Form 10-Q
period 2012-09-30
Memorial Production Partners LP
filed 2012-11-09
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, the registrant had 16,946,903 common units, 5,360,912 subordinated units and 22,330 general partner units outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	September 30, 2012	December 31, 2011*
ASSETS
Current assets:
Cash and cash equivalents	$1,038	$1,088
Accounts receivable:
Oil and natural gas sales	9,810	—
Joint interest owners and other	4,342	—
Affiliates	1,798	2,955
Short-term derivative instruments	15,942	23,069
Prepaid expenses and other current assets	1,713	1,831

Total current assets	34,643	28,943
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	704,590	560,248
Other	323	—
Accumulated depreciation, depletion and impairment	(135,159)	(111,611)

Oil and natural gas properties, net	569,754	448,637
Long-term derivative instruments	5,586	13,654
Other long-term assets	2,016	2,012

Total assets	$611,999	$493,246

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$529	$—
Accounts payable – affiliates	901	1,024
Revenues payable	3,013	—
Accrued liabilities	8,262	2,032
Short-term derivative instruments	1,422	346

Total current liabilities	14,127	3,402
Long-term debt	293,000	120,000
Asset retirement obligations	15,439	14,113
Long-term derivative instruments	7,413	1,040
Other long-term liabilities	705	670

Total liabilities	330,684	139,225
Commitments and contingencies (Note 12)
Equity:
Limited partners:
Common units (16,946,903 units outstanding at September 30, 2012 and 16,661,294 units outstanding at December 31, 2011)	223,675	241,034
Subordinated units (5,360,912 units outstanding at September 30, 2012 and December 31, 2011)	57,242	61,708
General partner (22,222 units outstanding at September 30, 2012 and 22,044 units outstanding at December 31, 2011)	398	426

Total partners’ equity	281,315	303,168
Memorial Resource	—	50,853

Total equity	281,315	354,021

Total liabilities and equity	$611,999	$493,246

See Accompanying Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements.

*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND PREDECESSOR COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011*	2012	2011*
		(Predecessor)		(Predecessor)
Revenues:
Oil & natural gas sales	$19,326	$25,203	$54,725	$62,412
Other income	22	347	163	599

Total revenues	$19,348	$25,550	$54,888	$63,011

Costs and expenses:
Lease operating	6,884	6,152	19,118	16,424
Exploration	—	—	414	56
Production and ad valorem taxes	1,647	2,500	5,215	5,977
Depreciation, depletion, and amortization	8,536	8,720	23,548	22,133
Impairment of proved oil and natural gas properties	—	154	—	3,047
General and administrative	2,346	2,464	6,820	6,714
Accretion of asset retirement obligations	278	291	840	776
Realized gain on commodity derivative instruments	(7,697)	(1,901)	(24,606)	(4,314)
Unrealized (gain) loss on commodity derivative instruments	29,660	(10,649)	18,984	(10,282)
Gain on sale of properties	—	(35)	(192)	(62,764)
Other, net	141	338	468	1,851

Total costs and expenses	41,795	8,034	50,609	(20,382)

Operating income (loss)	(22,447)	17,516	4,279	83,393
Interest expense	3,042	2,192	7,943	5,433

Income (loss) before income taxes	(25,489)	15,324	(3,664)	77,960
Income tax expense (benefit)	(157)	—	26	122

Net income (loss)	(25,332)	15,324	(3,690)	77,838
Net income attributable to Memorial Resource	—	1,164	1,001	1,849
Net income attributable to predecessor	—	14,160	—	75,989

Net (loss) attributable to partners	$(25,332)	$—	$(4,691)	$—

Allocation of net (loss) attributable to partners:
Limited partners	$(25,307)	$—	$(4,686)	$—

General partner	$(25)	$—	$(5)	$—

Earnings per unit: (Note 9)
Basic and diluted loss per unit	$(1.13)	$—	$(0.21)	$—

Weighted average limited partner units outstanding:
Basic and diluted	22,302	—	22,241	—

See Accompanying Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements.

*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND PREDECESSOR COMBINED CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2012	2011*
		(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(3,690)	$77,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	23,548	22,133
Impairment of proved oil and natural gas properties	—	3,047
Unrealized loss(gain) on derivatives	22,683	(9,633)
Premiums paid for derivatives	—	(2,847)
Premiums received for derivatives	—	1,008
Deferred income tax expense	26	122
Amortization of loan origination costs	386	337
Accretion of asset retirement obligations	840	776
Amortization of equity awards	993	—
Gain on sale of properties	(192)	(62,764)
Exploration costs	—	56
Changes in operating assets and liabilities:
Accounts receivable	(11,249)	(4,440)
Accounts receivable - affiliates	1,282	—
Prepaid expenses and other assets	499	411
Accounts payable	529	69
Accounts payable - affiliates	(123)	3,523
Revenue payable	2,156	—
Accrued liabilities	4,406	1,469
Other	—	563

Net cash provided by operating activities	42,094	31,668
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(129,638)	(138,175)
Additions to oil and gas properties	(14,856)	(29,745)
Additions to other property and equipment	(323)	(472)
Proceeds from the sale of oil and gas properties	200	1,980

Net cash used in investing activities	(144,617)	(166,412)
Cash flows from financing activities:
Advances on revolving credit facility	186,000	92,077
Payments on revolving credit facility	(13,000)	(4,279)
Loan origination fees	(393)	(934)
Distributions to partners	(23,430)	—
Predecessor capital contributions	—	47,645
Distribution to Memorial Resource (Note 11)	(45,489)	—
Contribution (distribution) attributable to net assets transferred (Note 1)	(1,215)	4,776

Net cash provided by financing activities	102,473	139,285
Net change in cash and cash equivalents	(50)	4,541
Cash and cash equivalents, beginning of period	1,088	5,654

Cash and cash equivalents, end of period	1,038	10,195

Supplemental cash flows:
Cash paid for interest	$3,757	$3,909
Noncash investing and financing activities:
Additions to oil and gas properties – capital accruals	$1,659	$—
Fair value of assets acquired in excess of cash paid and net book value of properties transferred	—	69,645
Assumptions of asset retirement obligations related to properties acquired	482	2,661

See Accompanying Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements.

*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

		Partners’ Equity
		Limited Partners
	Memorial Resource*	Common	Subordinated	General Partner	Total
Balance December 31, 2011	$50,853	$241,034	$61,708	$426	$354,021
Net income (loss)	1,001	(3,590)	(1,096)	(5)	(3,690)
Distribution attributable to net assets transferred (Note 1)	(1,215)	—	—	—	(1,215)
Net book value of net assets transferred (Note 11)	(50,639)	28,864	21,775	—	—
Amortization of equity awards	—	993	—	—	993
Distributions to partners	—	(17,762)	(5,645)	(23)	(23,430)
Distribution to Memorial Resource (Note 11)	—	(25,929)	(19,560)	—	(45,489)
Other	—	65	60	—	125

Balance September 30, 2012	$—	$223,675	$57,242	$398	$281,315

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

Basis of Presentation

Our predecessor combined financial statements were derived from the historical accounting records of our predecessor and reflect the historical financial position, results of operations and cash flows for periods prior to our IPO. As common control existed among our predecessor entities, our predecessor’s combined financial statements reflect the financial statements of BlueStone and Classic Carve-Out on a combined basis for the for the three and nine months ended September 30, 2011 and the WHT Assets from the acquisition date of April 8, 2011 forward.

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

Our results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and predecessor combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated and predecessor combined financial statements and the notes thereto should be read in conjunction with the audited consolidated and predecessor combined financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our 2011 Form 10-K.

Current Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30, 2012	December 31, 2011
Accrued lease operating expense	$2,866	$308
Accrued ad valorem tax	2,522	—
Accrued capital expenditures	1,746	87
Accrued environmental	520	779
Other	608	858

	$8,262	$2,032

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

The fair values of oil and natural gas properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural properties include estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital.

2012 Acquisitions

Related Party. Our acquisitions of oil and gas properties from Memorial Resource in April and May 2012, as further discussed in Note 11, were each accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at Memorial Resource’s carrying value.

Third Party. On May 1, 2012, we acquired non-operating interests in certain oil and natural gas properties located in East Texas and North Louisiana from an undisclosed third party seller (“Undisclosed Seller Acquisition”) for a final net purchase price of approximately $36.5 million after customary post-closing adjustments. The effective date of this transaction was January 1, 2012. This transaction was financed with borrowings under our revolving credit facility. Because this transaction was a joint acquisition with Memorial Resource, the transaction was approved by the board of directors of our general partner (the “Board”) and by its conflicts committee, which is comprised entirely of independent directors. These properties are located primarily in Polk County, Texas and Lincoln and Claiborne Parishes, Louisiana. During the three months ended September 30, 2012, approximately $1.5 million of revenue and $0.2 million of earnings were recorded in the statement of operations related to the Undisclosed Seller Acquisition subsequent to the closing date. During the nine months ended September 30, 2012, approximately $2.5 million of revenue and $0.4 million of earnings were recorded in the statement of operations related to the Undisclosed Seller Acquisition subsequent to the closing date.

On September 28, 2012, we acquired certain oil and natural gas properties in East Texas from Goodrich Petroleum Corporation (“Goodrich Acquisition”), for a preliminary net purchase price of $93.2 million, subject to customary post-closing adjustments. The effective date of this transaction was July 1, 2012. This transaction was financed with borrowings under our revolving credit facility. These properties are located in the South Henderson field of Rusk County, Texas. During the three and nine months ended September 30, 2012, approximately $0.2 million of revenue and $0.1 million of earnings were recorded in the in the statement of operations related to the Goodrich Acquisition subsequent to the closing date.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed as of each acquisition date (in thousands). The purchase price allocation for the Goodrich Acquisition is preliminary and subject to change.

	Undisclosed Seller Acquisition	Goodrich Acquisition
Recognized amounts of identifiable assets acquired and liabilities assumed:
Oil and gas properties	$36,865	$90,965
Accounts receivable	—	2,903
Prepaid expenses and other current assets	—	418
Revenues payable	—	(857)
Asset retirement obligations	(321)	(161)
Accrued liabilities	(83)	(92)

Total identifiable net assets	$36,461	$93,176

The following unaudited pro forma combined results of operations are provided for the three and nine month periods ended September 30, 2012 and 2011 as though the third-party acquisitions had been completed on January 1, 2011. The pro forma combined results of operations for the three and nine month periods ended September 30, 2012 and 2011 have been prepared by adjusting the historical results of operations to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per unit amounts)
Revenues	24,166	$36,087	$79,901	$89,608
Net income (loss)	(24,642)	20,599	4,764	90,675
Basic and diluted earnings (loss) per unit	(1.06)	—	0.21	—

Acquisition-related costs. Approximately $0.4 million and $0.8 million of acquisition-related costs are included in general and administrative expense in the accompanying statements of operations for the three and nine months ended September 30, 2012, respectively.

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

A preliminary purchase price allocation was recorded in the second quarter of 2011. In the fourth quarter of 2011, the purchase price allocation was finalized. The final purchase price allocation resulted in the acquisition date fair value of $82.6 million allocated to proved oil and gas properties, $1.2 million allocated to asset retirement obligations, $0.5 million allocated to accrued liabilities and $0.6 million to deferred tax liabilities.

Our predecessor recorded a $62.0 million gain during the nine months ended September 30, 2011, based upon the preliminary purchase price allocation, the net book value of the Nueces Field properties exchanged to BP, and the cash consideration paid at closing.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

On April 8, 2011, our predecessor acquired producing oil and natural gas properties in East Texas (the “Carthage Properties”) from a third party for approximately $120.8 million. A preliminary purchase price allocation was recorded in the second quarter of 2011. In the third quarter of 2011, the purchase price allocation was finalized. The following table summarizes the fair value of the assets acquired and liabilities assumed as of April 8, 2011 (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Oil and gas properties	$122,874
Other property and equipment	418
Suspense liabilities assumed	(664)
Environmental liabilities assumed	(387)
Asset retirement obligations	(1,461)

Total identifiable net assets	$120,780

Summarized below are the results of operations for the nine months ended September 30, 2011, on an unaudited pro forma basis, as if the BP and Carthage Properties acquisitions had occurred on January 1, 2010. The unaudited pro forma financial information was derived from the historical combined statements of operations of our predecessor, the statements of revenues and direct operating expenses for the BP and Carthage Properties and the historical accounting records of the sellers. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Nine Months Ended September 30, 2011
(In thousands)
BP and Carthage Properties:
Revenues	$75,769
Net income	19,748

During the three months ended September 30, 2011, approximately $2.7 million and $5.7 million of revenue and $0.5 million and $6.0 million of earnings were recorded in the statement of operations related to the BP and Carthage Properties acquisitions, respectively, subsequent to their respective closing dates. During the nine months ended September 30, 2011, approximately $4.0 million and $11.6 million of revenue and $1.1 million and $8.3 million of earnings were recorded in the statement of operations related to the BP and Carthage Properties acquisitions, respectively, subsequent to their respective closing dates.

Effective July 1, 2011, our predecessor acquired producing oil and natural gas properties in Webb and Zapata counties in South Texas. The net purchase price of approximately $2.3 million was allocated to oil and natural gas properties. The acquisition closed on June 30, 2011.

During August 2011, our predecessor sold working interests related to the deep rights under approximately 4,200 acres in Webb County in South Texas and options related to an additional 9,000 acres of deep rights in Webb County. Total cash consideration received by our predecessor in August 2011 was approximately $2.0 million, and a $0.8 million gain on the sale of properties was recognized during the nine months ending September 30, 2011. The transactions did not involve the sale of any existing production.

Our predecessor also acquired interests in oil and gas properties, including acreage, in a number of individually insignificant acquisitions during the nine months ended September 30, 2011 which aggregated to a total of approximately $4.0 million.

Less than $0.1 million and approximately $0.8 million of acquisition costs related to the 2011 acquisitions are included in other expense in the accompanying statements of operations for three and nine months ended September 30, 2011, respectively.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Level 2 instruments primarily include non-exchange traded derivatives, such as over-the-counter commodity price swaps, basis swaps, collars, put options and interest rate swaps. At September 30, 2012 and December 31, 2011, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements included in the accompanying balance sheets approximated fair value at September 30, 2012 and December 31, 2011. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected in the balance sheets as of September 30, 2012 and December 31, 2011 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$31,254	$—	$31,254

Liabilities:
Commodity derivatives	$—	$14,582	$—	$14,582
Interest rate derivatives	—	3,979	—	3,979

Total liabilities	$—	$18,561	$—	$18,561

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$39,206	$—	$39,206

Liabilities:
Commodity derivatives	$—	$3,591	$—	$3,591
Interest rate derivatives	—	278	—	278

Total liabilities	$—	$3,869	$—	$3,869

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See Note 6 for a summary of changes in ARO’s.

•

If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital.

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

Certain inherent business risks are associated with commodity and interest rate derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas, oil or NGLs will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender in our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had our counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $17.2 million against amounts outstanding under our revolving credit facility. See Note 7 for additional information in regards to our revolving credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, collars, put options, call spreads, and basis swaps) is used to manage exposure to commodity price volatility. We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to the Partnership’s areas of production. We also enter into oil derivative contracts indexed to NYMEX WTI and NGL derivative contracts indexed to OPIS Mont Belvieu. At September 30, 2012 we had the following open commodity positions:

	Remaining 2012	2013	2014	2015	2016	2017
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	601,701	817,672	1,222,125	1,126,112	1,113,275	990,067
Weighted-average fixed price	$4.54	$4.33	$4.34	$4.28	$4.53	$4.29

Collar contracts:
Average Monthly Volume (MMBtu)	660,000	633,000	120,000	80,000	—	—
Weighted-average floor price	$4.75	$4.75	$5.08	$5.25	$—	$—
Weighted-average ceiling price	$5.85	$5.82	$6.31	$6.75	$—	$—

Put options:
Average Monthly Volume (MMBtu)	70,000	—	—	—	—	—
Weighted-average strike price	$4.80	$—	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	430,000	120,000	80,000	—	—
Weighted-average sold strike price	$4.20	$4.59	$5.08	$5.25	$—	$—
Weighted-average bought strike price	$5.70	$5.84	$6.31	$6.75	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	626,633	813,432	1,318,750	—	—	—
Spread	$(0.11)	$(0.11)	$(0.09)	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	9,747	9,632	10,102	12,031	9,263	10,000
Weighted-average fixed price	$93.69	$94.06	$89.52	$90.29	$90.65	$88.30

Collar contracts:
Average Monthly Volume (Bbls)	4,500	4,750	3,200	—	—	—
Weighted-average floor price	$86.67	$87.16	$90.00	$—	$—	$—
Weighted-average ceiling price	$115.12	$116.94	$117.72	—	—	—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	21,142	24,805	—	—	—	—
Weighted-average fixed price	$43.77	$48.72	$—	$—	$—	$—

Collar contracts:
Average Monthly Volume (Bbls)	3,800	—	—	—	—	—
Weighted-average floor price	$75.16	$—	$—	$—	$—	$—
Weighted-average ceiling price	$93.57	$—	$—	—	—	—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Partnership. Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At September 30, 2012, we had the following fixed-for-floating interest rate swap open positions whereby we receive the floating rate and pay the fixed rate:

Period Covered		Notional ($ in thousands)	Floating Rate	Fixed Rate
1/17/2012	1/17/2013	$100,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$100,000	1 Month LIBOR	1.305%
5/17/2012	1/17/2013	$50,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$50,000	1 Month LIBOR	0.970%

Predecessor. Periodically, our predecessor entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At September 30, 2011, our predecessor had the following fixed-for-floating interest rate swap open positions whereby our predecessor received the floating rate and paid the fixed rate:

Period Covered	Notional ($ in thousands)	Floating Rate	Fixed Rate
April 2011 to April 2014 (1)	$30,000	1 Month LIBOR	1.510%
June 2010 to June 2012 (1)	$50,000	1 Month LIBOR	1.000%

(1)	These interest rate swap agreements were not acquired by the Partnership at its IPO in December 2011.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2012 and December 31, 2011:

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2012	2011	2012	2011
		(In thousands)
Natural gas contracts	Short-term derivative instruments	$16,307	$22,930	$1,047	$44
Oil contracts	Short-term derivative instruments	646	83	423	250
NGL contracts	Short-term derivative instruments	840	166	639	—
Interest rate swaps	Short-term derivative instruments	—	—	1,164	162

Gross fair value		17,793	23,179	3,273	456
Netting arrangements	Short-term derivative instruments	(1,851)	(110)	(1,851)	(110)

Net recorded fair value	Short-term derivative instruments	$15,942	$23,069	$1,422	$346

Natural gas contracts	Long-term derivative instruments	$11,876	$15,595	$11,674	$3,034
Oil contracts	Long-term derivative instruments	1,397	432	612	263
NGL contracts	Long-term derivative instruments	188	—	187	—
Interest rate swaps	Long-term derivative instruments	—	—	2,815	116

Gross fair value		13,461	16,027	15,288	3,413
Netting arrangements	Long-term derivative instruments	(7,875)	(2,373)	(7,875)	(2,373)

Net recorded fair value	Long-term derivative instruments	$5,586	$13,654	$7,413	$1,040

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for financial reporting purposes and neither did our predecessor. Accordingly, all gains and losses, including unrealized gains and losses from changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the unrealized and realized gains and losses related to derivative instruments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statements of Operations Location	2012	2011	2012	2011
Commodity derivative contracts	Realized (gain) loss on commodity derivatives	$(7,697)	$(1,901)	$(24,606)	$(4,314)
Commodity derivative contracts	Unrealized (gain) loss on commodity derivatives	29,660	(10,649)	18,984	(10,282)
Interest rate swaps (1)	Interest expense	1,439	461	4,001	1,097

(1)

Net cash payments of approximately $0.1 million and $0.3 million are included in the amounts for the three months ended September 30, 2012 and 2011, respectively. Net cash payments of approximately $0.3 million and $0.4 million are included in the amounts for the nine months ended September 30, 2012 and 2011, respectively.

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

For the Nine Months Ended September 30,
2012
Asset retirement obligations at beginning of period	$14,113
Liabilities added from acquisitions or drilling	486
Accretion expense	840

Asset retirement obligations at end of period	$15,439

Note 7. Long Term Debt

Our consolidated debt obligations consisted of the following at the dates indicated:

	September 30,	December 31,
	2012	2011
	(In thousands)
$1.0 billion multi-year revolving credit facility, variable –rate, due December 2016	$293,000	$120,000

The revolving credit facility, which OLLC entered into at the closing of our IPO, is guaranteed by us and all of our current and future subsidiaries and had an initial borrowing base of $300.0 million. On September 18, 2012, we entered into a second amendment to our credit agreement, which among other things: (i) increased the borrowing base to $380.0 million upon closing of the Goodrich Acquisition and (ii) provided us with the ability to incur certain second lien indebtedness. The next borrowing base redetermination is scheduled for April 2013; however, we may seek an interim redetermination if the need arises.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

As of September 30, 2012, available borrowing capacity under this revolving credit facility is $87.0 million. The effective weighted average interest rate for both the three and nine months ended September 30, 2012 was 2.79%. The effective weighted average interest rate includes the impact of the commitment fee and excludes the impact of interest rate hedging activity.

During the nine months ended September 30, 2012, we incurred additional financing costs in connection with our semiannual borrowing base redetermination. These additional costs have been deferred and will be amortized over the life of our revolving credit facility. At the dates indicated unamortized deferred financing costs associated with our revolving credit facility were:

September 30,	December 31,
2012	2011
(In thousands)
$2,529	$2,521

During the nine months ended September 30, 2012, the revolving credit facility was primarily used to fund the acquisitions of oil and gas properties. See Note 3 for additional information regarding these acquisitions.

Note 8. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2011:

	Common	Subordinated	General Partner
Balance December 31, 2011	16,661,294	5,360,912	22,044
Restricted common units issued	287,943	—	—
Restricted common units forfeited	(2,334)	—	—
General partner units issued	—	—	178

Balance September 30, 2012	16,946,903	5,360,912	22,222

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 10 for additional information regarding restricted common units that were granted during the nine months ended September 30, 2012.

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

Quarter	Declaration Date	Record Date	Payable Date	Amount Per Unit (1)	Aggregate Distribution	Memorial Resource Distribution
3rd Quarter 2012	October 19, 2012	November 1, 2012	November 12, 2012	$0.4950	$11.1	$6.2
2nd Quarter 2012	July 19, 2012	August 1, 2012	August 13, 2012	$0.4800	$10.7	$6.0
1st Quarter 2012	April 19, 2012	May 1, 2012	May 14, 2012	$0.4800	$10.7	$6.0
4th Quarter 2011	January 26, 2012	February 6, 2012	February 13, 2012	$0.0929	$2.0	$1.2

(1)

The $0.0929 per unit pro-rated distribution paid on February 13, 2012 was based upon the minimum quarterly distribution of $0.4750 per unit adjusted to take into account the 18-day period of the fourth quarter of 2011 during which the Partnership was a public entity.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

Note 9. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2012
Net (loss) attributable to partners	$(25,332)	$(4,691)
Less: General partner’s 0.1% interest in net (loss)	(25)	(5)

Limited partners’ interest in net (loss)	$(25,307)	$(4,686)

Weighted average limited partner units outstanding:
Common units	16,941	16,880
Subordinated units	5,361	5,361

Total	22,302	22,241

Basic and diluted EPU	$(1.13)	$(0.21)

Note 10. Equity-based Awards

Long-Term Incentive Plan

In December 2011, the Board adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, including Memorial Resource, who perform services for the Partnership. The LTIP consists of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof. The following table presents awards of restricted common units that have been granted under the LTIP during the nine months ended September 30, 2012:

Grant Date	Number of Restricted Units	Award Recipient
January 9, 2012	173,949	Executive Officers of our general partner
January 9, 2012	3,421	Independent Director of our general partner
March 7, 2012	3,511	Independent Director of our general partner
May 31, 2012	95,254	Executive Officers of our general partner and other Memorial Resource employees
August 3, 2012	1,535	Independent Director of our general partner
August 31, 2012	10,273	Other Memorial Resource employees

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

The aggregate fair value of the restricted common units awarded to our general partner’s executive officers and other Memorial Resource employees, which are accounted for as equity-classified awards, was $5.0 million based on the market price per unit on the date of grant. This amount net of forfeitures will be recognized as compensation cost on a straight-line basis over the requisite service period. These awards were granted in recognition of services performed in connection with the completion of our IPO and/or to provide incentive to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the three and nine months ended September 30, 2012, we recognized approximately $0.4 million and $1.0 million, respectively, of compensation expense associated with these awards.

The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost on a straight-line basis over the requisite service period. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the three and nine months ended September 30, 2012, we recognized less than $0.1 million of compensation expense associated with these awards.

The following table summarizes information regarding restricted common unit awards for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2011	—	$—
Granted (2)	287,943	$18.07
Forfeited	(2,334)	$17.14

Restricted common units outstanding at September 30, 2012	285,609	$18.08

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2012 was $5.2 million based on grant date market prices ranging from $17.14 to $18.58 unit.

The unrecognized compensation cost associated with restricted common unit awards was an aggregate $4.2 million at September 30, 2012. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.63 years.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our unaudited condensed statements of consolidated and predecessor combined cash flows. During the nine months ended September 30, 2012, the restricted common unitholders received a distribution of approximately $0.2 million. The restricted common unitholders will receive a distribution of approximately $0.1 million on November 12, 2012 with respect to the quarterly cash distribution for the third quarter of 2012 that the Board declared in October 2012.

Note 11. Related Party Transactions

The following table summarizes our related party receivable and payable amounts included in the accompanying balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Accounts Receivable/(Payable) – Affiliates:
Memorial Resource	$(870)	$377
Our general partner	6	—
BlueStone	235	2,142
Classic	1,557	436
WHT	(31)	(1,024)

Total	$897	$1,931

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2012, approximately $0.8 million and $1.8 million, respectively, of related party transactions are reflected as costs and expenses in the accompanying statements of operations. The vast majority of these costs and expenses were payments under our omnibus agreement (as discussed below) in addition to gathering and salt water disposal fees paid to certain affiliates. For the comparable periods in 2011, there was approximately $0.2 million and $0.5 million, respectively, of related party transactions recognized in the accompanying statements of operations.

Agreements

Memorial Resource continues to provide management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. In connection with this agreement, we recognized $0.5 million and $1.2 million of expense during the three and nine months ending September 30, 2012, respectively. Memorial Resource entered into separate agreements with affiliates on our behalf relating to the management, operation and administration of the properties acquired by us on December 14, 2011. Effective May 1, 2012, we record less than $0.1 million monthly for the management fees that Memorial Resource pays to its affiliates and recorded approximately $0.1 million prior to this date. The tax sharing agreement pursuant to which we pay Memorial Resource (or its applicable affiliate(s)) our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Memorial Resource or its applicable affiliate(s) also remains in effect.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

AND PREDECESSOR COMBINED FINANCIAL STATEMENTS

Memorial Resource Revolving Credit Facility

On July 13, 2012, Memorial Resource entered into a new senior secured revolving credit facility which is guaranteed by our general partner. The revolving credit facility is a two-year, $50.0 million credit facility with an initial borrowing base of $35.0 million. Memorial Resource has pledged 7,061,294 of our common units and 5,360,912 of our subordinated units as security under the credit facility in addition to certain other assets of Memorial Resource.

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

At September 30, 2012 and December 31, 2011, we had $0.9 million and $1.1 million respectively, of environmental reserves recorded on our balance sheets. At September 30, 2012 and December 31, 2011, $0.5 million and $0.8 million, respectively, of our environmental reserves were classified as current liabilities in accrued liabilities.

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

(1)

The estimates of net proved reserves were prepared by Memorial Resource’s internal reserve engineers and are based on various assumptions, including assumptions related to average oil and natural gas prices on the first day of each month within the twelve month period ending June 30, 2012, drilling and operating expenses, capital expenditures, taxes and availability of funds. These internal estimates of net proved reserves may differ materially from estimates of net proved reserves as of December 31, 2012, which will be prepared by independent reserve engineers, as estimates are prepared using SEC pricing (historical twelve month average).

(2)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of June 30, 2012 by the annualized average daily net production for the six months ended June 30, 2012.

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

Acquisition of Oil & Gas Properties – Third Party

On May 1, 2012, we acquired non-operating interests in certain oil and natural gas properties located in East Texas and North Louisiana from an undisclosed third party seller for a final net purchase price of approximately $36.5 million after customary post-closing adjustments. The effective date of this transaction was January 1, 2012. This transaction was financed with borrowings under our revolving credit facility. Because this transaction was a joint acquisition with Memorial Resource, the transaction was approved by the Board and by its conflicts committee, which is comprised entirely of independent directors. These properties are located primarily in Polk County, Texas and Lincoln and Claiborne Parishes, Louisiana. Memorial Resource will operate 75% of the acquired properties and the remaining 25% will be operated by third parties. Based on average net daily production of 3.5 MMcfe at the time of acquisition, approximately 61% is natural gas and the remaining 39% is oil and NGLs. This acquisition was accounted for as a business combination using the acquisition method of accounting.

On September 28, 2012, we acquired certain oil and natural gas properties in East Texas from Goodrich Petroleum Corporation (“Goodrich Acquisition”), for a preliminary net purchase price of $93.2 million, subject to customary post-closing adjustments. The effective date of this transaction was July 1, 2012. This transaction was financed with borrowings under our revolving credit facility. These properties are located in the South Henderson field of Rusk County, Texas. Based on average net daily production of 12.6 MMcfe at the time of acquisition, approximately 62% is natural gas and the remaining 38% is oil and NGLs. This acquisition was accounted for as a business combination using the acquisition method of accounting.

See Note 3 of the unaudited condensed financial statements included in “Item 1. Financial Statements” for more information about these acquisitions.

Second Amendment to Revolving Credit Facility

On September 18, 2012, we entered into a second amendment to our credit agreement, which among other things: (i) increased the borrowing base to $380.0 million upon closing of the Goodrich Acquisition and (ii) provided us with the ability to incur certain second lien indebtedness. The next borrowing base redetermination is scheduled for April 2013; however, we may seek an interim redetermination if the need arises.

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

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production. By removing a significant portion of this price volatility on our future production through December 2017, we have mitigated, but not eliminated, the potential effects of changing commodity prices on our cash flows from operations for those periods.

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

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flow from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including realized and unrealized losses on interest rate derivative contracts;

•	Income tax expense;

•	Depreciation, depletion and amortization (“DD&A”);

•	Impairment of goodwill and long-lived assets (including oil and natural gas properties) (“Impairment”);

•	Accretion of asset retirement obligations (“AROs”);

•	Unrealized losses on commodity derivative contracts;

•	Losses on sale of assets and other, net;

•	Unit-based compensation expenses;

•	Exploration costs;

•	Acquisition related costs;

•	Net operating cash flow from acquisitions, effective date through closing date post-IPO; and

•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;

•	Income tax benefit;

•	Unrealized gains on commodity derivative contracts;

•	Gains on sale of assets and other, net; and

•	Other non-routine items that we deem appropriate.

We are required to comply with certain Adjusted EBITDA-related metrics under our revolving credit facility.

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

The following tables present our calculation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to cash flows from operating activities, our most directly comparable GAAP financial measure, for each of the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(Predecessor)		(Predecessor)
		(Recasted)		(Recasted)
Calculation of Adjusted EBITDA:
Net income (loss)	$(25,332)	$15,324	$(3,690)	$77,838
Interest expense	3,042	2,192	7,943	5,433
Deferred income tax expense (benefit)	(157)	—	26	122
DD&A	8,536	8,720	23,548	22,133
Impairment	—	154	—	3,047
Accretion of AROs	278	291	840	776
Unrealized (gains) losses on commodity derivative instruments	29,660	(10,649)	18,984	(10,282)
Gain on sale of properties	—	(35)	(192)	(62,764)
Acquisition related expenses	381	31	779	842
Unit-based compensation expense	418	—	993	—
Exploration costs	—	—	414	56
Net operating cash flow from acquisitions, effective date through closing date	3,920	—	5,808	—

Adjusted EBITDA	$20,746	$16,028	$55,453	$37,201

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(Predecessor)		(Predecessor)
		(Recasted)		(Recasted)
Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$14,679	$19,863	$42,094	$31,668
Changes in working capital	156	(5,732)	2,500	(1,595)
Interest expense	3,042	2,192	7,943	5,433
Unrealized (loss) on interest rate swaps	(1,304)	(203)	(3,699)	(649)
Premiums paid for derivatives	—	—	—	2,847
Premiums received for derivatives	—	—	—	(1,008)
Amortization of deferred financing fees	(128)	(123)	(386)	(337)
Acquisition related expenses	381	31	779	842
Exploration costs	—	—	414	—
Net operating cash flow from acquisitions, effective date through closing date	3,920	—	5,808	—

Adjusted EBITDA	$20,746	$16,028	$55,453	$37,201

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2012 have been derived from our consolidated financial statements. The results of operations for the three and nine months ended September 30, 2011 are presented on a combined basis, consisting of the combined financial information of our predecessor. The historical financial data of our predecessor consists of the combined financial data of BlueStone Natural Resources Holdings, LLC, certain oil and natural gas properties owned by Classic and for periods after April 8, 2011, certain oil and natural gas properties owned by WHT. The results of operations covering periods prior to the closing of our IPO on December 14, 2011 may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods. Furthermore, our acquisitions of oil and gas properties from Memorial Resource in April and May 2012 were each accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at Memorial Resource’s carrying value and our consolidated and predecessor financial statements previously filed with the SEC and presented herein were recast to include the financial position and results attributable to these oil and gas properties for all periods presented on a combined basis. See “— Significant Current Developments” for additional information. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Predecessor)		(Predecessor)
	(Recasted)		(Recasted)
Revenues:
Oil & natural gas sales	$19,326	$25,203	$54,725	$62,412
Other income	22	347	163	599

Total revenues	$19,348	$25,550	$54,888	$63,011

Costs and expenses:
Lease operating	6,884	6,152	19,118	16,424
Exploration	—	—	414	56
Production and ad valorem taxes	1,647	2,500	5,215	5,977
Depreciation, depletion, and amortization	8,536	8,720	23,548	22,133
Impairment of proved oil and natural gas properties	—	154	—	3,047
General and administrative	2,346	2,464	6,820	6,714
Accretion of asset retirement obligations	278	291	840	776
Realized gain on commodity derivative instruments	(7,697)	(1,901)	(24,606)	(4,314)
Unrealized (gain) loss on commodity derivative instruments	29,660	(10,649)	18,984	(10,282)
Gain on sale of properties	—	(35)	(192)	(62,764)
Other, net	141	338	468	1,851

Total costs and expenses	41,795	8,034	50,609	(20,382)

Operating income	(22,447)	17,516	4,279	83,393
Interest expense	3,042	2,192	7,943	5,433

Income (loss) before income taxes	(25,489)	15,324	(3,664)	77,960
Income tax expense (benefit)	(157)	—	26	122

Net income (loss)	(25,332)	15,324	(3,690)	77,838
Net income attributable to Memorial Resource	—	1,164	1,001	1,849
Net income attributable to predecessor	—	14,160	—	75,989

Net (loss) attributable to partners	$(25,332)	$—	$(4,691)	$—

Oil and natural gas revenue:
Oil sales	3,454	2,855	10,049	6,332
NGL sales	3,133	2,186	8,721	6,491
Natural gas sales	12,739	20,162	35,955	49,589

Total oil and natural gas revenue	$19,326	$25,203	$54,725	$62,412

Production volumes:
Oil (MBbls)	37	27	105	70
NGLs (MBbls)	100	56	236	125
Natural gas (MMcf)	4,386	4,739	13,242	11,409

Total (MMcfe)	5,208	5,235	15,288	12,577

Average net production (MMcfe/d)	56.61	56.90	55.80	46.07

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$92.78	$80.23	$95.77	$90.20
NGL (per Bbl)	$31.39	$51.41	$36.94	$52.10
Natural gas (per Mcf)	$2.90	$4.25	$2.72	$4.35

Total (Mcfe)	$3.71	$4.81	$3.58	$4.96

Average unit costs per Mcfe:
Lease operating expense	$1.32	$1.18	$1.25	$1.31
Production and ad valorem taxes	$0.32	$0.48	$0.34	$0.48
General and administrative expenses	$0.45	$0.47	$0.45	$0.53
Depletion, depreciation, and amortization	$1.64	$1.67	$1.54	$1.76

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

We recorded a net loss of $25.3 million for the three months ended September 30, 2012 compared to a net income of $15.3 million recorded by our predecessor for the three months ended September 30, 2011. The three months ended September 30, 2012 included a $29.7 million unrealized loss on commodity derivative instruments compared to a $10.6 million unrealized gain on commodity derivative instruments recognized by our predecessor during the same period in 2011.

Revenues. Oil, natural gas and NGL revenues for the three months ended September 30, 2012 were $19.3 million, a decrease of $5.9 million compared with same period in 2011. Production decreased 27 MMcfe (less than 1%) and the average realized sales price (excluding realized gain on derivatives) decreased $1.10 per Mcfe. The unfavorable pricing and volume variance contributed to a $5.8 million and $0.1 million decrease in revenues, respectively. The quarter-to-quarter decrease in revenues is primarily driven by a 32% decrease in the natural gas average realized sales price.

Lease Operating. Lease operating expenses increased by approximately $0.7 million, or 11%, to approximately $6.9 million for the three months ended September 30, 2012, from approximately $6.2 million for the three months ended September 30, 2011. Lease operating expenses increased primarily due to costs associated with properties acquired by the Partnership from a third party in May 2012 and additional workover expenses during the current period related to our South Texas assets. On a per Mcfe basis, lease operating expenses increased from $1.18 per Mcfe for the three months ended September 30, 2011 to $1.32 for the three months ended September 30, 2012.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2012 were $1.6 million, a decrease of $0.9 million compared with the same period in 2011. The decrease in these taxes was mainly due to lower oil, natural gas and NGL revenues during three months ended September 30, 2012 as compared to the same period in 2011 and lower ad valorem taxes in the current period.

Depreciation, Depletion and Amortization. DD&A expense decreased slightly from approximately $8.7 million for the three months ended September 30, 2011 to approximately $8.5 million for the three months ended September 30, 2012. DD&A per Mcfe decreased from $1.67 per Mcfe for the three months ended September 30, 2011 to $1.64 for the three months ended September 30, 2012.

Impairment of Proved Oil and Natural Gas Properties. The three months ended September 30, 2011 included a $0.2 million impairment related to an abandoned well in the Burke Unit located in South Texas due to a situation encountered during drilling, causing unrecoverability of costs and future benefit. No impairments were recorded during the three months ended September 30, 2012.

General and Administrative. Our general and administrative expenses include the costs of administrative employees and related benefits, management fees paid to Memorial Resource, professional fees and other costs not directly associated with field operations. General and administrative expenses for the three months ended September 30, 2012 were $2.3 million, which includes $0.4 million of non-cash unit-based compensation expense and $0.4 million of acquisition-related costs.

Our predecessor’s general and administrative expenses included the costs of administrative employees, related benefits, office rents, professional fees and other costs not directly associated with field operations or production. Our predecessor’s general and administrative expenses for the three months ended September 30, 2011 were $2.5 million.

On a per Mcfe basis, general and administrative expenses decreased from approximately $0.47 per Mcfe during the three months ended September 30, 2011 to $0.45 per Mcfe for the three months ended September 30, 2012.

(Gain) Loss on Commodity Derivative Instruments. We recognized a loss on commodity derivative instruments of approximately $22.0 million during the three months ended September 30, 2012, of which approximately $7.7 million was a realized gain and $29.7 million was an unrealized loss. Our predecessor recognized a realized gain on commodity derivative instruments of $1.9 million and unrealized gains of approximately $10.6 million during the three months ended September 30, 2011.

Interest Expense. Interest expense is comprised of interest on credit facilities, amortization of debt issue costs and realized and unrealized gains and losses on interest rate swaps. Interest expense was $3.0 million for the three months ended September 30, 2012 attributable to the Partnership’s revolving credit facility, which included unrealized losses on interest rate swaps of approximately $1.3 million and amortization of deferred financing fees of approximately $0.1 million. During the three months ended September 30, 2012 our average outstanding borrowings were $206.4 million. Our predecessor’s interest expense was comprised of interest on its credit facilities, amortization of debt issue costs and realized and unrealized gains and losses on interest rate swaps. Our predecessor’s interest expense was $2.2 million for the three months ended September 30, 2011 which included unrealized losses on interest rate swaps of approximately $0.2 million and amortization of deferred financing fees of approximately $0.1 million.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We recorded a net loss of $3.7 million for the nine months ended September 30, 2012 compared to a net income of $77.8 million recorded by our predecessor for the nine months ended September 30, 2011. The nine months ended September 30, 2011 included a $62.8 million gain on the sale of properties with no such comparable gain recorded during the same period in 2012. The nine months ended September 30, 2012 included a $19.0 million unrealized loss on commodity derivative instruments compared to a $10.3 million unrealized gain on commodity derivative instruments recognized by our predecessor during the same period in 2011.

Revenues. Oil, natural gas and NGL revenues for the nine months ended September 30, 2012 were $54.7 million, a decrease of $7.7 million compared with same period in 2011. Although production increased 2,711 MMcfe, or 22%, the average realized sales price (excluding realized gain on derivatives) decreased $1.38 per Mcfe. The unfavorable pricing variance contributed to a $21.1 million decrease in revenues, which was partially offset by a favorable volume variance of $13.4 million. The period-to-period decrease in revenues is primarily driven by a 38% decrease in the natural gas average realized sales price. Volumes increased primarily due to properties acquired from third parties by both the Partnership in May 2012 and our predecessor in April and May of 2011.

Lease Operating. Lease operating expenses increased by approximately $2.7 million, or 16%, to approximately $19.1 million for the nine months ended September 30, 2012, from approximately $16.4 million for the nine months ended September 30, 2011. Lease operating expenses increased primarily due to costs associated with properties acquired by both the Partnership from a third party in May 2012 and our predecessor in April and May of 2011. On a per Mcfe basis, lease operating expenses decreased from $1.31 per Mcfe for the nine months ended September 30, 2011 to $1.25 for the nine months ended September 30, 2012.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2012 were $5.2 million, a decrease of $0.8 million compared with the same period in 2011. Production taxes decreased by approximately $0.4 million due to lower oil, natural gas and NGL revenues during nine months ended September 30, 2012 as compared to the same period in 2011. Ad valorem taxes also decreased by a like amount due to lower assessed values as a result of lower commodity prices.

Depreciation, Depletion and Amortization. DD&A expense increased from approximately $22.1 million for the nine months ended September 30, 2011 to approximately $23.5 million for the nine months ended September 30, 2012 due to increased production from 12,577 MMcfe to 15,288 MMcfe related to properties acquired in both 2012 and 2011. DD&A decreased from $1.76 per Mcfe for the nine months ended September 30, 2011 to $1.54 per Mcfe for the nine months ended September 30, 2012 due to an increase in proved reserve volumes between periods relative to the increase in capitalized costs subject to amortization.

Impairment of Proved Oil and Natural Gas Properties. The nine months ended September 30, 2011 included an impairment related to an abandoned well in the Burke Unit located in South Texas due to a situation encountered during drilling, causing unrecoverability of costs and future benefit. No impairments were recorded during the nine months ended September 30, 2012.

General and Administrative. Our general and administrative expenses include the costs of administrative employees and related benefits, management fees paid to Memorial Resource, professional fees and other costs not directly associated with field operations. General and administrative expenses for the nine months ended September 30, 2012 were $6.8 million, which includes $1.0 million of non-cash unit-based compensation expense and $0.8 million of acquisition-related costs.

Our predecessor’s general and administrative expenses included the costs of administrative employees, related benefits, office rents, professional fees and other costs not directly associated with field operations or production. Our predecessor’s general and administrative expenses for the nine months ended September 30, 2011 were $6.7 million.

Increased period-over-period production volumes drove general and administrative expenses lower on a per Mcfe basis from approximately $0.53 per Mcfe during the nine months ended September 30, 2011 to $0.45 per Mcfe for the nine months ended September 30, 2012.

(Gain) Loss on Commodity Derivative Instruments. We recognized a net gain on commodity derivative instruments of approximately $5.6 million during the nine months ended September 30, 2012, of which approximately $24.6 million was a realized gain and $19.0 million was an unrealized loss. Our predecessor recognized a gain on commodity derivative instruments of $14.6 million during the nine months ended September 30, 2011 of which approximately $4.3 million was realized and $10.3 million was unrealized.

Gain on Sale of Properties. Effective January 1, 2011, our predecessor acquired BP’s interests in producing wells located in Duval, Jim Hogg, McMullen and Webb counties in exchange for (i) our predecessor’s interest in approximately 10,700 net acres located in the Nueces Field of the Eagle Ford Shale and (ii) $20.0 million in cash, subject to certain closing adjustments. The transaction closed on May 31, 2011 and our predecessor paid approximately $12.9 million in cash consideration at closing, net of adjustments. Our predecessor recognized a gain on sale of properties of $62.0 million during the nine months ended September 30, 2011 relating to this transaction based on a preliminary purchase price allocation. See Note 3 of the unaudited condensed financial statements included in “Item 1. Financial Statements” for additional information. There was no comparable gain recorded for the same period in 2012.

Interest Expense. Interest expense is comprised of interest on credit facilities, amortization of debt issue costs and realized and unrealized gains and losses on interest rate swaps. Interest expense was $7.9 million for the nine months ended September 30, 2012 attributable to the Partnership’s revolving credit facility, which included unrealized losses on interest rate swaps of approximately $3.7 million and amortization of deferred financing fees of approximately $0.4 million. During the nine months ended September 30, 2012 our average outstanding borrowings were $167.7 million. Our predecessor’s interest expense was comprised of interest on its credit facilities, amortization of debt issue costs and realized and unrealized gains and losses on interest rate swaps. Our predecessor’s interest expense was $5.4 million for the nine months ended September 30, 2011, which included unrealized losses on interest rate swaps of approximately $0.6 million and amortization of deferred financing fees of approximately $0.3 million.

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

As of September 30, 2012, our liquidity of $88.0 million consisted of $1.0 million of available cash and $87.0 million of available borrowings under our revolving credit facility. Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also have the ability to issue additional equity and debt as needed. Our primary cash requirements are for distributions to our partners, capital expenditures, debt service and working capital needs.

We expect to fund cash distributions to partners primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our maintenance capital expenditures. Our growth capital expenditures, which include any acquisitions of oil and natural gas properties and related assets, are expected to be primarily funded with borrowings under our revolving credit facility or proceeds from the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. We expect to fund our working capital needs primarily with operating cash flows. It is our belief that we will continue to have adequate liquidity and capital resources to fund our primary cash requirements. As of September 30, 2012, we had a positive working capital balance of $20.5 million.

Capital Expenditures

For the three and nine months ended September 30, 2012, total capital expenditures were $2.9 million and $16.8 million, respectively. See “—Significant Current Developments” for additional information regarding our acquisitions of oil and gas producing properties in April, May and September of 2012.

Revolving Credit Facility

We have a $1.0 billion revolving credit facility that expires in December 2016. Borrowings under the facility may not exceed a borrowing base determined by the lenders based on our oil and natural gas reserves. As of September 30, 2012, our revolving credit facility had borrowing capacity of $87.0 million ($380.0 million borrowing base less $293.0 million of outstanding borrowings). On September 18, 2012, we entered into a second amendment to our credit agreement, which among other things: (i) increased the borrowing base to $380.0 million upon closing of the Goodrich Acquisition and (ii) provided us with the ability to incur certain second lien indebtedness. The next borrowing base redetermination is scheduled for April 2013; however, we may seek an interim redetermination if the need arises. As of September 30, 2012, we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility, see Note 7 of the Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements included under Item 1 of this quarterly report.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2012, see Note 5 of the Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Derivative Contracts

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. For additional information regarding our interest rate swaps, see Note 5 of the Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements included under Item 1 of this quarterly report.

Counterparty Exposure

As of September 30, 2012, the fair value of our open derivative contracts was a net receivable of $12.7 million. All of our derivative contracts are with major financial institutions who are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2011 is presented on a combined basis, consisting of the combined financial information of our predecessor. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Predecessor Combined Cash Flows included under Item 1 of this quarterly report. Our acquisitions of oil and gas properties from Memorial Resource in April and May 2012 were each accounted for as a transaction between entities under common control. As a result, our consolidated and predecessor financial statements previously filed with the SEC were recast to include the financial position and results attributable to these oil and gas properties for all periods presented on a combined basis. See “— Significant Current Developments” for additional information.

	For the Nine Months Ended September 30,
	2012	2011
		(Predecessor)
		(Recasted)
Net cash provided by operating activities	$42,094	$31,668
Net cash used in investing activities	144,617	166,412
Net cash provided by financing activities	102,473	139,285

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash flows provided by operating activities increased for the nine months ended September 30, 2012 primarily due to an increase in production volumes as a result of properties acquired by the Partnership from an undisclosed third party seller in May 2012 and our predecessor’s acquisition activities in 2011. We used cash flows provided by operating activities primarily to fund distributions to our partners and additions to oil and gas properties. Our predecessor primarily used cash flows provided by operating activities to fund its exploration and development expenditures.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2012 was $144.6 million, of which $129.6 million was used to acquire oil and natural gas properties and $14.9 million for additions to oil and gas properties. See “—Significant Current Developments” for additional information regarding our acquisitions of oil and natural gas properties from third parties. During the nine months ended September 30, 2012, we participated in the drilling and/or completion of 8 new drills in South and East Texas, none of which were dry holes, for a success rate of 100%.

Cash used in investing activities for the nine months ended September 30, 2011 was $166.4 million, driven mostly by acquisitions of oil and natural gas properties of $138.2 million and $29.7 million for additions to oil and gas properties. During the nine months ended September 30, 2011, our predecessor participated in the drilling of 6 wells, none of which was a dry hole, for a success rate of 100%.

Financing Activities. Distributions to partners for the nine months ended September 30, 2012 were $23.4 million, of which Memorial Resource received $13.2 million. See Note 8 of the Notes to Unaudited Condensed Consolidated and Predecessor Financial Statements included under Item 1 of this quarterly report for additional information about cash distributions to unitholders. We distributed $45.5 million to Memorial Resource in connection with our acquisitions of oil and gas properties from them in April and May 2012. See “—Significant Current Developments” for additional information. We also had net borrowings of $173.0 million that were used primarily to fund the acquisitions of oil and gas properties. During the nine months ended September 30, 2012, the net cash provided by operating activities attributable to the net assets transferred from Memorial Resource prior to the closing date of the respective transactions exceeded the cash used in investing activities by $1.2 million and is reflected as a distribution on our cash flow statement.

During the nine months ended September 30, 2011, our predecessor received capital contributions of $47.6 million and had net borrowings of $87.8 million. The cash used in investing activities attributable to the net assets transferred from Memorial Resource exceeded the net cash provided by operating activities by $4.8 million and is reflected as a contribution on our cash flow statement for the nine months ended September 30, 2011. Our predecessor primarily used cash flows provided by financing activities to fund its development and property acquisition program.

Contractual Obligations

During the nine months ended September 30, 2012, there were no significant changes in our consolidated contractual obligations from those reported in our 2011 Form 10-K except for borrowings made under our revolving credit facility. See Note 7 of the Notes to Unaudited Condensed Consolidated and Predecessor Financial Statements included under Item 1 of this quarterly report for additional information about our debt obligations.

Off–Balance Sheet Arrangements

As of September 30, 2012, we had no off–balance sheet arrangements.

Recent Accounting Developments

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Predecessor Financial Statements included under Item 1 of this quarterly report.

On July 13, 2012, the SEC’s Office of the Chief Accountant published its final staff report on the Work Plan related to global accounting standards. The SEC directed the staff in February 2010 to develop and execute the work plan. The SEC issued a statement at the time indicating that the information obtained through the Work Plan would aid the SEC in evaluating the implications of incorporating International Financial Reporting Standards (“IFRS”) into the financial reporting system for U.S. companies. The report does not include a recommendation to the SEC about whether or how to incorporate IFRS into the US financial reporting system. The report notes that the SEC still needs to analyze and consider the threshold question—whether and, if so, how and when IFRS should be incorporated into the U.S. financial reporting system. As a result, we do not expect a decision before 2013.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2012, see Note 5 of the Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

At September 30, 2012, we had $200.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with a weighted average interest rate of LIBOR plus 2.50%, or 2.73%. We also had $93.0 million of alternative base rate borrowings outstanding under our revolving credit facility, with a weighted average interest rate of Prime plus 1.50%, or 4.75%. On October 2, 2012, we repaid $2.0 million of the alternative base rate borrowings and converted $91.0 million to Eurodollar borrowings at an interest rate of LIBOR plus 2.50%.

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. For additional information regarding the fixed-for-floating interest rate swap open positions as of September 30, 2012, see Note 5 of the Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements included under Item 1 of this quarterly report.

Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the variable component of our weighted average interest rate, after giving effect to our interest rate swaps, would be approximately $0.3 million per year.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Each of the counterparties to our derivative contracts is a lender in our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had our counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset our $12.7 million net derivative asset receivable against amounts outstanding under our revolving credit facility.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Change in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, Item 1, Financial Statements, Note 12, “Commitments and Contingencies—Litigation & Environmental,” of the Notes to Unaudited Condensed Consolidated and Predecessor Combined Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in our 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number		Description

2.1	—

Purchase and Sale Agreement, dated as of September 18, 2012, by and among Memorial Production Operating LLC, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Corporation (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012).

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

10.1	—

Second Amendment to Credit Agreement, dated as of September 18, 2012, by and among Memorial Production Partners LP, Memorial Production Operating LLC, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012).

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

Memorial Production Partners LP (Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: November 9, 2012	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Vice President and Chief Financial Officer of Memorial Production Partners GP LLC