Form 10-K
period 2012-12-31
Memorial Production Partners LP
filed 2013-03-05
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 001-35364

MEMORIAL PRODUCTION PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0726667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 McKinney, Suite 2100, Houston, TX	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 588-8300

Securities registered pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates was approximately $162.8 million on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Market on such date. As of February 28, 2013, the registrant had 28,931,966 common units, 5,360,912 subordinated units and 34,334 general partner units outstanding.

Documents Incorporated By Reference: None.

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

ICE: Inter-Continental Exchange.

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

Proved Reserves: Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration, unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir, or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price used is the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Reserve Life: A measure of the productive life of an oil and natural gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year-end by production volumes. In our calculation of reserve life, production volumes are adjusted, if necessary, to reflect property acquisitions and dispositions.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-K, unless we indicate otherwise:

•	“Memorial Production Partners,” “the Partnership,” “we,” “our,” “us” or like terms refer to Memorial Production Partners LP individually and collectively its subsidiaries, as the context requires;

•	“our general partner” refers to Memorial Production Partners GP LLC, our general partner;

•	“Memorial Resource” refers collectively to Memorial Resource Development LLC and its subsidiaries other than the Partnership;

•

“our predecessor” for accounting and financial reporting purposes refers collectively to (a) BlueStone Natural Resources Holdings, LLC and its wholly-owned subsidiaries and certain oil and natural gas properties owned by Classic Hydrocarbons Holdings, L.P. (“Classic”) for all periods prior to the closing of our initial public offering and (b) for periods after April 8, 2011 through the closing of our initial public offering, certain oil and natural gas properties owned by WHT Energy Partners LLC;

•

“the previous owners” for accounting and financial reporting purposes refers collectively to (a) certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates and (b) Rise Energy Operating, LLC (“REO”) and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) from February 3, 2009 (Inception) through December 11, 2012;

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

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	drilling locations;

•	oil and natural gas reserves;

•	technology;

•	realized oil and natural gas prices;

•	production volumes;

•	lease operating expenses;

•	general and administrative expenses;

•	future operating results;

•	cash flows and liquidity;

•	ability to procure drilling and production equipment;

•	ability to procure oil field labor;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	ability to access capital markets;

•	marketing of oil and natural gas;

•	expectations regarding general economic conditions;

•	competition in the oil and natural gas industry;

•	effectiveness of risk management activities;

•	environmental liabilities;

•	counterparty credit risk;

•	expectations regarding governmental regulation and taxation;

•	expectations regarding distributions and distribution rates;

•	expectations regarding developments in oil-producing and natural-gas producing countries; and

•	plans, objectives, expectations and intentions.

These types of statements, other than statements of historical fact included in this report, are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution or any other amount on our common units;

•	our substantial future capital requirements, which may be subject to limited availability of financing;

•	the uncertainty inherent in the development and production of oil and natural gas and in estimating reserves;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;

•	cash flows and liquidity;

•	potential shortages of drilling and production equipment;

•	potential difficulties in the marketing of, and volatility in the prices for, oil and natural gas;

•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;

•	competition in the oil and natural gas industry;

•	general political and economic conditions, globally and in the jurisdictions in which we operate;

•	the impact of legislation and governmental regulations, including those related to climate change and hydraulic fracturing;

•	the risk that our hedging strategy may be ineffective or may reduce our income;

•	actions of third-party co-owners of interest in properties in which we also own an interest; and

•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties.

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

Overview

We are a Delaware limited partnership formed in April 2011 by Memorial Resource to own, acquire and exploit oil and natural gas properties in North America. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2012:

•	Our total estimated proved reserves were approximately 609 Bcfe, of which approximately 62% were natural gas and 59% were classified as proved developed reserves;

•

We produced from 1,671 gross (731 net) producing wells across our properties, with an average working interest of 44%, and we or Memorial Resource operated 97% of the properties in which we have interests; and

•	Our average net production for the three months ended December 31, 2012 was 72.9 MMcfe/d, implying a reserve-to-production ratio of approximately 23 years.

Significant Current Developments

Beta Acquisition

On December 12, 2012, we acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California, from Rise Energy Partners, LP for a purchase price of $270.6 million, which included $3.0 million of working capital and other customary adjustments. We refer to this transaction as the “Beta acquisition.” The Beta acquisition was funded with borrowings under our revolving credit facility and the net proceeds from our December 12, 2012 public offering of common units (discussed below). Terms of the transaction were approved by the board of directors of our general partner and by its conflicts committee, which is comprised entirely of independent directors. The acquired properties and assets, which we refer to as the “Beta properties,” primarily consist of a 51.75% working interest in three Pacific Outer Continental Shelf blocks covering the Beta Field, and are located in federal waters approximately 11 miles offshore the Port of Long Beach, California. Associated facilities include three conventional wellhead and production processing platforms, a 17.5-mile pipeline and an onshore tankage and metering facility. Two of the platforms are bridge connected and stand in approximately 260 feet of water, while the third platform stands in approximately 700 feet of water.

This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interests method, whereby the net assets acquired were recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to the Beta acquisition as if the Partnership owned REO from February 3, 2009 (inception) through the acquisition date. For information about the Partnership’s basis of presentation, see Note 1 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

In conjunction with the closing of the Beta acquisition, the board of directors of our general partner approved an increase in our distribution rate attributable to the fourth quarter of 2012 to $0.5075 per unit, representing an annualized distribution of $2.03 per unit. This represents a 6.8% increase over our initial annualized distribution of $1.90 per unit.

2012 Public Equity Offering

On December 12, 2012, we issued 10,500,000 common units representing limited partner interests in the Partnership to the public at an offering price of $17.00 per unit generating total net proceeds of $170.0 million after deducting underwriting discounts and offering expenses. The net proceeds from the offering, including our general partner’s proportionate capital contribution, were used to fund a portion of the purchase price of the Beta acquisition. On December 21, 2012, the underwriters purchased an additional 1,475,000 common units pursuant to their over-allotment option. We used the net proceeds of approximately $24.1 million from the sale of the additional common units, including our general partner’s proportionate capital contribution, to repay indebtedness under our revolving credit facility.

Third Amendment to Revolving Credit Facility

On December 3, 2012, we entered into a third amendment to our credit agreement, which among other things increased the borrowing base to $460.0 million upon closing of the Beta acquisition.

Acquisitions of Oil & Gas Producing Properties from Memorial Resource

On May 14, 2012, we acquired certain oil and natural gas producing properties in East Texas from an operating subsidiary of Memorial Resource for a final purchase price of $27.0 million. This transaction was financed with borrowings under our revolving credit facility. The transaction also included the novation to the Partnership of 2012 through 2014 commodity derivative positions related to these properties. The transaction was approved by the board of directors of our general partner and by its conflicts committee. These properties are located primarily in the Joaquin and Carthage fields in Panola and Shelby counties in East Texas.

On April 2, 2012, we acquired certain oil and natural gas producing properties in East Texas from an operating subsidiary of Memorial Resource for a final purchase price of $18.5 million. This transaction was financed with borrowings under our revolving credit facility. The transaction also included the novation to the Partnership of 2012 through 2013 commodity derivative positions related to these properties. The transaction was approved by the board of directors of our general partner and by its conflicts committee. These properties are located primarily in the Willow Springs field in Gregg County, as well as in Upshur, Rusk, Panola, Smith and Leon counties in East Texas. Memorial Resource operates 84% of the acquired properties and the remaining 16% is operated by third parties.

Our acquisitions of oil and gas properties from Memorial Resource in April and May 2012 were each accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at Memorial Resource’s carrying value. For information about the Partnership’s basis of presentation, see Note 1 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Acquisition of Oil & Gas Properties – Third Party

On September 28, 2012, we acquired certain oil and natural gas properties in East Texas from Goodrich Petroleum Corporation, for a final net purchase price of $90.4 million. This transaction was financed with borrowings under our revolving credit facility. These properties are located in the East Henderson field of Rusk County, Texas. We operate substantially all of the acquired properties. This acquisition was accounted for as a business combination using the acquisition method of accounting.

On May 1, 2012, we acquired non-operating interests in certain oil and natural gas properties located in East Texas and North Louisiana from an undisclosed third party seller for a final net purchase price of approximately $36.5 million after customary post-closing adjustments. This transaction was financed with borrowings under our revolving credit facility. Because this transaction was a joint acquisition with Memorial Resource, the transaction was approved by the board of directors of our general partner and by its conflicts committee. These properties are located primarily in Polk County, Texas and Lincoln Parish, Louisiana. Memorial Resource operates 75% of the acquired properties and the remaining 25% is operated by third parties. This acquisition was accounted for as a business combination using the acquisition method of accounting.

See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for more information about these acquisitions.

Properties

Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, were engaged to prepare portions of our reserves estimates comprising approximately 97% of our estimated proved reserves (by volume) at December 31, 2012. The following table summarizes information about our proved oil and natural gas reserves by geographic region as of December 31, 2012 and our average net production for the three months ended December 31, 2012:

	Estimated Net Proved Reserves					Average Net Production		Average Reserve-to- Production Ratio (3)	Producing Wells
Region	Bcfe (1)	% Oil and NGL	% Natural Gas	% Proved Developed	Standardized Measure (2) (in millions)	MMcfe/d	% of Total		Gross	Net
								(Years)
South Texas	166.9	16%	84%	86%	$97.8	24.9	34%	18.4	516	408
East Texas/North Louisiana	353.5	33%	67%	44%	314.9	38.6	53%	25.1	1,100	295
California	88.4	100%	0%	69%	419.0	9.4	13%	25.8	55	28

Total	608.8	38%	62%	59%	$831.7	72.9	100%	22.9	1,671	731

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas . Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to commodity derivative contracts.

(3)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2012 by the annualized average net production for the three months ended December 31, 2012.

Business Strategies

Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions. To achieve our objective, we intend to execute the following business strategies:

•

Maintain and grow a stable production profile through accretive acquisitions and lower-risk development. Our development plans target proved drilling locations with relatively low costs that support a stable production profile. We seek to acquire properties with long-lived reserves, low production decline rates and identified and predictable development potential. We believe that our management team’s experience positions us to identify, evaluate, execute, integrate and exploit suitable acquisitions.

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

•

Utilize our relationship with Memorial Resource, the Funds, and their respective affiliates (including NGP) to gain access to and, from time to time, acquire from them producing oil and natural gas properties that meet our acquisition criteria. We may have additional opportunities to acquire producing oil and natural gas properties directly from Memorial Resource, the Funds, or their respective affiliates from time to time in the future. We believe Memorial Resource and the Funds are incentivized to sell properties to us as doing so will enhance Memorial Resource’s and, accordingly, the Funds’ economic returns by monetizing long-lived producing properties while potentially retaining a portion of the resulting cash flow through distributions on Memorial Resource’s (and the Funds’) limited partner and incentive distribution interests in us. However, none of Memorial Resource, the Funds, or any of their respective affiliates is contractually obligated to offer or sell any properties to us.

•

Leverage our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP) to participate with them in acquisitions of third party producing properties and to increase the size and scope of our potential third-party acquisition targets. Memorial Resource was formed in part to acquire and develop oil and natural gas properties, some of which will likely meet our acquisition criteria. In addition, NGP and its affiliates (including the Funds) have long histories of evaluating, pursuing and consummating oil and natural gas property acquisitions in North America. Through our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP), we have access to their significant pool of management talent and industry relationships, which we believe provides us a competitive advantage in pursuing potential third-party acquisition opportunities. We may have additional opportunities to work jointly with Memorial Resource to pursue certain acquisitions of oil and natural gas properties that may not otherwise be attractive acquisition candidates for either of us individually. For example, we and Memorial Resource may jointly pursue an acquisition where we would acquire the proved developed portion of the acquired properties and Memorial Resource would acquire the undeveloped portion. We believe this arrangement gives us access to an array of third-party acquisition opportunities that we would not otherwise be in a position to pursue.

•

Reduce exposure to commodity price risk and stabilize cash flows through a disciplined commodity hedging policy. We intend to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps and collar contracts and natural gas basis financial swaps. We believe these commodity derivative contracts will allow us to mitigate the impact of oil and natural gas price volatility, thereby increasing the predictability of our cash flow.

•

Maintain reasonable levels of indebtedness to permit us to opportunistically finance acquisitions. We intend to maintain modest levels of indebtedness in relation to our cash flows from operations. We believe our internally generated cash flows, our access to capital markets through public and private equity and debt offerings and our borrowing capacity under our revolving credit facility will provide us with the financial flexibility to pursue our acquisition and development strategy in an effective and competitive manner.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•

Our diversified asset portfolio is characterized by long-lived reserves with low geologic risk, significant production history and predictable production decline rates. Our well life is typically more than 20 years, providing a long history of production that enables better predictability of future production decline rates. Our total estimated proved reserves had a reserve-to-production ratio of approximately 23 years based on our average net production for the three months ended December 31, 2012. Based on our reserve report, as of December 31, 2012, our estimated average proved developed producing decline rate per year is approximately 11% for the first three years and 7% thereafter.

•

Our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP), which we believe (i) provide us with access to a portfolio of additional oil and natural gas properties that meet our acquisition criteria and (ii) help us with access to and in the evaluation and execution of future acquisitions. Memorial Resource was formed in part to own and acquire producing properties and to develop properties into mature, long-lived producing assets. As of June 30, 2012, Memorial Resource had (i) total estimated proved reserves of over 1,235 Bcfe, primarily located in East Texas, North Louisiana and the Rockies and (ii) interests in over 579,570 gross (335,323 net) acres of properties. Based on Memorial Resource’s intention to develop its properties and Memorial Resource’s significant ownership interests in us, we believe we may be able to acquire additional assets from Memorial Resource, the Funds, or their respective affiliates in the future, although none of them have any obligation to offer or sell properties to us. Additionally, we believe that our ability to use the industry relationships and broad expertise of Memorial Resource and NGP in expanding our access to acquisitions and evaluating oil and natural gas assets expands our opportunities and differentiates us from many of our competitors. We expect to have the opportunity to work jointly with Memorial Resource to pursue acquisitions of oil and natural gas properties that we would not otherwise be able to pursue on our own or that may not otherwise be attractive acquisition candidates for either of us individually. We leveraged our relationships with Memorial Resource, the Funds, and their respective affiliates during 2012 by: (i) acquiring certain oil and natural gas producing properties in East Texas from Memorial Resource in April and May 2012, (ii) completing a joint acquisition of oil and natural gas properties with Memorial Resource in May 2012 and (iii) acquiring the Beta properties in December 2012 from Rise Energy Partners, LP, which is primarily owned by two of the Funds.

•

Our relationship with Memorial Resource, which provides us with extensive technical expertise in and familiarity with developing and operating oil and natural gas assets within our core focus areas. Through our omnibus agreement with Memorial Resource, we have the operational support of petroleum professionals, many of whom have significant engineering and geoscience expertise in South Texas, East Texas/North Louisiana and/or offshore California, which are our current geographical areas of focus. As of December 31, 2012, Memorial Resource has a team of over 300 employees, including over 75 engineers, geologists and land professionals as well as other experienced exploration, development and production professionals. We believe that this technical expertise and depth differentiates us from, and provides us with a competitive advantage over, many of our competitors. We intend to continue to utilize these resources in maximizing our production and ultimate reserve recovery, which could add substantial value to our assets.

•

Our diverse distribution of reserve value, with 1,671 gross (731 net) producing wells as of December 31, 2012, none of which contains estimated proved reserves in excess of 2% of our total estimated proved reserves as of December 31, 2012. The value of our total estimated proved reserves, as approximated by the standardized measure, is spread across a wide subset of our producing wells. Our top 10 wells by value represent 18% of our total standardized measure at December 31, 2012.

•

Our substantial inventory of proved operated infill drilling, recompletion and development opportunities. We have a substantial inventory of low risk, proved undeveloped locations. At December 31, 2012, our properties included approximately 248 Bcfe of estimated proved undeveloped reserves, and had 233 identified low-risk proved drilling locations and 361 proved recompletion and development opportunities. In 2013, our capital spending program is expected to be approximately $61.0 to $71.0 million (including maintenance capital expenditures). At December 31, 2012, we or Memorial Resource operated approximately 97% of the properties in which we have an interest. Without considering potential acquisitions, we expect our aggregate production in 2013 to be approximately 28-30 Bcfe. For a more detailed discussion of our capital spending program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”

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

•

Our management team’s extensive experience in the acquisition, development and integration of oil and natural gas assets. The members of our management team have extensive experience in the oil and natural gas industry. We believe our management team’s collective knowledge of the industry, relationships within the industry and experience in identifying, evaluating and completing acquisitions will provide us with opportunities to grow through strategic and accretive acquisitions that complement or expand our existing operations. See “Item 10 — Directors, Executive Officers and Corporate Governance—Directors and Executive Officers” for additional information concerning the background of our management team.

Our Principal Business Relationships

Our Relationship with Memorial Resource

Memorial Resource is a Delaware limited liability company formed by the Funds to own, acquire, exploit and develop oil and natural gas properties and to own our general partner. As part of our formation transactions in connection with our initial public offering, the Funds contributed to Memorial Resource their respective ownership of five separate portfolio companies (including those comprising our predecessor at the time of our initial public offering), all of which are engaged in the business of owning, acquiring, exploiting, and developing oil and natural gas properties, and certain of which contributed our properties to us. Memorial Resource is engaged in its business with the objective of growing its reserves, production and cash flows, as well as owning our general partner and a significant limited partner interest in us.

Memorial Resource is our largest unitholder as of February 28, 2013, holding 7,061,294 common units (approximately 24.4% of all outstanding common units) and 5,360,912 subordinated units (100% of all outstanding), and owns all of the voting interests in our general partner and 50% of the economic interest in our incentive distribution rights. Memorial Resource has pledged our common and subordinated units that it owns, as well as its ownership interest in our general partner, as security under its senior secured revolving credit facility in addition to certain other assets of Memorial Resource. Our general partner has entered into an omnibus agreement with Memorial Resource and the Partnership in which Memorial Resource has agreed to provide the administrative, management and operational services that we believe are necessary to allow our general partner to manage, operate and grow our business.

As of June 30, 2012, Memorial Resource had (i) total estimated proved reserves of over 1,235 Bcfe, primarily located in East Texas, North Louisiana and the Rockies and (ii) interests in over 579,570 gross (335,323 net) acres of properties. We believe that many of these properties are (or after additional capital is invested will become) suitable for us, based on our criteria that suitable properties consist of mature oil and natural gas reservoirs with long-lived, low-decline, predictable production profiles. We also believe the largely contiguous and overlapping nature of Memorial Resource’s and our East Texas/North Louisiana acreage, along with joint ownership in specific properties, will provide key operational, logistical and technical benefits derived from our aligned interests and information sharing among personnel, in addition to various economic benefits.

As a result of its significant ownership interests in us and our general partner, we believe Memorial Resource will be motivated to support the successful execution of our business strategy and will provide us with opportunities to pursue acquisitions that will be accretive to our unitholders. Memorial Resource views our partnership as part of its growth strategy, and we believe that Memorial Resource will be incentivized to contribute or sell additional assets to us and to pursue acquisitions jointly with us in the future. For example, during 2012 we acquired two sets of properties from Memorial Resource, and we also completed an acquisition of properties via a joint bid with Memorial Resource. However, Memorial Resource regularly evaluates acquisitions and dispositions and may elect to acquire or dispose of properties in the future without offering us the opportunity to participate in those transactions. Although we believe Memorial Resource is incentivized to offer properties to us for purchase, none of Memorial Resource, the Funds or any of their respective affiliates has any obligation to sell or offer properties to us.

Our Relationship with Natural Gas Partners and the Funds

Founded in 1988, NGP is a family of private equity investment funds, with cumulative committed capital of approximately $10.5 billion since inception, organized to make investments in the natural resources sector. NGP is part of the investment platform of NGP Energy Capital Management, a premier investment franchise in the natural resources industry, which together with its affiliates has managed approximately $13 billion in cumulative committed capital since inception. The employees of NGP are experienced energy professionals with substantial expertise in investing in the oil and natural gas business. In connection with NGP’s business, these employees review a large number of potential acquisitions and are involved in decisions relating to the acquisition and disposition of oil and natural gas assets by the various portfolio companies in which NGP owns interests. We believe that our relationship with NGP, and its experience investing in oil and natural gas companies, provides us with a number of benefits, including increased exposure to acquisition opportunities and access to a significant group of transactional and financial professionals who have experience in assisting the companies in which it has invested to meet their financial and strategic growth objectives. Although we may have the opportunity to make acquisitions as a result of our relationship with NGP, NGP has no legal obligation to offer to us (or inform us about) any acquisition opportunities, may decide not to offer any acquisition opportunities to us and is not restricted from competing with us, and we cannot say which, if any, of such potential acquisition opportunities we would choose to pursue.

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

Our Areas of Operation

East Texas/North Louisiana

Approximately 58% of our estimated proved reserves as of December 31, 2012 and approximately 53% of our average daily net production for the three months ended December 31, 2012 were located in the East Texas/North Louisiana region. Our East Texas/Louisiana properties include wells and properties located in Navarro, Anderson, Wood, Upshur, Gregg, Harrison, Rusk, Panola, Leon, Polk, Smith, Tyler and Shelby Counties, Texas and De Soto and Lincoln Parishes, Louisiana. Those properties collectively contained 353 Bcfe of estimated net proved reserves as of December 31, 2012 based on our reserve report and generated average net production of 38.6 MMcfe/d for the three months ended December 31, 2012. Our East Texas/North Louisiana properties include properties in the Joaquin and Carthage fields in Panola and Shelby Counties, the Willow Springs field located in Gregg County, the East Henderson field located in Rusk County, and the Terryville field located in Lincoln Parish.

Based on our December 31, 2012 reserve report, the East Henderson field contains more than 15% of our total estimated reserves. The oil and natural gas properties in this field were acquired on September 28, 2012 from Goodrich Petroleum Corporation. The following table summarizes production volumes from this field from the date of acquisition through December 31, 2012:

Production Volumes:
Oil (MBbls)	18
NGLs (MBbls)	32
Natural gas (MMcf)	710

Total (MMcfe)	1,007

Average net production (MMcfe/d)	10.6

South Texas

Approximately 27% of our estimated proved reserves as of December 31, 2012 and approximately 35% of our average daily net production for the three months ended December 31, 2012 were located in the South Texas region. Our South Texas properties include wells and properties in numerous natural gas weighted fields located in McMullen, Live Oak, Duval, Jim Hogg, Webb and Zapata Counties, Texas, including the NE Thompsonville, Laredo and East Seven Sisters fields. Our South Texas properties contained 167 Bcfe of estimated net proved reserves as of December 31, 2012 based on our reserve report. Those properties collectively generated average net production of 24.9 MMcfe/d for the three months ended December 31, 2012.

California

Approximately 15% of our estimated proved reserves as of December 31, 2012 and approximately 13% of our average daily net production for the three months ended December 31, 2012 were located offshore Southern California. These properties, the Beta properties, consist of: (i) a 51.75% working interest and a 35.03% average net revenue interest in three Pacific Outer Continental Shelf blocks (P-0300, P-0301 and P-0306), referred to as the Beta unit, in the Beta Field located in federal waters approximately 11 miles offshore the Port of Long Beach, California; (ii) a 4.575% overriding royalty interest in the Beta unit; (iii) a 51.75% undivided interest in (a) two wellbore production platforms with permanent drilling equipment systems and (b) one production handling and processing platform; and (iv) a 51.75% controlling equity interest in a 17.5-mile pipeline and an onshore tankage and metering facility. Our Beta properties contained 15 MMBbls of estimated net proved reserves as of December 31, 2012 based on our reserve report. The Beta properties collectively generated average net production of 1,568 Bbls/d for the three months ended December 31, 2012.

The Beta properties include a 51.75% undivided interest in: two wellbore production platforms, referred to as the Ellen and Eureka platforms, with permanent drilling equipment systems and one production handling and processing platform, referred to as the Elly platform. The Elly platform, which is bridge connected to the Ellen platform, handles production and processing for the Ellen and Eureka platforms as well as sales connectivity for a third-party platform. The Ellen platform is located in block P-0300 in the Beta Field and currently has 80 well slots. The Eureka platform is located in block P-0301 in the Beta Field and currently has 60 well slots. We believe there are over 50 available well slots for additional production and injection wells for the Ellen and Eureka platforms. Royal Dutch Shell PLC installed the platforms in the 1980s, and production from the Ellen and Eureka platforms commenced in January 1981 and March 1985, respectively. The Beta unit was formed in 1983.

The Beta properties include a controlling interest in the San Pedro Bay Pipeline Company, which owns and operates a 16-inch diameter oil pipeline that extends approximately 17.5 miles from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California. The Ellen and Eureka platforms are the primary source of throughput for this pipeline as well as production received from a third-party platform also located in the Beta Field. Crude oil delivered to the Beta pump station is metered and received into a 10,000 Bbl storage tank. The pipeline includes two pipelines that connect to two sales outlets that connect to the THUMS header, operated by Crimson Pipeline LP, which can deliver the crude oil to over five refineries. All of the crude oil produced from the Ellen and Eureka platforms is currently being delivered to one refinery under a short-term “evergreen’ marketing agreement that renews on a month-to-month basis until either party gives 60-day advance written notice of non-renewal.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Approximately 97% of our proved reserves were estimated at the well or unit level and compiled for reporting purposes by NSAI, our independent reserve engineers. Memorial Resource maintains internal evaluations of our reserves in a secure reserve engineering database. NSAI interacts with Memorial Resource’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed and approved internally by our senior management on a semi-annual basis and evaluated by our lender group on at least a semi-annual basis in connection with borrowing base redeterminations under our revolving credit facility. Our reserve estimates are evaluated by NSAI at least annually.

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

Qualifications of Responsible Technical Persons

Internal Engineers. Larry R. Forney and John D. Williams are the technical persons at Memorial Resource primarily responsible to liaison with and provide oversight of our third-party reserve engineers, NSAI, which prepared the reserve report for our properties. Mr. Forney has served as our general partner’s Vice President and Chief Operating Officer since January 2013. Previously, he served as our general partner’s Vice President of Operations and Asset Management from August 2011 to January 2013. From August 2008 to August 2011, Mr. Forney served as President of Mossback Management LLC, a private entity providing contract operating and engineering consulting services, including managing all operations and related business functions for Hungarian Horizon Energy, Ltd and Central European Drilling, Ltd in Budapest, Hungary from July 2010 to August 2011. From July 2004 to July 2008, Mr. Forney served as Vice President of Operations for Greystone Oil & Gas LLP and Managing Director of Greystone Drilling LP. Mr. Forney served as Vice President of Operations for Greystone Petroleum LLC from 2002 until 2004. Mr. Forney was Vice President and Treasurer of Goldrus Producing Company from 1997 to 2002. From 1990 to 1997, Mr. Forney held various positions for the Kelley Oil companies, which culminated in his serving concurrently as Vice President of Operations for Kelley Oil Corporation and Vice President of Concorde Gas Marketing. Prior to 1990, Mr. Forney held various drilling, production and facility construction positions with Pacific Enterprises Oil Corporation and Kerr-McGee Corporation. Mr. Forney is a graduate of the University of Texas at Austin with a B.S. in petroleum engineering and a registered professional engineer in Texas.

Mr. Williams has been practicing petroleum engineering at Memorial Resource since March 2012. Mr. Williams is a Registered Professional Engineer in the State of Texas with over 17 years of experience in the estimation and evaluation of reserves. From April 2005 to March 2012, he held various positions at Southwestern Energy Company, most recently as Reservoir Engineering Manager. From August 1998 to April 2005, he served in various capacities at Ryder Scott Company, which culminated in his serving as Vice President. Mr. Williams is a graduate of the University of Texas at Austin with a B.S. in petroleum engineering and with a M.S. in petroleum engineering.

Netherland, Sewell & Associates, Inc. NSAI is an independent oil and natural gas consulting firm. No director, officer, or key employee of NSAI has any financial ownership in us, Memorial Resource, the Funds, or any of their respective affiliates. NSAI’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. NSAI has not performed other work for us, Memorial Resource, the Funds, or any of their respective affiliates that would affect its objectivity. The estimates of proved reserves at December 31, 2012 presented in the NSAI report were overseen by Mr. Justin S. Hamilton; Mr. David E. Nice; Mr. Richard B. Talley, Jr.; Mr. Philip S. (Scott) Frost; Mr. Joseph Spellman; and Mr. J. Carter Henson, Jr.

Justin Hamilton has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Hamilton is a Licensed Professional Engineer in the State of Texas (License No. 104999) and has over 10 years of practical experience in petroleum engineering, with over 10 years of experience in the estimation and evaluation of reserves. He graduated from Brigham Young University in 2000 with a B.S. in mechanical engineering and from the University of Texas in 2007 with a M.B.A.

David Nice has been practicing consulting petroleum geology at NSAI since 1998. Mr. Nice is a Licensed Professional Geoscientist in the State of Texas (License No. 346) and has over 26 years of practical experience in petroleum geosciences, with over 13 years of experience in the estimation and evaluation of reserves. He graduated from University of Wyoming in 1982 with a B.S. in geology and in 1985 with a M.S. in geology.

Richard Talley has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Talley is a Licensed Professional Engineer in the State of Texas (License No. 102425) and in the State of Louisiana (License No. 36998) and has over 13 years of practical experience in petroleum engineering, with over 7 years of experience in the estimation and evaluation of reserves. He graduated from University of Oklahoma in 1998 with a B.S. in mechanical engineering and from Tulane University in 2001 with a M.B.A.

Scott Frost has been practicing consulting petroleum engineering at NSAI since 1984. Mr. Frost is a Licensed Professional Engineer in the State of Texas (License No. 88738) and has over 30 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from Vanderbilt University in 1979 with a B.E. in mechanical engineering and from Tulane University in 1984 with a M.B.A.

Joseph Spellman has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Spellman is a Licensed Professional Engineer in the State of Texas (License No. 73709) and has over 30 years of practical experience in petroleum engineering, with over 30 years of experience in the estimation and evaluation of reserves. He graduated from University of Wisconsin-Platteville in 1980 with a B.S. in civil engineering.

Carter Henson has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Henson is a Licensed Professional Engineer in the State of Texas (License No. 73964) and has over 30 years of practical experience in petroleum engineering, with over 24 years of experience in the estimation and evaluation of reserves. He graduated from Rice University in 1981 with a B.S. in mechanical engineering.

All six technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; all six are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2012, primarily based on our reserve report prepared by NSAI, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

Estimated Proved Reserves
Oil (MBbls)	19,516
NGLs (MBbls)	19,051
Natural gas (MMcf)	377,368

Total (MMcfe) (1)	608,771

Proved developed (MMcfe)	360,622
Proved undeveloped (MMcfe)	248,149
Proved developed reserves as a percentage of total proved reserves	59%
Standardized measure (in thousands) (2)	$831,665
Oil and Natural Gas Prices (3)
Oil – NYMEX WTI per Bbl	$91.22
Natural gas – NYMEX Henry Hub per MMBtu	$2.757

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, please read “Item 1. Business—Operations—Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Derivative Contracts.”

(3)

Our estimated net proved reserves and related standardized measure were determined using 12-month average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves as of December 31, 2012 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, Memorial Resource’s drilling and development programs were substantially funded from its cash flow from operations. Our expectation is to continue to fund our drilling and development programs, with respect to maintenance capital expenditures, primarily from our cash flow from operations, and to fund growth capital expenditures with external capital. Based on our current expectations of our cash flows and available external capital (including from our revolving credit facility), as well as our planned drilling and development programs, which include drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions in the next five years from our cash flow from operations and, if needed, our revolving credit facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

For a description of the Partnership’s, our predecessor’s, and the previous owners’ combined historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarizes our average net production, average sales prices by product and average production costs by geographic region for the years ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31, 2012
	East Texas / North Louisiana	South Texas	California	Total
Production Volumes:
Oil (MBbls)	133	27	574	734
NGLs (MBbls)	359	—	—	359
Natural gas (MMcf)	8,358	9,662	—	18,020

Total (MMcfe)	11,311	9,824	3,444	24,579

Average net production (MMcfe/d)	31.0	26.8	9.4	67.2

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$94.79	$91.09	$102.96	$101.04
NGL(per Bbl)	35.95	—	—	35.99
Natural gas (per Mcf)	2.51	3.20	—	2.88

Total (Mcfe)	$4.11	$3.40	$17.16	$5.65

Average unit costs per Mcfe:
Lease operating expense	$1.19	$1.30	$5.49	$1.83

	Year Ended December 31, 2011
	East Texas / North Louisiana	South Texas	California	Total
Production Volumes:
Oil (MBbls)	73	24	591	688
NGLs (MBbls)	181	1	—	182
Natural gas (MMcf)	6,883	9,053	—	15,936

Total (MMcfe)	8,405	9,203	3,547	21,155

Average net production (MMcfe/d)	23.1	25.2	9.7	58.0

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$92.62	$87.81	$102.74	$101.15
NGL (per Bbl)	51.46	82.93	—	51.70
Natural gas (per Mcf)	3.73	4.43	—	4.13

Total (Mcfe)	$4.96	$4.60	$17.12	$6.84

Average unit costs per Mcfe:
Lease operating expense	$1.08	$1.67	$4.93	$1.98

	Year Ended December 31, 2010
	East Texas / North Louisiana	South Texas	California	Total
Production Volumes:
Oil (MBbls)	48	14	578	639
NGLs (MBbls)	68	1	—	69
Natural gas (MMcf)	4,012	5,139	—	9,151

Total (MMcfe)	4,708	5,288	3,467	13,403

Average net production (MMcfe)	12.9	14.3	9.5	36.7

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$75.65	$74.84	$72.52	$72.85
NGL(per Bbl)	40.18	69.93	—	40.95
Natural gas (per Mcf)	3.99	4.65	—	4.36

Total (Mcfe)	$4.96	$4.60	$12.09	$6.67

Average unit costs per Mcfe:
Lease operating expense	$1.15	$1.81	$5.09	$2.43

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2012.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	64	34	1,123	663
Non-operated	—	—	484	34

Total	64	34	1,607	697

(1) Includes wells operated by Memorial Resource on our behalf.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2012, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2012 relating to our leasehold acreage.

	Developed Acreage (1)
Region	Gross (2)	Net (3)
South Texas	82,400	72,745
East Texas/North Louisiana	103,498	35,656
California	17,280	8,942

Total	203,178	117,343

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

Undeveloped Acreage

The following table sets forth information as of December 31, 2012 relating to our undeveloped leasehold acreage.

	Undeveloped Acreage
Region	Gross (1)	Net (2)
South Texas	—	—
East Texas/North Louisiana	1,208	168
California	—	—

Total	1,208	168

(1)    A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(2)    A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities consist entirely of development wells. The following table sets forth information with respect to wells drilled and completed by us, our predecessor, or the previous owners during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	9.0	2.8	6.0	5.1	4.0	3.7
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	9.0	2.8	6.0	5.1	4.0	3.7
Dry	—	—	—	—	—	—

Total	9.0	2.8	6.0	5.1	4.0	3.7

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Operations

General

As of December 31, 2012, Memorial Resource operates 97% of the wells and properties containing our proved reserves on our behalf and also is the operator of substantially all of the other wells and properties containing our proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place. Pursuant to our omnibus agreement, Memorial Resource provides management, administrative and operating services to our general partner and us to manage and operate our business and assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement” for more information about the omnibus agreement.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from 0% to 59%, or 19% on average, resulting in a net revenue interest to us ranging from 41% to 100%. As of December 31, 2012, most of our leases are held by production and do not require lease rental payments.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2012	2011	2010
Major customers: (1)
Phillips 66	27%	(2)	(2)
ConocoPhillips (2)	20%	42%	52%
Dominion Gas Ventures, LP	(3)	13%	18%
Enterprise Texas Pipeline, LLC	(3)	11%	13%

(1)    Collectively, these major customers purchased production pursuant to existing marketing agreements with terms that are currently on “evergreen” status. Evergreen contracts automatically renew on a month-to-month basis until either party gives 30 or 60 days advance written notice of non-renewal.

(2)    Phillips 66 was a subsidiary of ConocoPhillips through April 30, 2012. Accordingly, any revenues generated from Phillips 66 prior to May 1, 2012 were reported under ConocoPhillips.

(3)    Accounted for less than 10% of total revenue for the period indicated.

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our revolving credit facility, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. Our outstanding commodity derivative contracts currently consist of floating-for-fixed swaps, collars, call spreads, and basis swaps.

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

Competition

We operate in a highly competitive environment for acquiring properties, leasing acreage, contracting for drilling equipment and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry and many of our competitors have access to capital at a lower cost than that available to us.

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

Hydraulic Fracturing

Hydraulic fracturing has been a part of the completion process for substantially all wells on our onshore producing properties, and the future development of substantially all of our onshore properties are economically dependent on our ability to hydraulically fracture the producing formations. We are currently conducting hydraulic fracturing activity in our South Texas and East Texas/North Louisiana holdings. As of December 31, 2012, substantially all of our leasehold acreage is currently held by production from existing wells; therefore, fracturing is not currently required to maintain this acreage but it will be required in the future to economically develop the proved non-producing and proved undeveloped reserves associated with this acreage. We plan to utilize hydraulic fracturing operations on nearly all of our onshore proved non-producing and proved undeveloped reserves. This represents 43% of our total estimated proved reserves with a total standardized measure of $146.7 million as of December 31, 2012.

All of our currently scheduled onshore drilling operations for 2013 are located in East Texas and North Louisiana and planned as horizontal wells that will benefit from hydraulic fracturing operations. The targeted reservoirs are conventional sand reservoirs, such as the Cotton Valley, as opposed to shale oil and gas resource plays. A typical hydraulic fracture stimulation treatment on one of our horizontal drill wells is pumped in 8 to 15 stages, and utilizes a total of 260,000 gallons of non-potable water and 300,000 pounds of sand or proppant per stage. Any hydraulic fracture stimulation work that may be conducted on one of our PDNP or vertical PUD reserve cases would be significantly smaller in comparison. A projected PDNP or vertical PUD treatment would be pumped utilizing a total of an estimated 30,000 to 200,000 gallons of non-potable water and 50,000 to 250,000 pounds of sand or proppant. Chemical additives to these treatments typically run less than one percent of the total fluid volume, with the balance being non-potable water. Our onshore properties are in legacy field areas that have been exposed to fracture stimulation operations for decades. The necessary volumes of treatment water in these areas are generally readily available. Our offshore California properties are not projected to undergo any hydraulic fracture stimulation treatments.

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

Regulations applicable to our operating areas do not currently require, and we do not currently evaluate, the environmental impact of typical additives used in fracturing fluid; however, approximately 99% of the hydraulic fracturing fluids we use are made up of water.

We attempt to minimize the use of water in our hydraulic fracturing operations and dispose of it in a way that minimizes the impact to nearby surface and ground water by disposing excess water and water that is produced back from the wells into approved disposal or injection wells. We currently do not discharge flowback or produced water to the surface and we intend to investigate the possibility of utilizing water that is produced from wells for use in hydraulic fracturing. For a discussion of risks associated with hydraulic fracturing and related environmental matters, please read “Item 1A. Risk Factors — Risks Related to Our Business — Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and adversely affect our production” and “Item 1A. Risk Factors — Risks Related to Our Business — Rules recently finalized regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.”

We routinely apply hydraulic fracturing techniques in many of our onshore oil and natural-gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions; however, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the SDWA Underground Injection Control Program, or UIC Program. On May 4, 2012, the EPA published a draft UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. The draft guidance underwent an extended public comment process, which concluded on August 23, 2012. The EPA is presently evaluating the public comments and will likely issue a final guidance document at a later date. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

Texas adopted a law in June 2011 requiring disclosure to its Railroad Commission, or RRC, and the public of certain information regarding the components, as well as the volume of water, used in the hydraulic fracturing process. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a progress report in December 2012. A final draft report is expected to be released for public comment and peer review in 2014. The EPA’s study, depending on its degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. On May 4, 2012, the U.S. Department of Interior issued a draft rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water.

In August 2012, the EPA adopted new rules to establishing air emission controls for oil and natural gas production and natural gas processing operations. The final rule became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule established a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. The rule requires owners and operators to either flare VOC emissions or use emissions reduction technologies, or green completions, which allow the emissions to be recaptured and treated. On or after January 1, 2015, all newly fractured wells will be required to use green completions. Certain compressors, dehydrators, and other equipment must also comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. Finally, on October 20, 2011, the EPA announced its plan to propose federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” The EPA asserts that this water may contain radioactive materials and other pollutants and, therefore, may deteriorate drinking water quality if not properly treated before discharge. The Clean Water Act prohibits the discharge of wastewater into federal or state waters. Thus “flowback” and “produced water” must either be injected into permitted disposal wells or transported to public or private treatment facilities for treatment. The EPA asserts that due to some contaminants in hydraulic fracturing wastewater, most treatment facilities are unable to properly treat the wastewater before introducing it into public waters. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in 2013 for coalbed methane and 2014 for shale gas.

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

Insurance

In accordance with customary industry practice, we maintain insurance against many potential operational risks and losses that would be covered by the following policies:

•	Commercial General Liability;

•	Primary Umbrella / Excess Liability;

•	Property;

•	Workers’ Compensation;

•	Employer’s Liability;

•	Maritime Employer’s Liability;

•	U.S. Longshore and Harbor Workers’;

•	Control of Well;

•	Loss of Production;
•	Oil Pollution Act Liability;

•	Pollution Legal Liability;

•	Charterer’s Legal Liability;

•	Non-Owned Aircraft Liability;

•	Automobile Liability;

•	Directors & Officers Liability;

•	Employment Practices Liability;

•	Crime; and

•	Fiduciary.

Onshore Insurance Program. We maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2012, we maintain commercial general liability insurance, automobile liability insurance and umbrella / excess liability insurance. Our commercial general liability insurance has limits of $1.0 million per occurrence and $2.0 million in the aggregate. Our automobile liability insurance has limits of $1.0 million per occurrence. There is a $1,000 deductible for auto liability insurance. Our excess liability limits for each occurrence and in the aggregate is a minimum of $25.0 million. There is no deductible for our commercial general liability insurance or our umbrella / excess liability insurance. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden and accidental pollution liability. Our umbrella / excess liability insurance is in addition to our general and automobile liability policy and may be triggered if the general or automobile liability insurance policy limits are exceeded. In addition, we maintain control of well insurance with per occurrence limits ranging from $10.0 million to $20.0 million and retentions ranging from $100,000 to $250,000. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells, including above ground pollution.

As of December 31, 2012, we do not have any insurance policies in effect that are intended to provide coverage for losses solely related to our hydraulic fracturing operations. However, we believe our general liability and excess liability insurance policies would cover third-party claims for property damage and bodily injury related to our hydraulic fracturing operations in accordance with, and subject to, the terms of such policies. These policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities, and we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

We enter into master services agreements, or MSAs, with various service providers. These MSAs allocate potential liabilities and risks between the parties. Under certain MSAs, we indemnify the hydraulic fracturing service providers for pollution and contamination of any kind, damages to or losses from wells or underground formations and damages to property, including pipelines, storage or production facilities. Under certain other MSAs, the service providers indemnify us for pollution or contamination that originates above the surface and is caused by the service provider’s equipment or services, unless such pollution or contamination is caused by our gross negligence or willful misconduct, and we indemnify the service providers for all other pollution or contamination that may occur during operations (including that which may result from seepage or any other uncontrolled flow of oil, natural gas or other fluids from the well), unless such pollution or contamination is caused by the service provider’s gross negligence or willful misconduct. Generally, we also agree to indemnify the service providers against claims arising from our employees’ personal injury or death to the extent that our employees are injured by such hydraulic fracturing operations, unless resulting from the service provider’s gross negligence or willful misconduct. Similarly, the service providers agree to indemnify us for liabilities arising from personal injury to or death of any of their employees, unless resulting from our gross negligence or willful misconduct. In addition, the service providers generally agree to indemnify us for loss or destruction of property or equipment that they own, unless resulting from our gross negligence or willful misconduct. In turn, we agree to indemnify the service providers for loss or destruction of property or equipment we own, unless resulting from the service provider’s gross negligence or willful misconduct.

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

Offshore Insurance Program. We maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2012, we maintain commercial general liability insurance, automobile liability insurance and umbrella / excess liability insurance that covers our Beta properties and the associated onshore tankage and metering facility. Our commercial general liability insurance has limits of $1.0 million per occurrence and $2.0 million in the aggregate with a $25,000 deductible for pollution clean-up. Our automobile liability insurance has limits of $1.0 million per occurrence and a $1,000 deductible. Our excess liability limits for each occurrence and in the aggregate is $200.0 million with a $25,000 deductible. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden or accidental pollution liability. Our umbrella / excess liability insurance is in addition to our general and automobile liability policies and is triggered if the general or automobile liability insurance policy limits are exceeded. In addition, we maintain control of well insurance with per occurrence limits ranging from $5.0 million to $100.0 million with retentions ranging from $250,000 to $500,000. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells, including pollution and clean up. Our oil pollution act liability policy has a limit of $35.0 million per incident. Our pollution legal liability insurance has limits of $10.0 million per pollution event and $20.0 million in the aggregate with a $50,000 deductible per pollution event. Our loss of production income policy currently insures us against loss up to $87.6 million due to a temporary interruption in the oil supply from our offshore facilities as a result of a physical loss or damage to our offshore facilities.

Environmental, Health and Safety Matters and Regulations

General

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

BOEM & BSEE

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters. On October 1, 2011, the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly the Minerals Management Service), was replaced by the Bureau of Ocean Energy Management and the Bureau of Safety and Environmental Enforcement as part of a major reorganization. These two recently formed bureaus have broad authority to regulate our oil and gas operations associated with our Beta properties.

The Bureau of Ocean Energy Management, or BOEM, is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the EPA.

The Bureau of Safety and Environmental Enforcement, or BSEE, is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. BSEE has regulations requiring offshore production facilities and pipelines located on the Outer Continental Shelf, or OCS, to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization. BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. BSEE generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met.

The BOEM and BSEE have adopted regulations providing for enforcement actions, including civil penalties, and lease forfeiture or cancellation for failure to comply with regulatory requirements for offshore operations. If we fail to pay royalties or comply with safety and environmental regulations, BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated. Delays in the approval or refusal of plans and issuance of permits by the BOEM or BSEE because of staffing, economic, environmental or other reasons (or other actions taken by the BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

Hazardous Substances and Waste

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In particular, some of the materials used in hydraulic fracturing, as well as its byproducts, could be classified as hazardous wastes. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

The Oil Pollution Act of 1990, or OPA, is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. Responsible parties include (i) owners and operators of onshore facilities and pipelines and (ii) lessees or permittees of offshore facilities. The OPA establishes a liability limit for onshore facilities of $350 million. In addition, OPA requires parties responsible for offshore facilities to provide financial assurance in the amount of $35 million, which can be increased to $150 million in some circumstances, to cover potential OPA liabilities. These liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Game’s Office of Oil Spill Prevention and Response has adopted oil-spill prevention regulations that overlap with federal regulations.

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

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule limits emissions of volatile organic compounds (a group of chemicals that contribute to the formation of ground-level ozone), sulfur dioxide, and other hazardous air pollutants from several types of processes and equipment used in the oil and gas industry. The rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. During the first phase, ending December 31, 2014, owners and operators must either flare their emissions or use emissions reduction technology called “green completions” technologies already deployed at wells. On or after January 1, 2015, all newly fractured wells will be required to use green completions. Controls for certain storage vessels and pneumatic controllers may phase-in over one year beginning on August 16, 2012, which is the date the final rule was published in the Federal Register, while certain compressors, dehydrators and other equipment must comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. We continue to evaluate the EPA’s final rule, as it may require changes to our operations, including the installation of new emissions control equipment.

The South Coast Air Quality Management District, or SCAQMD, is a political subdivision of the State of California and responsible for air pollution control within Orange County and designated portions of Los Angeles, Riverside, and San Bernardino Counties. Our Beta properties and associated facilities are subject to regulation by the SCAQMD.

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

Climate Change

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” or GHGs, including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. The U.S. Congress has previously considered legislation to comprehensively address global climate change. Moreover, almost half of the states have already taken legal measures to reduce emissions of GHGs, through the planned development of GHG emission inventories and/or regional GHG cap and trade programs or other mechanisms. Most cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which was finalized in April 2010 and became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, and it also became effective January 2011, although it remains the subject of several pending lawsuits filed by industry groups. The tailoring rule establishes new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Finally, in October 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The EPA is also under a legal obligation pursuant to a consent decree with certain environmental groups to issue new source performance standards for refineries.

In addition, many states have developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. In California, for example Assembly Bill 32 required the California Air Resources Board, or CARB, to establish and adopt regulations to take effect and become legally enforceable by January 1, 2012 in order to achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. In October 2011, the CARB adopted the final cap and trade regulation, including a delay in the start of the cap and trade rule’s compliance obligations until 2013. Because our operations associated with our Beta properties emit greenhouse gases, our operations in California may be subject to regulations issued under Assembly Bill 32. These regulations will increase our costs for those operations and adversely affect our operating results. The EPA has also adopted regulations imposing permitting and best available control technology requirements on the largest greenhouse gas stationary sources, regulations requiring reporting of greenhouse gas emissions from certain facilities, and it is considering additional regulation of greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the EPA or analogous state agencies, that regulate or restrict emissions of greenhouse gases (including methane or carbon dioxide) in areas in which we conduct business could have an adverse effect on our operations and the demand for oil and natural gas.

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

National Environmental Policy Act

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, we have minimal exploration and production activities on federal lands. However, for those current activities as well as for future or proposed exploration and development plans on federal lands governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species Act

Environmental laws such as the Endangered Species Act, or ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the U.S., and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. Although some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

OSHA

We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations, and similar state statutes and regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

Sale and Transportation of Gas and Oil

The Federal Energy Regulatory Commission, or the FERC, approves the construction of interstate gas pipelines and the rates and service conditions for the interstate transportation of gas, oil and other liquids by pipeline. Although the FERC does not regulate the production of gas, the FERC exercises regulatory authority over wholesale sales of gas in interstate commerce through the issuance of blanket marketing certificates that authorize the wholesale sale of gas at market rates and the imposition of a code of conduct on blanket marketing certificate holders that regulate certain affiliate interactions. The FERC does not regulate the sale of oil or petroleum products or the construction of oil or other liquids pipelines. The FERC also has oversight of the performance of wholesale natural gas markets, including the authority to facilitate price transparency and to prevent market manipulation. In furtherance of this authority, the FERC imposed an annual reporting requirement on all industry participants, including otherwise non-jurisdictional entities, engaged in wholesale physical natural gas sales and purchases in excess of a minimum level. The agency’s actions are intended to foster increased competition within all phases of the gas industry. To date, the FERC’s pro-competition policies have not materially affected our business or operations. It is unclear what impact, if any, future rules or increased competition within the gas industry will have on our gas sales efforts.

The FERC and other federal agencies, the U.S. Congress or state legislative bodies and regulatory agencies may consider additional proposals or proceedings that might affect the gas or oil industries. We cannot predict when or if these proposals will become effective or any effect they may have on our operations. We do not believe, however, that any of these proposals will affect us any differently than other gas producers with which we compete.

The Beta properties include a controlling interest in the San Pedro Bay Pipeline Company, which owns and operates an offshore crude pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act, or ICA, and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and non-discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2011, the current index for the five-year period ending July 2016 is the producer price index for finished goods plus an adjustment factor of 2.65 percent. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. BOEM/BSEE has established formal and informal complaint procedures for shippers that believe that have been denied open and nondiscriminatory access to transportation on the OCS.

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, or PHMSA, regulates all pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. The San Pedro Bay pipeline is subject to regulation by PHMSA.

Anti-Market Manipulation Laws and Regulations

The FERC with respect to the purchase or sale of natural gas or the purchase or the purchase or sale of transmission or transportation services subject to FERC jurisdiction, the Federal Trade Commission with respect to petroleum and petroleum products, and the Commodity Futures Trading Commission with respect to commodity and futures markets, operating under various statutes have each adopted anti-market manipulation regulations, which prohibit, among other things, fraud and price manipulation in the respective markets. These agencies hold substantial enforcement authority, including the ability to assess substantial civil penalties, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Payment Disclosures by Resource Extraction

On August 22, 2012, the SEC adopted rules mandated by Section 1504 of the Dodd-Frank Act, requiring entities who file reports with the SEC and commercially develop oil, natural gas or liquids (“resource extraction issuers”) to disclose certain payments made to the U.S. government or foreign governments. The rules provide guidance on the types of payments and information about payments that must be disclosed. The rules require a resource extraction issuer to disclose the information annually by filing a new form with the SEC (Form SD) no later than 150 days after the end of its fiscal year. A resource extraction issuer is required to comply with the new rules for fiscal years ending after September 30, 2013. As a result, in 2014, the Partnership must provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. The first report is due May 30, 2014. Presently, we do not believe that compliance with the new rules will have a material adverse impact on us.

In October 2012, the U.S. Chamber of Commerce, American Petroleum Institute, Independent Petroleum Association of America, and National Foreign Trade Council filed a lawsuit against the SEC in the U.S. Court of Appeals for the District of Columbia Circuit. The petitioners argued that the Rule is “arbitrary and capricious” within the meaning of the Administrative Procedure Act and that the Rule and statute violate the First Amendment. Briefs have been submitted. Oral arguments are not yet scheduled.

State Regulation

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

Employees

The directors and officers of our general partner manage our operations and activities. However, neither we, nor our subsidiaries, nor our general partner have employees. We and our general partner have entered into an omnibus agreement with Memorial Resource pursuant to which Memorial Resource performs services for us and our general partner, including the operation of our properties. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.”

As of December 31, 2012, Memorial Resource had 309 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that Memorial Resource’s relations with its employees are satisfactory. Our general partner also contracts on our behalf for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Offices

Our principal executive office is located at 1301 McKinney Street, Suite 2100, Houston, Texas 77010. Our main telephone number is (713) 588-8300.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge on our website at www.memorialpp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Our website also includes our Code of Business Conduct and Ethics and the charter of our audit committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Risks Related to Our Business

We may not have sufficient cash to pay the minimum quarterly distribution on our common units following the establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.

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

We will be unable to sustain our current distribution rate without substantial capital expenditures that maintain our asset base. Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production and therefore our cash flow and ability to make distributions are highly dependent on our success in efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we drill additional wells or make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production at economically acceptable terms, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.

Our acquisition and development operations require substantial capital expenditures.

The development and production of our oil and natural gas reserves requires substantial capital expenditures, which will reduce the amount of cash available for distribution to our unitholders. Further, if the borrowing base under our revolving credit facility decreases, or our revenues decrease, as a result of lower oil or natural gas prices or for any other reason, we may not be able to obtain the capital necessary to sustain our operations at the level necessary to generate cash sufficient to make distributions to our unitholders of our current rate or at all.

A decline in, or sustained low levels of, oil or natural gas prices will cause a decline in our cash flow from operations, which could cause us to reduce our distributions or cease paying distributions altogether.

Lower oil and natural gas prices may decrease our revenues and thus cash available for distribution to our unitholders. Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2012, the NYMEX-WTI oil future price ranged from a high of $145.29 per Bbl to a low of $33.87 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $13.58 per MMBtu to a low of $1.91 per MMBtu. From January 1, 2012 to December 31, 2012, the NYMEX-WTI oil future price ranged from a high of $109.77 per Bbl to a low of $77.69 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu. A significant decrease in commodity prices may cause us to reduce the distributions we pay to our unitholders or to cease paying distributions.

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

The prices that we receive for our oil and natural gas production often reflect a regional discount, based on the location of production, to the relevant benchmark prices, such as NYMEX or ICE, that are used for calculating hedge positions. The prices we receive for our production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, our California oil typically has a lower gravity, and a portion has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil requires more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. These discounts, if significant, could reduce our cash available for distribution to our unitholders and adversely affect our financial condition.

Our hedging strategy may not effectively mitigate the impact of commodity price volatility from our cash flows, and our hedging activities could result in cash losses and may limit potential gains.

We intend to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps and collar contracts and natural gas basis financial swaps. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. For example, if the prices used in our reserve report had been $10.00 less per Bbl for oil and $1.00 less per MMBtu for natural gas, then the standardized measure of our estimated proved reserves as of December 31, 2012, excluding the effects of our commodity derivative contracts, would have decreased by $262 million, from $832 million to $570 million.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. Any of our development and production operations may incur unscheduled costs or otherwise be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor or other services;

•	composition of sour natural gas, including sulfur, carbon dioxide and other diluent content;

•	unexpected operational events and conditions;

•	failure of down hole equipment and tubulars;

•	loss of wellbore mechanical integrity;

•	failure of unavailability of gathering pipeline capacity, particularly from the Beta properties;

•	hydrocarbon or oilfield chemical spills;

•	adverse weather conditions and natural disasters;

•

human errors, facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour natural gas;

•	loss of drilling fluid circulation;

•	fires, blowouts, surface craterings and explosions; and

•	surface spills or underground migration due to uncontrollable flows of oil, natural gas, formation water or well fluids.

If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and cash available for distribution to our unitholders. Furthermore, the Beta properties are offshore Southern California. Development and production of oil and natural gas in offshore waters has inherent and historically higher risk than similar activities onshore.

Many of our properties are in areas that may have been partially depleted or drained by offset wells.

Many of our properties are in areas that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining any of our properties could take actions, such as drilling additional wells, that could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves, and may inhibit our ability to further exploit and develop our reserves.

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

One of our growth strategies is to acquire additional oil and natural gas reserves from time to time. Even if we do make acquisitions that we believe will increase available cash per unit, these acquisitions may nevertheless result in a decrease in available cash per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about estimated proved reserves, future production, revenues, capital expenditures, operating expenses and costs;

•	an inability to successfully integrate the assets or businesses we acquire;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;

•	mistaken assumptions about the overall cost of equity or debt;

•	potential lack of operating experience in the geographic market where the acquired assets or business are located;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and

•	the occurrence of other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

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

The Beta properties are located in an area where we have not historically conducted operations, which exposes us to additional risk.

The Beta properties are located offshore Southern California. Because we do not have extensive experience in this geographic region, we are less able to use past operational results to help predict future results. Our lack of experience may result in our not being able to fully execute our expected production and drilling programs in this region, and the return on our investment in the Beta properties may not meet our expectations. As a result, our business, results of operations, financial condition and ability to pay distributions to our unitholders may be affected.

Adverse developments in our operating areas would reduce our ability to make distributions to our unitholders.

Our properties are located in Texas, Louisiana and offshore Southern California. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could have an impact on our results of operations and cash available for distribution to our unitholders.

We are dependent upon a small number of significant customers for a substantial portion of our production sales and we may experience a temporary decline in revenues and production if we lose any of those customers.

We had two individual customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2012. To the extent these significant customers reduce the volume they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash available for distribution could decline, which could adversely affect our ability to make cash distributions to our unitholders at the then-current distribution rate or at all. See “Item 1. Business — Operations — Marketing and Major Customers.”

Additionally, a failure by these significant customers, or any purchasers of our production, to perform their payment obligations to us could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in our liquidity and ability to make distributions to our unitholders.

We may experience a financial loss if Memorial Resource is unable to sell, or receive payment for, a significant portion of our oil and natural gas production.

Under our omnibus agreement, Memorial Resource handles sales of our natural gas, oil and NGL production on our behalf. These sales depend upon the demand for natural gas, oil and NGLs from potential purchasers of our production. In recent years, a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for our production. This reduction in potential customers has reduced overall market liquidity. If any one or more of our significant customers reduces the volume of oil and natural gas production it purchases and other purchasers are unable to be found, then the volume of our production sold on our behalf could be reduced, and we could experience a material decline in cash available for distribution.

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

The oil and natural gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas, and securing equipment and trained personnel. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis, and many of our competitors have access to capital at a lower cost than that available to us. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Furthermore, we may not be able to aggregate sufficient quantities of production to compete with larger companies that are able to sell greater volumes of production to intermediaries, thereby reducing the realized prices attributable to our production. Any inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations and our ability to make distributions to our unitholders.

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

The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions to our unitholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit facility that are not cured or waived within the appropriate time periods provided in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

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

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

There are a variety of operating risks inherent in our oil and natural gas properties and other assets, such as leaks, explosions, mechanical problems and natural disasters, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial revenue losses. The location of our oil and natural gas properties and other assets near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. Our offshore operations are subject to a variety of operating risks specific to the marine environment, such as a dependence on a limited number of electrical transmission lines, as well as capsizing, collisions and damage or loss from adverse weather conditions. Offshore activities are subject to more extensive governmental regulation than our other oil and natural gas activities. We are vulnerable to the risks associated with operating offshore California, including risks relating to:

•	natural disasters such as earthquakes, mudslides, fires and floods;

•	oil field service costs and availability;

•	compliance with environmental and other laws and regulations;

•	remediation and other costs resulting from oil spill releases of hazardous materials and other environmental damages; and

•	failure of equipment or facilities.

In addition to lost production and increased costs, these hazards could cause serious injuries, fatalities, contamination or property damage for which we could be held responsible. The potential consequences of these hazards are particularly severe for us because a significant portion of our offshore operations are conducted in environmentally sensitive areas, including areas with significant residential populations. An accidental oil spill or release on or related to offshore properties and operations could expose us to joint and several strict liability, without regard to fault, under applicable law for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. If an oil discharge or substantial threat of discharge were to occur, we may be liable for costs and damages, which costs and damages could be material to our business, financial condition or results of operations and could subject us to criminal and civil penalties. Finally, maintenance activities undertaken to reduce operational risks can be costly and can require exploration, exploitation and development operations to be curtailed while those activities are being completed.

Insurance against all operational risk is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to weather and adverse economic conditions have made it more difficult for us to obtain certain types of coverage. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and we cannot be sure the insurance coverage we do obtain will contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil and natural gas production.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, gathering systems and processing facilities owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. For example, our ability to produce and sell oil from the Beta properties will depend on the availability of the pipeline infrastructure between platforms as well as the San Pedro Bay pipeline for delivery of that oil to shore, and any unavailability of that pipeline infrastructure or pipeline could cause us to shut in all or a portion of the production from the Beta properties for the length of such unavailability. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided with only limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or processing facility capacity could reduce our ability to market our oil and natural gas production and harm our business.

The operation of our properties is largely dependent on the ability of Memorial Resource’s employees.

The continuing production from our properties, and to some extent the marketing of our production, is dependent upon the ability of the operators of our properties. Memorial Resource operates substantially all of our properties, either directly as operator or, where we are the operator of record, on our behalf under the omnibus agreement. As of December 31, 2012, based on proved reserve volumes, we operated 68%, Memorial Resource operated 29% and third parties operated 3% of the wells and properties in which we have interests. As a result, the success and timing of drilling and development activities on such properties, depend upon a number of factors, including:

•	the nature and timing of drilling and operational activities;

•	the timing and amount of capital expenditures;

•	Memorial Resource’s or the operators’ expertise and financial resources;

•	the approval of other participants in such properties; and

•	the selection and application of suitable technology.

If Memorial Resource or the applicable third-party operator is unable to conduct drilling and development activities on our properties on a timely basis, we may be unable to increase our production or offset normal production declines, or we will be required to write off the estimated proved reserves attributable thereto, any of which may adversely affect our production, revenues and results of operations and our cash available for distribution. Any such write-offs of our reserves could reduce our ability to borrow money and could adversely impact our ability to pay distributions on the common units.

Where we are operator of the wells located on our properties, our operations will be generally governed by operating agreements if any third party has interests in these properties, which agreements typically require the operator to conduct operations in a good and workmanlike manner. For the wells located on our properties that Memorial Resource or a third party is the operator, the operator will generally not be a fiduciary with respect to us or our unitholders. As an owner of working interests in properties not operated by us, we will generally have a cause of action for damages arising from a breach of the operator’s duty.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations administered by governmental authorities vested with broad authority relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, and results of operations.

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. See “Item 1. Business — Environmental, Health and Safety Matters and Regulations” and “— Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters. Federal offshore leases are administered by Bureau of Ocean Energy Management, or BOEM. Holders of federal offshore leases are required to comply with detailed BOEM regulations, Bureau of Safety and Environmental Enforcement, or BSEE, regulations and the Outer Continental Shelf Lands Act (OCSLA), which are subject to interpretation and change. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the EPA. BSEE has regulations requiring offshore production facilities and pipelines located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. BSEE generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. If we fail to pay royalties or comply with safety and environmental regulations, BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” or GHGs, including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. The U.S. Congress has previously considered legislation to comprehensively address global climate change. Moreover, almost half of the states have already taken legal measures to reduce emissions of GHGs, through the planned development of GHG emission inventories and/or regional GHG cap and trade programs or other mechanisms. Most cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which was finalized in April 2010 and became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, and it also became effective January 2011, although it remains the subject of several pending lawsuits filed by industry groups. The tailoring rule establishes new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Finally, in October 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The EPA is also under a legal obligation pursuant to a consent decree with certain environmental groups to issue new source performance standards for refineries.

In addition, many states have developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. In California, for example, Assembly Bill 32 required the California Air Resources Board, or CARB, to establish and adopt regulations to take effect and become legally enforceable by January 1, 2012 in order to achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. In October 2011, the CARB adopted the final cap and trade regulation, including a delay in the start of the cap and trade rule’s compliance obligations until 2013. Because our operations associated with our Beta properties emit greenhouse gases, our operations in California may be subject to regulations issued under Assembly Bill 32. These regulations will increase our costs for those operations and adversely affect our operating results. The EPA has also adopted regulations imposing permitting and best available control technology requirements on the largest greenhouse gas stationary sources, regulations requiring reporting of greenhouse gas emissions from certain facilities, and it is considering additional regulation of greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the EPA or analogous state agencies, that regulate or restrict emissions of greenhouse gases (including methane or carbon dioxide) in areas in which we conduct business could have an adverse effect on our operations and the demand for oil and natural gas.

The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. See “Item 1. Business — Environmental, Health and Safety Matters and Regulations” and “— Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.

The third parties on whom we rely for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

The operations of the third parties on whom we rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders. See “Item 1. Business — Environmental, Health and Safety Matters and Regulations” and “— Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect the third parties on whom we rely.

Derivatives reform legislation and related regulations could have an adverse effect on our ability to hedge risks associated with our business.

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or CFTC, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities. Although many of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC has issued a large number of rules to implement the Dodd-Frank Act, including a rule establishing an “end-user” exception to mandatory clearing, referred to herein as the “End-User Exception,” and a rule imposing position limits, referred to herein as the Position Limit Rule.

We qualify as a “non-financial entity” for purposes of the End-User Exception and, as such, we will be eligible for and expect to utilize such exception and, as a result, our hedging activity will not be subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End-User Exception. The Position Limit Rule was vacated and remanded to the CFTC for further proceedings by order of the United States District Court for the District of Columbia on September 28, 2012. The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that a position limit rule is ultimately effected, could significantly increase the cost of derivative contracts (including through requirements to post collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and adversely affect our production.

We routinely apply hydraulic fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions; however, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act’s, or SDWA, Underground Injection Control Program, or UIC Program. On May 4, 2012, the EPA published a draft UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. The draft guidance underwent an extended public comment process, which concluded on August 23, 2012. The EPA is presently evaluating the public comments and will likely issue a final guidance document at a later date. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

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

The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a progress report in December 2012. A final draft report is expected to be released for public comment and peer review in 2014. The EPA’s study, depending on its degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Also, on May 4, 2012, the U.S. Department of Interior issued a draft rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The EPA’s final rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule is described in more detail below.

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

Rules recently finalized regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA’s final rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The new rules became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. During the first phase, ending December 31, 2014, owners and operators must either flare their emissions or use emissions reduction technology called “green completions” technologies already deployed at wells. On or after January 1, 2015, all newly fractured wells will be required to use green completions. Controls for certain storage vessels and pneumatic controllers may phase-in over one year beginning on August 16, 2012, which is the date the final rule was published in the Federal Register, while certain compressors, dehydrators and other equipment must comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. We continue to evaluate the EPA’s final rule, as it may require changes to our operations, including the installation of new emissions control equipment.

The cost of decommissioning is uncertain.

We are required to maintain reserve funds to provide for the payment of our proportionate share of decommissioning costs associated with the Beta properties. The estimates of decommissioning costs are inherently imprecise and subject to change due to changing cost estimates, oil and natural gas prices and other factors. If actual decommissioning costs exceed such estimates, or we are required to provide a significant amount of collateral in cash or other security as a result of a revision to such estimates, our financial condition, results of operations and cash flows may be materially adversely affected.

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

Our general partner has control over all decisions related to our operations. Memorial Resource owns 100% of the voting membership interests in our general partner and all of our subordinated units. As of February 28, 2013, Memorial Resource owns an approximate aggregate 24.4% of our outstanding common units. The Funds, in turn, collectively own 100% of Memorial Resource. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. However, certain directors and officers of our general partner are directors and/or officers of affiliates of our general partner (including Memorial Resource, the Funds and NGP), and certain of our general partner’s executive officers and directors will continue to have economic interests, investments and other economic incentives in the Funds and other NGP-affiliated entities. Conflicts of interest may arise in the future between our general partner and its affiliates (including Memorial Resource, the Funds and NGP), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders and us. Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. These potential conflicts include, among others, the following situations:

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

Neither we nor our general partner have any employees and we rely solely on the employees of Memorial Resource to manage our business. The management team of Memorial Resource, which includes the individuals who manage us, also performs substantially similar services for Memorial Resource and its assets, and thus is not solely focused on our business.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

Many of the directors and all of the officers who have responsibility for our management have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

To maintain and increase our levels of production, we will need to acquire oil and natural gas properties. All of the officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner, who are responsible for managing our general partner’s direction of our operations and acquisition activities, hold positions of responsibility with other entities (including NGP-affiliated entities) that are in the business of identifying and acquiring oil and natural gas properties. For example, the Funds and their affiliates (including NGP) are in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties, and Memorial Resource is in the business of acquiring and developing oil and natural gas properties. Mr. Hersh, a director of our general partner, is the Chief Executive Officer of NGP Energy Capital Management and a managing partner of NGP; Mr. Gieselman, a director of our general partner, is a managing director of NGP; Mr. Weber, a director of our general partner, is a senior managing director of NGP and serves as Chief Investment Coordinator for NGP; and Mr. Weinzierl, the President, Chief Executive Officer and Chairman of the board of directors of our general partner, was a managing director and operating partner of NGP before our initial public offering and continues to hold ownership interests in the Funds and certain of their affiliates. Officers of our general partner will continue to devote significant time to the business of Memorial Resource. We cannot assure you that any conflicts that may arise between us and our unitholders, on the one hand, and Memorial Resource or the Funds, on the other hand, will be resolved in our favor. The existing positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our unitholders should be aware, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Our general partner has control over all decisions related to our operations. Since Memorial Resource owns our general partner, approximately 24.4% of our outstanding common units, and all of our subordinated units, the other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units (including common units held by Memorial Resource and its affiliates) after the subordination period has ended. Assuming we do not issue any additional common units and Memorial Resource does not transfer its common units, Memorial Resource has the ability to amend our partnership agreement, including our policy to distribute all of our available cash to our unitholders, without the approval of any other unitholder once the subordination period ends. Furthermore, the goals and objectives of Memorial Resource and its affiliates that hold our common units relating to us may not be consistent with those of a majority of the other unitholders. Please read “— Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of our unitholders.”

Our general partner will be required to deduct estimated maintenance capital expenditures from our operating surplus, which may result in less cash available for distribution to unitholders from operating surplus than if actual maintenance capital expenditures were deducted.

Maintenance capital expenditures are those capital expenditures required to maintain our long-term asset base, including expenditures to replace our oil and natural gas reserves (including non-proved reserves attributable to undeveloped leasehold acreage), whether through the development, exploitation and production of an existing leasehold or the acquisition or development of a new oil or natural gas property. Our partnership agreement requires our general partner to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus in determining cash available for distribution from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and change by the conflicts committee of the board of directors of our general partner at least once a year. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders from operating surplus will be lower than if actual maintenance capital expenditures had been deducted from operating surplus. On the other hand, if our general partner underestimates the appropriate level of estimated maintenance capital expenditures, we will have more cash available for distribution from operating surplus in the short term but will have less cash available for distribution from operating surplus in future periods when we have to increase our estimated maintenance capital expenditures to account for the previous underestimation.

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

The public unitholders will be unable initially to remove our general partner without Memorial Resource’s consent because Memorial Resource owns sufficient units to be able to prevent our general partner’s removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of February 28, 2013, Memorial Resource owns our general partner, approximately 24.4% of our outstanding common units, and all of our subordinated units, which together constitutes approximately 36.2% of all outstanding units.

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

A default under Memorial Resource’s credit facility could result in a change of ownership or control of our general partner or us, which would be an event of default under our revolving credit facility.

Memorial Resource has pledged all of its common units and subordinated units in us, as well as its ownership interest in our general partner, as security under its senior secured revolving credit facility. That credit facility contains customary and other events of default relating to defaults of Memorial Resource. As a result, our ownership is subject to change if Memorial Resource were to default under its credit facility and Memorial Resource’s lenders exercise their rights over the pledged collateral, even if we do not have any borrowings outstanding under that credit facility. A change of control would constitute an event of default under our revolving credit facility and could affect the market price of our common units.

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

Memorial Resource may sell common units, which sales could have an adverse impact on the trading price of the common units.

As of February 28, 2013, Memorial Resource owns approximately 24.4% of our outstanding common units and all of our subordinated units, which convert into common units at the end of the subordination period. Sales by Memorial Resource of a substantial number of our common units, including common units issued upon the conversion of the subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain further capital through additional offerings of equity securities.

Our general partner has a call right that may require common unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. As of February 28, 2013, Memorial Resource owns approximately 24.4% of our outstanding common units and all of our subordinated units.

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

Our common units are listed on NASDAQ Global Market. Because we are a publicly traded limited partnership, NASDAQ does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of NASDAQ corporate governance requirements.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

Legislation has been proposed that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Louisiana, and California. Louisiana and California currently impose a personal income tax on individuals. These states also impose an income or franchise tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is contained in Item 1. Business “—Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed and traded on the NASDAQ Global Market under the symbol “MEMP.” Our common units began trading on December 9, 2011 at an initial public offering price of $19.00 per common unit. As of February 28, 2013, there were approximately 34 holders of record of our common units.

As reported by the NASDAQ Global Market, the following table shows the low and high sales prices per common unit and the cash distributions declared per common unit for the periods indicated:

	Common Unit Price Range		Cash Distributions (2)
	High	Low
2012
4th Quarter	$20.75	$16.50	$0.5075
3rd Quarter	$19.14	$16.40	$0.4950
2nd Quarter	$18.79	$15.71	$0.4800
1st Quarter	$19.05	$16.59	$0.4800
2011
4th Quarter (1)	$19.09	$17.51	$0.0929

(1)	From December 9, 2011, the day our common units began trading on the NASDAQ Global Market, through December 31, 2011.
(2)

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

See “Item 11. Executive Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation” for additional information concerning grants of restricted common units under our long-term incentive plan.

Cash Distribution Policy

Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash generally means, for any quarter prior to liquidation, all cash on hand at the end of the quarter:

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

General Partner Interest and Incentive Distribution Rights

Our general partner is entitled to 0.1% of all distributions of available cash that we make prior to our liquidation. Our general partner’s initial 0.1% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its initial 0.1% general partner interest. Our general partner is not obligated to contribute a proportionate amount of capital to us to maintain its current general partner interest. Our general partner also holds the incentive distribution rights, which entitle the holder to additional increasing percentages, up to a maximum of 25.0% of the cash we distribute in excess of $0.54625 per common unit per quarter. The maximum distribution of 25.0% includes distributions paid to our general partner on its 0.1% general partner interest and assumes that our general partner maintains its general partner interest at 0.1%.

Minimum Quarterly Distribution

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.4750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash from operating surplus to be distributed on the common units.

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

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Total Quarterly Distributions Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.4750	99.9%	0.1%
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	15.0%
Thereafter	above $0.59375	75.0%	25.0%

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

Unregistered Sales of Equity Securities

Our general partner’s 0.1% interest in us was represented by 34,317 general partner units at December 31, 2012. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the year ended December 31, 2012, there were multiple awards of restricted common units that were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to executive officers and independent directors of our general partner and other Memorial Resource employees. In conjunction with the issuance of these restricted common units, we issued 178 general partner units and 108 general partner units on January 9, 2012 and October 30, 2012, respectively, to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner was less than $0.1 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

In connection with our underwritten public offering of common units in December 2012, we issued 11,987 general partner units to our general partner on December 21, 2012 to maintain its 0.1% interest in us, for which we received a capital contribution of approximately $0.2 million from our general partner. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

Common Units Authorized for Issuance Under Equity Compensation Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Basis of Presentation. The selected financial data as of, and for the years ended, December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our consolidated financial statements and our predecessor and/or the previous owners’ combined financial statements. The combined financial statements of our predecessor are those of BlueStone and the Classic Carve-Out through December 13, 2011 and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates and the consolidated financial statements of REO from February 3, 2009 (inception) through December 11, 2012. The combined selected financial data of our predecessor and/or the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated those assets separately during those periods.

Comparability of the information reflected in selected financial data. The comparability of the results of operations among the periods presented below is impacted by the following acquisitions:

•	Two separate acquisitions of assets in South Texas in April and October 2008, respectively, for a total purchase price of approximately $14.7 million.

•	Two separate acquisitions of assets in South Texas in March and May 2009, respectively, for a net purchase price of approximately $15.9 million.

•	The acquisition of working interests in Beta properties in December 2009 for approximately $73.8 million.

•	The Forest Oil asset acquisition in June 2010 for approximately $65.9 million.

•	Two separate acquisitions of assets in East Texas in January and March 2010, respectively, for a net purchase price of approximately $14.0 million.

•	Three separate acquisitions of assets in South Texas in April and May 2010, respectively, for a total purchase price of approximately $23.2 million.

•	The acquisition of assets in East Texas in mid-December 2010 from a publicly traded oil and gas producer for a net purchase price of approximately $15.0 million.

•	Oil and natural gas properties and related assets acquired from BP in May 2011, including the related disposition to BP of certain assets previously acquired from Forest Oil.

•	The acquisition of 40% of the oil and natural gas properties and related assets from a third party in April 2011.

•	Two separate acquisitions of assets in East Texas in May and September 2012, respectively, for a net purchase price of approximately $126.9 million.

	For Year Ended December 31,
	2012	2011		2010		2009	2008
	($ in thousands, except per unit data)
						(Unaudited)	(Unaudited)
Statement of Operations Data:
Revenues:
Oil & natural gas sales	$138,980		$144,801		$89,338	$32,032	$56,418
Pipeline tariff income	1,468		1,379		1,332	—	—
Other income	223		825		1,433	319	622

Total revenues	140,671		147,005		92,103	32,351	57,040

Costs and expenses:
Lease operating	44,905		41,966		32,513	12,191	9,239
Pipeline operating	2,114		2,526		1,896	—	—
Exploration	452		332		161	2,690	374
Production and ad valorem taxes	7,046		4,790		2,838	2,032	3,604
Depreciation, depletion, and amortization	37,885		35,218		29,697	19,011	13,835
Impairment of proved oil and natural gas properties	—		15,141		11,800	3,480	18,564
General and administrative	15,569		14,278		10,544	5.845	4,400
Accretion of asset retirement obligations	3,577		3,418		2,924	326	226
(Gain) loss on commodity derivative instruments	(13,100)		(34,766)		(7,679)	(11,121)	(9,815)
Gain on sale of properties	(192)		(63,024)		(1)	(7,851)	(7,395)
Other, net	734		1,908		1,195	448	50

Total costs and expenses	98,990		21,787		85,888	27,051	33,082

Operating income	41,681		125,218		6,215	5,300	23,958
Other income (expense):
Interest expense, net	(11,339)		(6,987)		(3,441)	(2,937)	(3,138)
Amortization of investment premium	(194)		(606)		(907)	—	—

Total other income (expense)	(11,533)		(7,593)		(4,348)	(2,937)	(3,138)

Income (loss) before income taxes	30,148		117,625		1,867	2,363	20,820
Income tax benefit (expense)	(231)		(2)		(218)	—	—

Net income	29,917		117,623		1,649	2,363	20,820
Net income (loss) attributable to predecessor	—		75,740		(11,317)	1,106	21,085
Net income (loss) attributable to previous owners	29,692		35,437		12,974	1,257	(265)
Net income (loss) attributable to noncontrolling interest	104		(146)		(8)	—	—

Net income attributable to partners	$121		$6,592		$—	$—	$—

Allocation of net income (loss) attributable to partners:
Limited partners	$121		$6,585		$—	$—	$—

General partner	$—		$7		$—	$—	$—

Earnings per unit attributable to limited partners:
Basic and diluted earnings per unit	$0.01		$0.30	$	n/a	$ n/a	$ n/a

Cash distributions declared per unit	$1.5479	$	n/a	$	n/a	$ n/a	$ n/a

						(Unaudited)	(Unaudited)
Cash Flow Data:
Net cash flow provided by operating activities	$90,800		$83,680		$44,729	$17,433	$38,455
Net cash used in investing activities	165,809		189,318		143,770	131,672	63,614
Net cash provided by financing activities	74,307		96,919		110,780	117,953	24,069

				(Unaudited)		(Unaudited)	(Unaudited)
Balance Sheet Data:
Working capital (deficit)	$31,442		$27,704		$19,260	$10,872	$(966)
Total assets	802,051		688,718		469,204	319,723	160,383
Total debt	371,000		155,000		115,428	61,784	62,536
Total equity	327,071		431,933		255,343	194,925	69,346

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Delaware limited partnership formed in April 2011 by Memorial Resource to own, acquire and exploit oil and natural gas properties in North America. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2012:

•	Our total estimated proved reserves were approximately 609 Bcfe, of which approximately 62% were natural gas and 59% were classified as proved developed reserves;

•

We produced from 1,671 gross (731 net) producing wells across our properties, with an average working interest of 44%, and we or Memorial Resource operated 97% of the properties in which we have interests; and

•	Our average net production for the three months ended December 31, 2012 was 72.9 MMcfe/d, implying a reserve-to-production ratio of approximately 23 years.

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

Location differentials to NYMEX-Henry Hub prices result from variances in transportation costs based on the natural gas’ proximity to the major consuming markets to which it is ultimately delivered. The processing fee deduction retained by the natural gas processing plant generally in the form of percentage of proceeds also affects the differential. Generally, these index prices have historically been at a discount to NYMEX-Henry Hub natural gas prices.

Oil. The NYMEX-WTI futures price is a widely used benchmark in the pricing of domestic and imported oil in the United States. The ICE Brent futures price is a widely used global price benchmark for oil. Refiner’s posted prices for California Midway-Sunset deliveries in Southern California is a regional index. The actual prices realized from the sale of oil differ from the quoted NYMEX-WTI price or California Midway-Sunset price as a result of quality and location differentials. Quality differentials result from the fact that crude oils differ from one another in their molecular makeup, which plays an important part in their refining and subsequent sale as petroleum products. Among other things, there are two characteristics that commonly drive quality differentials: (1) the oil’s American Petroleum Institute, or API, gravity and (2) the oil’s percentage of sulfur content by weight. In general, lighter oil (with higher API gravity) produces a larger number of lighter products, such as gasoline, which have higher resale value, and, therefore, normally sells at a higher price than heavier oil. Oil with low sulfur content (“sweet” oil) is less expensive to refine and, as a result, normally sells at a higher price than high sulfur-content oil (“sour” oil).

Location differentials result from variances in transportation costs based on the produced oil’s proximity to the major consuming and refining markets to which it is ultimately delivered. Oil that is produced close to major consuming and refining markets, such as near Cushing, Oklahoma, is in higher demand as compared to oil that is produced farther from such markets. Consequently, oil that is produced close to major consuming and refining markets normally realizes a higher price (i.e., a lower location differential).

The oil produced from our onshore properties is a combination of sweet and sour oil, varying by location. This oil is sold at the NYMEX-WTI price, which is adjusted for quality and transportation differential, depending primarily on location and purchaser.

The oil produced from our Beta properties is sour oil. Volumes produced from our Beta properties are currently based on refiner’s posted prices for California Midway-Sunset deliveries in Southern California, which is adjusted primarily for quality and a negotiated market differential. Since 2010, production from our Beta properties has traded at a premium to the NYMEX-WTI price and has more closely tracked the ICE Brent price. We believe this trend will continue for the foreseeable future and on February 1, 2013 executed a basis swap trade that guarantees a price differential to the ICE Brent price covering the remainder of 2013. That basis hedge has not always been available and may not be available going forward or at a price that is economical.

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For Year Ended December 31, 2012:
NYMEX-WTI oil future price range per Bbl	$109.77	$77.69
NYMEX-Henry Hub natural gas future price range per MMBtu	$3.90	$1.91
ICE Brent oil future price range per Bbl	$126.22	$89.23

For Five Years Ended December 31, 2012:
NYMEX-WTI oil future price range per Bbl	$145.29	$33.87
NYMEX-Henry Hub natural gas future price range per MMBtu	$13.58	$1.91
ICE Brent oil future price range per Bbl	$146.08	$36.61

Commodity Derivative Contracts. Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point in time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we intend to individually identify these non-speculative hedges as “designated hedges” for U.S. federal income tax purposes as we enter into them, resulting in ordinary income treatment of our realized hedge activity.

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

Production Taxes. Texas regulates the development, production, gathering and sale of oil and natural gas, including imposing production taxes and requirements for obtaining drilling permits. Texas currently imposes a baseline production tax at 4.6% of the market value of the oil produced and 3/16 of one cent per Bbl produced. Texas also currently imposes a baseline production tax of 7.5% of the market value of the natural gas. However, a significant portion of the wells in Texas are either currently exempt from production tax due to high cost natural gas abatement or reduced rate for post production cost recoupment. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties; however, these valuations are reasonably correlated to revenues, excluding the effects of any commodity derivative contracts.

General and Administrative Expenses

We and our general partner have entered into an omnibus agreement with Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. During the year ended December 31, 2012, Memorial Resource allocated its general and administrative costs based on the relative size of our proved and probable reserves in comparison to Memorial Resource’s proved and probable reserves. In January 2013, Memorial Resource began to allocate its general and administrative costs based on our relative production in comparison to Memorial Resource’s production, which they believe will more accurately reflect the cost incurred to provide services to us. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. For a detailed description of the omnibus agreement, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements —Omnibus Agreement.”

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flow from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including realized and unrealized losses on interest rate derivative contracts;

•	Income tax expense;

•	Depreciation, depletion and amortization (“DD&A”);

•	Impairment of goodwill and long-lived assets (including oil and natural gas properties) (“Impairment”);

•	Accretion of asset retirement obligations (“AROs”);

•	Unrealized losses on commodity derivative contracts;

•	Losses on sale of assets and other, net;

•	Unit-based compensation expenses;

•	Exploration costs;

•	Acquisition related costs;

•	Amortization of investment premium;

•	Net operating cash flow from acquisitions, effective date through closing date; and

•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;

•	Income tax benefit;

•	Unrealized gains on commodity derivative contracts;

•	Gains on sale of assets and other, net; and

•	Other non-routine items that we deem appropriate.

We are required to comply with certain Adjusted EBITDA-related metrics under our revolving credit facility.

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, research analysts and rating agencies, to assess:

•	our operating performance as compared to that of other companies and partnerships in our industry, without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, and make distributions on our units; and

•	the viability of projects and the overall rates of return on alternative investment opportunities.

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

Calculation of Adjusted EBITDA

	For Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Net income	$29,917	$117,623	$1,649
Interest expense, net	11,339	6,987	3,441
Income tax expense	231	2	218
DD&A	37,885	35,218	29,697
Impairment	—	15,141	11,800
Accretion of AROs	3,577	3,418	2,924
Unrealized (gains) losses on commodity derivative instruments	16,140	(27,985)	(547)
Acquisition related costs	3,290	1,045	890
Unit-based compensation expense	1,423	—	—
Gain on sale of properties	(192)	(63,024)	(1)
Exploration costs	452	332	161
Amortization of investment premium	194	606	907
Net operating cash flow from acquisitions, effective date through closing date	5,808	—	—

Adjusted EBITDA	$110,064	$89,363	$51,139

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Net cash provided by operating activities	$90,800	$83,680	$44,729
Changes in working capital	2,718	(2,855)	3,231
Interest expense	11,339	6,987	3,441
Premiums paid for derivatives	—	2,847	—
Premiums received for derivatives	—	(1,008)	—
Unrealized gain (loss) on interest rate swaps	(3,543)	(776)	(296)
Acquisition related costs	3,290	1,045	890
Amortization of deferred financing fees	(995)	(872)	(981)
Income tax expense — current portion	231	38	2
Exploration costs	416	277	123
Net operating cash flow from acquisitions, effective date through closing date	5,808	—	—

Adjusted EBITDA	$110,064	$89,363	$51,139

Outlook

In 2013, we plan to maintain our focus on adding reserves through acquisitions and development projects and improving the economics of producing oil and natural gas from our properties. We expect these acquisition opportunities may come from Memorial Resource, the Funds, and their respective affiliates, as well as from unrelated third parties. Our ability to add estimated reserves through acquisitions and development projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

In 2013, our capital spending program is expected to be approximately $61 to $71 million excluding acquisitions. We anticipate spending approximately 61% in East Texas / North Louisiana, 35% in California and 4% in South Texas, primarily on drilling, recompletions and capital workovers based on the maximum range of our capital spending program. We anticipate spending capital in seventeen or more horizontal Cotton Valley new drills in various fields in East Texas and North Louisiana. We also anticipate spending capital to upgrade our California facilities and drill six additional operated wells from our Beta platforms. We expect the balance of our capital budget will primarily be spent on recompletions and capital workovers in our South and East Texas areas. Without considering potential acquisitions, we expect our aggregate production in 2013 to be approximately 28-30 Bcfe based on internal models.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Significant factors that will impact 2013 commodity prices include: slow economic growth in the U.S. economy; continuing economic struggles in certain European Union nations’ economies; the Japanese recession; political and economic developments in North Africa and the Middle East in general; demand from Asian and European markets; the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas; and overall North American NGL and natural gas supply and demand fundamentals. Although we cannot predict the occurrence of events that will affect future commodity prices or the degree to which these prices will be affected, the prices for any oil, natural gas or NGLs that we produce will generally approximate market prices in the geographic region of the production.

The U.S. Energy Information Administration, or EIA, expects oil markets to loosen in 2013 and 2014 as increasing global supply more than offsets higher global consumption. The EIA projects the Brent crude oil spot price will fall from an average of $112 per Bbl in 2012 to annual averages of $109 per Bbl and $101 per Bbl in 2013 and 2014, respectively. After averaging $94 in 2012, the WTI price is projected to average $93 per Bbl in 2013 and $92 per Bbl in 2014. By 2014, several pipeline projects from the Mid-continent to the Gulf Coast refining centers are expected to come on line, reducing the cost of transporting crude oil to refiners and narrowing the price difference between WTI and Brent.

The EIA expects U.S. natural gas consumption in 2013 and 2014 to remain relatively stable when compared to 2012. Because of a warm winter last year, 2012 residential and commercial consumption was low, and the hot summer (as well as relatively low natural gas prices) led to record-high use of natural gas for power generation. Forecasts for closer-to-normal temperatures in 2013 and 2014 will lead to increases in natural gas used for residential and commercial space heating and declines in natural gas used for power generation. Despite projected declines in electric power consumption from 2012 levels, consumption of natural gas for electric power generation remains high by historical standards and reflects a structural shift toward using more natural gas for power generation. The EIA currently expects continued growing U.S. natural gas production, driven largely by onshore production in shale areas. Natural gas spot prices averaged $3.33 per MMBtu at the Henry Hub in January 2013, relatively unchanged from December 2012, despite colder weather in January. Through 2014, the EIA expects prices will gradually rise but still remain relatively low. EIA expects the Henry Hub price will average $3.53 per MMBtu in 2013 (compared to $2.75 per MMBtu in 2012) and $3.84 per MMBtu in 2014.

Commodity hedging remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

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

Proved Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the FASB. These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We intend to use NSAI to prepare a reserve report as of December 31 of each year for a vast majority of our proved reserves and to prepare internal estimates of our proved reserves as of June 30 of each year.

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

A decline in proved reserves may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of oil and gas producing properties for impairment. For example, if the SEC prices used for our December 31, 2012 reserve report had been $10.00 less per Bbl and $1.00 less per MMBtu, then the standardized measure of our estimated proved reserves as of December 31, 2012 would have decreased by approximately $262 million, from $832 million to $570 million.

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

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

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent that we have an imbalance in excess of our proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2012 or 2011.

Derivative Instruments

Commodity derivative financial instruments (e.g., swaps, floors, collars, and put options) are used to reduce the impact of natural gas and oil price fluctuations. Interest rate swaps are used to manage exposure to interest rate volatility, primarily as a result of variable rate borrowings under credit facilities. Every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings as we have not elected hedge accounting for any of our derivative positions.

Results of Operations

The results of operations for the years ended December 31, 2012, 2011 and 2010 have been derived from both our consolidated financial statements subsequent to the closing of our initial public offering and our predecessor’s and/or previous owners’ combined financial statements. The combined financial statements of our predecessor are those of BlueStone and the Classic Carve-Out through December 13, 2011 and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates and the consolidated financial statements of REO from February 3, 2009 (inception) through December 11, 2012. The results of operations attributable to our predecessor and/or previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant acquisitions:

•	The Forest Oil asset acquisition in June 2010 for approximately $65.9 million.

•	Two separate acquisitions of assets in East Texas in January and March 2010, respectively, for a net purchase price of approximately $14.0 million.

•	Three separate acquisitions of assets in South Texas in April and May 2010, respectively, for a total purchase price of approximately $23.2 million.

•	The acquisition of assets in East Texas in mid-December 2010 from a publicly traded oil and gas producer for a net purchase price of approximately $15.0 million.

•	Oil and natural gas properties and related assets acquired from BP in May 2011, including the related disposition to BP of certain assets previously acquired from Forest Oil.

•	The acquisition of 40% of the oil and natural gas properties and related assets from a third party in April 2011.

•	Two separate acquisitions of assets in East Texas in May and September 2012, respectively, for a net purchase price of approximately $126.9 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For Year Ended December 31,
	2012	2011	2010
	(in thousands, except operating and per unit amounts)
Revenues:
Oil & natural gas sales	$138,980	$144,801	$89,338
Pipeline tariff income	1,468	1,378	1,332
Other income	223	825	1,433

Total revenues	$140,671	$147,005	$92,103

Costs and expenses:
Lease operating	44,905	41,966	32,513
Pipeline operating	2,114	2,526	1,896
Exploration	452	332	161
Production and ad valorem taxes	7,046	4,790	2,838
Depreciation, depletion, and amortization	37,885	35,218	29,697
Impairment of proved oil and natural gas properties	—	15,141	11,800
General and administrative	15,569	14,278	10,544
Accretion of asset retirement obligations	3,577	3,418	2,924
Realized gain on commodity derivative instruments	(29,240)	(6,781)	(7,132)
Unrealized (gain) loss on commodity derivative instruments	16,140	(27,985)	(547)
Gain on sale of properties	(192)	(63,024)	(1)
Other, net	734	1,908	1,195

Total costs and expenses	98,990	21,787	85,888

Operating income	41,681	125,218	6,215
Other income (expense):
Interest expense, net	(11,339)	(6,987)	(3,441)
Amortization of investment premium	(194)	(606)	(907)

Total other income (expense)	(11,533)	(7,593)	(4,348)

Income (loss) before income taxes	30,148	117,625	1,867
Income tax benefit (expense)	(231)	(2)	(218)

Net income	29,917	117,623	1,649
Net income attributable to predecessor	—	75,740	(11,317)
Net income attributable to previous owners	29,692	35,437	12,974
Net income (loss) attributable to noncontrolling interest	104	(146)	(8)

Net income attributable to partners	$121	$6,592	$—

Oil and natural gas revenue:
Oil sales	$74,158	$69,607	$46,583
NGL sales	12,924	9,392	2,838
Natural gas sales	51,898	65,802	39,917

Total oil and natural gas revenue	$138,980	$144,801	$89,338

Production Volumes:
Oil (MBbls)	734	688	639
NGLs (MBbls)	359	182	69
Natural gas (MMcf)	18,020	15,936	9,151

Total (MMcfe)	24,579	21,155	13,403

Average net production (MMcfe/d)	67.2	58.0	36.7

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$101.04	$101.15	$72.85
NGL(per Bbl)	35.99	51.70	40.95
Natural gas (per Mcf)	2.88	4.13	4.36

Total (Mcfe) (excluding commodity derivatives)	$5.65	$6.84	$6.67

Total (Mcfe) (including commodity derivatives)	$6.84	$7.17	$7.20

Average unit costs per Mcfe:
Lease operating expense	$1.83	$1.98	$2.43
Production and ad valorem taxes	$0.29	$0.23	$0.21
General and administrative expenses	$0.63	$0.67	$0.79
Depletion, depreciation, and amortization	$1.54	$1.66	$2.22

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net income was $29.9 million for the year ended December 31, 2012, of which $29.7 million was attributable to the previous owners. Net income was $117.6 million for the year ended December 31, 2011, of which $75.7 million was attributable to our predecessor and $35.4 million was attributable to the previous owners. Our predecessor recorded an aggregate gain on the sale of properties of $63.0 million during 2011 with no comparable gain recorded during 2012.

Revenues. Oil, natural gas and NGL revenues for 2012 totaled $139.0 million, a decrease of $5.8 million compared with 2011. Production increased 3,424 MMcfe (approximately 16%) and the average realized sales price (excluding realized gain on derivatives) decreased $1.19 per Mcfe. The favorable volume variance contributed to a $19.4 million increase in revenues, whereas the unfavorable pricing variance contributed to a $25.2 million decrease in revenues.

Lease Operating. Lease operating expenses for 2012 were $44.9 million compared to $42.0 million for 2011, a $2.9 million year-to-year increase. Lease operating expenses increased primarily due to costs associated with properties acquired by both the Partnership from third parties in May and September of 2012 and our predecessor in April and May of 2011. On a per Mcfe basis, lease operating expenses decreased to $1.83 for 2012 from $1.98 for 2011.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2012 totaled $7.0 million, an increase of $2.2 million compared with 2011. The increase was largely due to a $2.0 million increase in ad valorem taxes primarily due to higher assessed values as a result of increased production levels. Ad valorem taxes are property taxes generally assessed and levied at the local level. The value of the discounted cash flow estimated from future production in the upcoming year is the appraisal methodology used in Texas. There is no production and ad valorem tax assessed for our Beta properties. Production taxes were 2.8% and 2.5% as a percentage of oil and natural gas revenue in 2012 and 2011, respectively.

Depreciation, Depletion and Amortization. DD&A expense for 2012 was $37.9 million compared to $35.2 million for 2011, a $2.7 million year-to-year increase primarily due to increased production volumes related to acquisitions in 2011 and 2012. DD&A expense per Mcfe was $1.54 for 2012 compared to $1.66 for 2011. Increased production volumes caused DD&A expense to increase by $5.2 million, while the 7% change in the DD&A rate between periods caused DD&A expense to decrease by $2.5 million. An increase in proved reserve volumes more than offset the impact of increases to the depletable cost base.

Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes.

Impairment of Proved Oil and Natural Gas Properties. No impairments to proved oil and natural gas properties were recognized during 2012. During 2011, approximately $3.1 million of the $15.1 million of impairments related to a well abandoned in the Burke Unit located in South Texas due to a situation encountered during drilling, causing costs and future benefits to become unrecoverable. The remaining $12.0 million of impairments consisted of $6.9 million to the Craton field and $4.0 million to the Cayuga field, both of which are located in East Texas, as well as $0.1 million to the Benavides field and $1.0 million to the Wishbone field in South Texas. For these impairments, the estimated future cash flows expected from properties in these fields were compared to their carrying values and determined to be unrecoverable as a result of declines in natural gas prices. All impairments recognized during 2011 were attributable to our predecessor.

General and Administrative. Our general and administrative expenses include the costs of administrative employees and related benefits, management fees paid to Memorial Resource, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2012 were $15.6 million, of which $4.3 million was attributable to our predecessor and the previous owners. General and administrative expenses for 2012 included $1.4 million of non-cash unit-based compensation expense and $3.3 million of acquisition-related costs. General and administrative expenses for 2011 totaled $14.3 million, of which $14.1 million was attributable to our predecessor and the previous owners.

On a per Mcfe basis, general and administrative expenses were $0.63 in 2012 compared to $0.67 in 2011 due to increased production volumes.

Gain on Derivative Instruments. Net gains on commodity derivative instruments of $13.1 million were recognized during 2012, of which $29.2 million was a realized gain and $16.1 million was an unrealized loss. Net gains on commodity derivative instruments of $34.8 million were recognized during 2011, of which $6.8 million was a realized gain and $28.0 million was an unrealized gain.

Given the volatility of commodity prices, it is not possible to predict future reported unrealized mark-to-market net gains or losses and the actual net gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If commodity prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower oil, natural gas and NGL prices. However, if commodity prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher oil, natural gas and NGL prices and will, in this context, be viewed as having resulted in an opportunity cost.

Gain on Sale of Properties. Our predecessor recognized a gain on sale of properties of $63.0 million during 2011 with no comparable gain recorded in 2012. Effective January 1, 2011, our predecessor acquired BP’s interests in producing wells located in Duval, Jim Hogg, McMullen and Webb counties in exchange for (i) our predecessor’s interest in approximately 10,700 net acres located in the Nueces Field of the Eagle Ford Shale and (ii) $20 million in cash, subject to certain closing adjustments. The transaction closed on May 31, 2011 and the predecessor paid a total of approximately $12.9 million in cash consideration at closing, net of adjustments. The preliminary purchase price allocation resulted in the acquisition date fair value of $82.6 million allocated to proved oil and gas properties, $1.2 million allocated to asset retirement obligations, $0.5 million to accrued liabilities, and $0.6 million to deferred tax liabilities. After taking into consideration the net book value of $5.2 million for the Nueces Field properties exchanged to BP and the $12.9 million in cash consideration paid at closing, the predecessor recorded a $62.2 million gain relating to such transaction.

Our predecessor also recognized a gain of approximately $0.8 million during 2011 from the sale of working interests related to the deep rights under certain properties in Webb County in South Texas. The transactions did not involve the sale of any existing production or reserves.

Net Interest Expense. Net interest expense is comprised of interest on credit facilities, amortization of debt issue costs and realized and unrealized gains and losses on interest rate swaps. Net interest expense totaled $11.3 million during 2012, of which $10.4 million was attributable to the Partnership’s revolving credit facility, including unrealized losses on interest rate swaps of approximately $3.5 million and amortization of deferred financing fees of approximately $0.6 million. Unamortized deferred financing costs associated with the revolving credit facility of the previous owners were approximately $0.4 million at December 31, 2011. The unamortized deferred financing costs associated with this revolving credit facility were written-off at the time their debt was repaid and terminated in December 2012. During 2012 our average outstanding borrowings were $204.3 million. Net interest expense totaled $7.0 million during 2011, of which $6.5 million was attributable to our predecessor and the previous owners. Only $0.5 million was attributable to the Partnership’s revolving credit facility, including unrealized losses on interest rate swaps of $0.3 million.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net income was $117.6 million for the year ended December 31, 2011, of which $75.7 million was attributable to our predecessor and $35.4 million was attributable to the previous owners. Our predecessor recorded a net loss of $11.3 million for the year ended December 31, 2010, none of which was attributable to the Partnership. The previous owners recorded net income of $13.0 million for the year ended December 31, 2010, none of which was attributable to the Partnership. Revenues generated for 2011 were $147.0 million compared to $92.1 million for 2010, a $54.9 million year-to-year increase. Our predecessor recorded an aggregate gain on the sale of properties of $63.0 million during 2011 with no comparable gain recorded during 2010. Gains on commodity derivative instruments of $34.8 million were recognized during 2011 compared to gains on commodity derivative instruments of $7.7 million recognized in 2010.

Revenues. Oil, natural gas and NGL revenues for 2011 totaled $144.8 million, an increase of $55.5 million compared with 2010. Production increased 7,752 MMcfe (approximately 58%) and the average realized sales price (excluding realized gain on derivatives) increased $0.17 per Mcfe. The favorable volume and pricing variance contributed to a $51.7 million and $3.8 million increase in revenues, respectively. Production volumes increase primarily related to the 2010 acquisitions of certain oil and gas assets in South Texas that were fully integrated in 2011, the acquisition of properties from BP in May 2011 and the acquisition of certain oil and gas assets in April 2011.

Lease Operating. Lease operating expenses for 2011 were $42.0 million compared to $32.5 million for 2010, a $9.5 million year-to-year increase. Lease operating expenses increased primarily due to costs associated with the South Texas properties acquired in 2010 which were fully integrated in 2011, the BP properties acquired in May 2011 and the acquisition of certain oil and gas assets in April 2011. On a per Mcfe basis, lease operating expenses decreased to $1.98 for 2011 from $2.43 for 2010.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2011 totaled $4.8 million, an increase of $2.0 million compared with 2010. The increase in production and ad valorem taxes was largely due to higher onshore oil, natural gas and NGL revenues during 2011. Higher assessed values as a result of higher commodity prices were also a contributing factor. Production taxes were 2.5% and 2.8% as a percentage of oil and natural gas revenue in 2011 and 2010, respectively.

Depreciation, Depletion and Amortization. DD&A expense for 2011 was $35.2 million compared to $29.7 million for 2010, a $5.5 million year-to-year increase primarily due to increased production volumes related to acquisitions in 2010 and 2011. DD&A expense per Mcfe was $1.66 for 2011 compared to $2.22 for 2010. Increased production volumes caused DD&A expense to increase by $17.2 million, while the 25% change in the DD&A rate between periods caused DD&A expense to decrease by $11.7 million. An increase in proved reserve volumes more than offset the impact of increases to the depletable cost base.

Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable cost base changes, then the DD&A rate moves in the same direction. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes.

Impairment of Proved Oil and Natural Gas Properties. Our predecessor recognized non-cash impairments to proved oil and natural gas properties during 2011 of $15.1 million as compared to $11.8 million during 2010. The $15.1 million of impairments during 2011 were all attributable to our predecessor and there were no impairments recorded subsequent to our initial public offering closing on December 14, 2011.

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

General and Administrative. General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to Memorial Resource, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2011 totaled $14.3 million, of which $14.1 million was attributable to our predecessor and the previous owners. For 2010, general and administrative expenses were $10.5 million. General and administrative expenses were $0.67 per Mcfe in 2011 compared to $0.79 per Mcfe in 2010 due to increased production volumes.

Gain on Derivative Instruments. Net gains on commodity derivative instruments of $34.8 million were recognized during 2011, of which $6.8 million was a realized gain and $28.0 million was an unrealized gain. Net gains on commodity derivative instruments of $7.7 million were recognized during 2010, of which $7.1 million was a realized gain and $0.6 million was an unrealized gain.

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

Net Interest Expense. Net interest expense is comprised of interest income, interest on credit facilities, amortization of debt issue costs and realized and unrealized gains and losses on interest rate swaps. Net interest expense totaled $7.0 million during 2011, of which $6.5 million was attributable to our predecessor and the previous owners. Only $0.5 million was attributable to the Partnership’s revolving credit facility including unrealized losses on interest rate swaps of $0.3 million. Net interest expense was $3.4 million in 2010, all of which was attributable to our predecessor and the previous owners. The increase was due primarily to additional debt incurred in conjunction with the acquisitions of oil and natural gas assets by our predecessor.

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

Crude oil, NGL and natural gas prices are also volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity price associated with a portion of our expected crude oil, NGL and natural gas volumes through 2018 by entering into derivative financial instruments including floating for fixed crude oil, NGL and natural gas swaps. With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts. A significant reduction in commodity prices could reduce our operating margins and cash flow from operations.

Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders and general partner. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions.

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

We plan to reinvest a sufficient amount of our cash flow to fund our maintenance capital expenditures, and we plan to primarily use external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our growth capital expenditures and any acquisitions. Because our proved reserves and production decline continually over time and because we own a limited amount of undeveloped properties, we will need to make acquisitions to sustain our level of distributions to unitholders over time.

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

As of December 31, 2012, our liquidity of $96.6 million consisted of $7.6 million of available cash and $89.0 million of available borrowings under our revolving credit facility. We will continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our revolving credit facility. As of December 31, 2012, the borrowing base under our revolving credit facility was $460.0 million and we had $371.0 million of outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2013.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands. As of December 31, 2012, we had no letters of credit outstanding.

Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including credit facility borrowings and debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Note 8 and Note 10 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. We believe our cash flows provided by operating activities will be sufficient to meet our operating requirements for the next twelve months. As of December 31, 2012, we had a positive working capital balance of $31.4 million.

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

Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The primary purpose of growth capital is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of development and production of our existing properties in a manner which is expected to be accretive to our unitholders. Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth. We expect to primarily rely upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund growth capital expenditures and any acquisitions.

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for 2013. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, generally. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures. See “— Outlook” for additional information regarding our capital spending program.

Revolving Credit Facility

OLLC entered into a $1.0 billion multi-year revolving credit facility at the closing of our initial public offering that matures in December 2016 and is guaranteed by us and all of our current and future subsidiaries. The revolving credit facility had an initial borrowing base of $300.0 million. On December 3, 2012, we entered into a third amendment to our credit agreement, which among other things increased the borrowing base to $460.0 million upon closing of the Beta acquisition. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2013; however, we may seek an interim redetermination if the need arises. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to a subsequent borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

Borrowings under our revolving credit facility are secured by liens on substantially all of our properties, but in any event, not less than 80% of the total value of our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our other assets including personal property. Additionally, borrowings under our revolving credit facility bear interest, at our option, at either: (i) the Alternative Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. The unused portion of the borrowing base will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

Our revolving credit facility requires us to maintain a ratio of Consolidated EBITDAX to Consolidated Net Interest Expense or, for the periods ending on March 31, 2013, June 30, 2013, and September 30, 2013, a ratio of Annualized Consolidated EBITDAX to Annualized Consolidated Net Interest Expense (as each term is defined under our revolving credit facility), which we refer to in either case as the interest coverage ratio, of not less than 2.5 to 1.0, and a ratio of consolidated current assets to consolidated current liabilities, each as determined under our revolving credit facility, of not less than 1.0 to 1.0.

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

As of December 31, 2012, we were in compliance with all of the financial and other covenants under our revolving credit facility. At December 31, 2012, we had $371.0 million outstanding under our revolving credit facility.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2012, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.” As of December 31, 2012, the fair value of our open derivative contracts was a net receivable of $14.9 million. All of our derivative contracts are with major financial institutions who are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Interest Rate Derivative Contracts

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At December 31, 2012, we had the following fixed-for-floating interest rate swap open positions whereby we receive the floating rate and pay the fixed rate:

Period Covered		Notional ($ in thousands)	Floating Rate	Fixed Rate
1/17/2012	1/17/2013	$100,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$100,000	1 Month LIBOR	1.305%
5/17/2012	1/17/2013	$50,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$50,000	1 Month LIBOR	0.970%

Counterparty Exposure

As of December 31, 2012, the fair value of our open derivative contracts was a net receivable of $14.9 million. All of our derivative contracts are with major financial institutions who are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for each of the years in the two-year period ended December 31, 2012 is presented on a combined basis, consisting of the consolidated financial information of the Partnership and the combined financial information of our predecessor and the previous owners. The cash flows for the twelve months ended December 31, 2010 is presented on a combined basis, consisting of the combined financial information of our predecessor and the previous owners. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$90,800	$83,680	$44,729
Net cash used in investing activities	165,809	189,318	143,770
Net cash provided by financing activities	74,307	96,919	110,780

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash flows provided by operating activities increased during 2012 primarily due to an increase in production volumes as a result of properties acquired by the Partnership from third parties in May and September 2012 and our predecessor’s acquisition activities in 2011. We used cash flows provided by operating activities primarily to fund distributions to our partners and additions to oil and gas properties. Our predecessor and the previous owners primarily used cash flows provided by operating activities to fund its exploration and development expenditures.

Investing Activities. Cash used in investing activities during 2012 was $165.8 million, of which $126.9 million was used to acquire oil and natural gas properties and $33.9 million was used for additions to oil and gas properties. See “— Significant Current Developments” for additional information regarding our acquisitions of oil and natural gas properties from third parties. During 2012, we participated in the drilling and/or completion of 9 new wells in South Texas and East Texas/North Louisiana with a success rate of 100%. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. Additions to restricted investments were $4.6 million. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

During 2011, our predecessor spent $138.2 million on several acquisitions, the largest of which was the purchase of oil and natural gas properties in East Texas from a third party for $120.8 million. An additional $47.7 million was used for additions to oil and gas properties. Our predecessor participated in the drilling of 6 gross wells in 2011 with a success rate of 100%. Our predecessor’s acquisition and development expenditures were offset by proceeds from the sale of properties for $2.4 million. Additions to restricted investments associated with the Beta properties were $5.3 million.

Financing Activities. On December 12, 2012, we issued 10,500,000 common units representing limited partner interests in the Partnership to the public at an offering price of $17.00 per unit generating total net proceeds of $170.0 million after deducting underwriting discounts and offering related expenses. The net proceeds from the offering, including our general partner’s proportionate capital contribution, were used to fund a portion of the purchase price of the Beta acquisition. We distributed approximately $242.2 million as partial consideration to Rise Energy Partners, LP and repaid $28.5 million of indebtedness under the previous owners’ credit facility. The Partnership granted the underwriters a 30-day option to purchase up to an additional 1,575,000 common units at the public offering price, less the underwriting discount, to cover over-allotments. On December 21, 2012, the underwriters exercised their over-allotment option by purchasing an additional 1,475,000 common units, which generated an additional $24.1 million of net proceeds. These net proceeds were used to repay indebtedness under our revolving credit facility.

Distributions to partners for 2012 were $34.4 million, of which Memorial Resource received $19.2 million. We distributed $45.5 million to Memorial Resource in connection with our acquisitions of oil and gas properties from them in April and May 2012. See “— Significant Current Developments” included under “Item 1. Business” for additional information. We also had net borrowings of $251.0 million that were used primarily to fund the acquisitions of oil and gas properties. Also during 2012, we incurred loan origination fees of approximately $1.4 million.

On December 14, 2011, the Partnership completed its initial public offering of 9,000,000 common units at a price of $19.00 per unit, which generated net proceeds to the Partnership of approximately $146.5 million after deducting underwriting discounts, structuring fees and other offering and formation-related fees. In connection with our initial public offering, we distributed approximately $73.6 million as partial consideration to Memorial Resource in exchange for the net assets of our predecessor and repaid $198.3 million of our predecessor’s credit facilities concurrent with the closing of our initial public offering. This cash distribution was financed with approximately $130.0 million in borrowings under a new senior secured revolving credit facility and the net cash proceeds generated from our initial public offering. On December 22, 2011, the underwriters exercised a portion of their over-allotment option, purchasing an additional 600,000 common units issued by the Partnership at the initial public offering price, which generated net proceeds to the Partnership of approximately $10.7 million. Of this amount, $10.0 million was used to repay indebtedness under our revolving credit facility. Loan origination fees were $2.5 million related to this revolving credit facility.

During 2011, our predecessor and the previous owners had net advances of $117.8 million under their revolving credit facilities. Capital contributions of $57.8 million were used to fund the development and property acquisition program of both our predecessor and the previous owners. The previous owners also made distributions of $65.0 million. Loan origination fees incurred by our predecessor and the previous owners were approximately $1.4 million during 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash flows provided by operating activities increased during 2011 primarily due to an increase in production volumes as a result of our predecessor’s acquisition activities. Cash flows provided by operating activities were primarily used to fund our predecessor’s exploration and development expenditures.

Investing Activities. During 2011, our predecessor spent $138.2 million on several acquisitions, the largest of which was the purchase of oil and natural gas properties in East Texas from a third party for $120.8 million. An additional $47.7 was used for additions to oil and gas properties. Our predecessor’s acquisition and development expenditures were partially offset by proceeds from the sale of properties for $2.4 million. Additions to restricted investments associated with the Beta properties were $5.3 million.

During 2010, our predecessor spent $119.5 million on several acquisitions, the largest of which was the purchase of oil and natural gas properties from Forest Oil for $65.9 million. An additional $21.8 million was used for additions to oil and gas properties. Our predecessor’s acquisition and development expenditures were partially offset by proceeds from the sale of properties for $1.4 million. Additions to restricted investments associated with the Beta properties were $3.4 million.

Financing Activities. Total net cash proceeds generated from the Partnership’s December 2011 initial public offering, including the exercise of the underwriters’ over-allotment option, were approximately $157.2 million. During December 2011, there were net advances of $120.0 million under the Partnership’s senior secured revolving credit facility. These incoming funds were used to repay $198.3 million of our predecessor’s credit facilities and distribute $73.6 million to Memorial Resource in exchange for the net assets of our predecessor. Loan origination fees were $2.5 million related to the Partnership’s revolving credit facility.

Our predecessor and the previous owners had net advances of $117.8 million under their revolving credit facilities during 2011. Our predecessor had net advances of $53.5 million under its revolving credit facilities during 2010. Capital contributions of $57.8 million were used to fund the development and property acquisition program of both our predecessor and the previous owners during 2011. Capital contributions of $62.0 million were used to fund the development and property acquisition program of both our predecessor and the previous owners during 2010. The previous owners made distributions of $65.0 million during 2011 compared to $4.4 million during 2010. Loan origination fees incurred by our predecessor and the previous owners were approximately $1.4 million during 2011 compared to $1.6 million during 2010.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2013.

In 2013, we intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter on all common, subordinated and general partner units ($1.90 per unit on an annualized basis). On February 13, 2013, we paid a $17.4 million cash distribution for the fourth quarter 2012 to our unitholders and our general partner. This distribution represented an annualized amount of $2.03 per unit. Assuming no further changes in the distribution rate and the number of common units, subordinated units and general partner units currently outstanding, the aggregate distribution paid to all of our unitholders in 2013 would total approximately $69.7 million.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2013 through a combination of cash from operations, borrowings under our revolving credit facility and the issuance of equity or debt securities.

Contractual Obligations

Our contractual obligations are limited in scope because Memorial Resource provides management, administrative and operating services to us under an omnibus agreement as discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.” In the table below, we set forth our contractual obligations as of December 31, 2012. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2013	2014- 2015	2016- 2017	Beyond 2017
Revolving credit facility (1)	$371,000	$—	$—	$371,000	$—
Estimated interest payments (2)	46,282	11,677	23,434	11,171	—
Asset retirement obligations (3)	75,584	—	876	1,901	72,807
Decommissioning Trust Agreement (4)	16,560	4,140	8,280	4,140	—
Operating leases (5)	3,835	475	925	531	1,904
Compression services	2,766	2,766	—	—	—

Total	$516,027	$19,058	$33,515	$388,743	$74,711

(1)

Represents the scheduled future maturities of principal amount outstanding for the periods indicated. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our revolving credit facility.

(2)

Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2012. In calculating these amounts, we applied the weighted-average interest rate during 2012 associated with such debt. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for the weighted-average variable interest rate charged during 2012 under this credit facility. In addition, our estimate of payments for interest gives effect to interest rate swap agreements that were in place at December 31, 2012.

(3)

Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2012 balance sheet. See Note 6 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information regarding our asset retirement obligations.

(4)

Pursuant to a BOEM decommissioning trust agreement, we are required to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. See Note 14 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.

(5)

Primarily represents leases for offshore Southern California right-of-way use, natural gas compressors and office space. See Note 14 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our operating leases.

Off–Balance Sheet Arrangements

As of December 31, 2012, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report.

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

Basis Swaps. These instruments are arrangements that guarantee a price differential to either NYMEX for natural gas or ICE Brent for oil from a specified delivery point. Our basis protection swaps typically have negative differentials to either NYMEX or ICE. We receive a payment from the counterparty if the price differential is greater than the stated terms of the contract and we pay the counterparty if the price differential is less than the stated terms of the contract.

Collars. In a typical collar arrangement, we receive the excess, if any, of the contract floor price over the reference price, based on NYMEX, ICE, or regional quoted prices, and pay the excess, if any, of the reference price over the contract ceiling price. Our current collars are exercised in cash on a monthly basis only when the reference price is outside of floor and ceiling prices (the collar), otherwise they expire.

The following table summarizes our derivative contracts as of December 31, 2012 and the average prices at which the production will be hedged:

	2013	2014	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	817,672	1,222,125	1,126,112	1,113,275	1,020,067	900,000
Weighted-average fixed price	$4.33	$4.34	$4.28	$4.53	$4.30	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	633,000	120,000	80,000	—	—	—
Weighted-average floor price	$4.75	$5.08	$5.25	$—	$—	$—
Weighted-average ceiling price	$5.82	$6.31	$6.75	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	430,000	120,000	80,000	—	—	—
Weighted-average sold strike price	$4.59	$5.08	$5.25	$—	$—	$—
Weighted-average bought strike price	$5.84	$6.31	$6.75	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	813,432	1,318,750	—	—	—	—
Spread	$(0.11)	$(0.09)	$—	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	49,632	20,102	12,031	11,013	10,000	—
Weighted-average fixed price	$106.79	$94.06	$90.29	$90.39	$88.30	$—

Collar contracts:
Average Monthly Volume (Bbls)	4,750	39,158	45,000	44,000	42,000	—
Weighted-average floor price	$87.16	$94.97	$90.00	$85.00	$85.00	$—
Weighted-average ceiling price	$116.94	$108.91	$104.34	$103.40	$99.00	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	24,805	16,300	—	—	—	—
Weighted-average fixed price	$48.72	$58.91	$—	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

In February 2013, the Partnership executed additional oil and NGL derivative contracts. The following table summarizes our derivative contracts after the execution of these additional derivative contracts and the average prices at which the production will be hedged:

	Remaining 2013	2014	2015	2016	2017	2018
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	49,632	56,060	57,031	55,013	52,000	42,000
Weighted-average fixed price	$106.79	$99.57	$96.20	$93.41	$90.99	$90.66

Collar contracts:
Average Monthly Volume (Bbls)	4,736	3,200	—	—	—	—
Weighted-average floor price	$87.18	$90.00	$—	$—	$—	$—
Weighted-average ceiling price	$116.99	$117.72	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	40,000	—	—	—	—	—
Spread	$(10.20)	$—	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	39,509	31,850	—	—	—	—
Weighted-average fixed price	$45.46	$49.19	$—	$—	$—	$—

The following table summarizes our derivative contracts as of December 31, 2011 and the average prices at which the production will be hedged:

	2012	2013	2014	2015	2016
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	357,498	451,052	772,740	781,578	865,165
Weighted-average fixed price	$5.09	$4.67	$4.44	$4.44	$4.70

Collar contracts:
Average Monthly Volume (MMBtu)	664,500	633,000	120,000	80,000	—
Weighted-average floor price	$4.75	$4.78	$5.08	$5.25	$—
Weighted-average ceiling price	$5.85	$5.82	$6.31	$6.75	$—

Put options:
Average Monthly Volume (MMBtu)	70,000	—	—	—	—
Weighted-average strike price	$4.80	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	353,633	405,932	—	—	—
Spread	$(0.14)	$(0.16)	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	1,790	1,540	2,250	—	—
Weighted-average fixed price	$92.00	$92.00	$87.90	$—	$—

Collar contracts:
Average Monthly Volume (Bbls)	44,500	34,750	3,200	—	—
Weighted-average floor price	$78.43	$92.49	$90.00	$—	$—
Weighted-average ceiling price	$104.45	$115.14	$117.72	$—	$—

NGL Derivative Contracts:
Collar contracts:
Average Monthly Volume (Bbls)	3,800	—	—	—	—
Weighted-average floor price	$75.16	$—	$—	$—	$—
Weighted-average ceiling price	$93.57	$—	$—	$—	$—

The change in hedged volumes between the current and preceding fiscal years is primarily due third party acquisitions consummated during 2012.

Interest Rate Risk

At December 31, 2012, we had $371.0 million of debt outstanding under our revolving credit facility, with a weighted average interest rate of LIBOR plus 2.50%, or 2.72%. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

At December 31, 2012, we had the following fixed-for-floating interest rate swap open positions whereby we receive the floating rate and pay the fixed rate:

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

At December 31, 2011, we had the following fixed-for-floating interest rate swap open positions whereby we receive the floating rate and pay the fixed rate:

Period Covered		Notional ($ in thousands)	Floating Rate	Fixed Rate

1/17/2012	1/17/2013	$100,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$100,000	1 Month LIBOR	1.305%

Counterparty and Customer Credit Risk

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Partnership operates. The receivable is recognized when the cost is incurred. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See “Item 1. Business” for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Each of the counterparties to our derivative contracts is a lender in our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $20.0 million against amounts outstanding under our revolving credit facility at December 31, 2012.

While we do not require our customers to post collateral and do not have a formal process in place to evaluate and assess the credit standing of our significant customers or the counterparties on our derivative contracts, we do evaluate the credit standing of our customers and such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating and latest financial information or, in the case of a customer with which we have receivables, reviewing its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative contracts currently in place are lenders under our revolving credit facility, with investment grade ratings and we are likely to enter into any future derivative contracts with these or other lenders under our revolving credit facility that also carry investment grade ratings. Several of our significant customers for oil and natural gas receivables have a credit rating below investment grade or do not have rated debt securities. In these circumstances, we have considered the lack of investment grade credit rating in addition to the other factors described above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated and Combined Financial Statements, together with the report of our independent registered public accounting firm begin on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Partnership’s management, including the principal executive officer and principal financial officer of our general partner, the Partnership assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Partnership’s management, including our general partner’s principal executive and financial officers, concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria set forth under the COSO Framework.

Based on guidelines established by the SEC, management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting excluded certain operating interests in producing and non-producing oil and gas properties offshore Southern California that were acquired in December 2012 from a related party. This common control acquisition, which was accounted for in a manner similar to a pooling of interests, collectively represented approximately 23% of the Partnership’s total assets as of December 31, 2012 and approximately 43% of the Partnership’s total revenue for the year ended December 31, 2012. For additional information regarding the Beta acquisition, see Note 13 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

KPMG LLP, the independent registered public accounting firm who audited the Partnership’s consolidated and combined financial statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited Memorial Production Partners LP’s and subsidiaries (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Memorial Production Partners maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in the accompanying Management’s Report on Internal Control Over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2012 certain operating interests in producing and non-producing oil and gas properties offshore Southern California that were acquired in December 2012 from a related party (the Beta acquisition). We have also excluded the Beta acquisition from our audit of internal control over financial reporting. The Beta acquisition represented approximately 23% of the Partnership’s total assets as of December 31, 2012 and approximately 43% of the Partnership’s total revenue for the year ended December 31, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Memorial Production Partners LP and subsidiaries as of December 31, 2012 and 2011, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 5, 2013 expressed an unqualified opinion thereon and includes an explanatory paragraph noting the Partnership’s consolidated results have been combined with the results pertaining to its predecessor.

/s/ KPMG LLP

Dallas, Texas

March 5, 2013

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

Our general partner has a board of directors that oversees its management, operations and activities. The board of directors currently has seven members. The board of directors has determined that Messrs. Clarkson, Highum and Innamorati satisfy the independence standards established by NASDAQ and SEC rules. Because we are a limited partnership, we are not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner as of February 28, 2013.

Name	Age	Position with our General Partner
John A. Weinzierl	44	President, Chief Executive Officer, and Chairman
Andrew J. Cozby	46	Vice President and Chief Financial Officer
Larry R. Forney	55	Vice President and Chief Operating Officer
Patrick T. Nguyen	40	Chief Accounting Officer
Kyle N. Roane	33	General Counsel and Corporate Secretary
Gregory M. Robbins	34	Vice President, Corporate Development
Jonathan M. Clarkson	63	Director
Scott A. Gieselman	49	Director
Kenneth A. Hersh	50	Director
P. Michael Highum	62	Director
Robert A. Innamorati	65	Director
Tony R. Weber	50	Director

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

John A. Weinzierl has served as our general partner’s President, Chief Executive Officer and Chairman of the board of directors since April 2011. Prior to the completion of our initial public offering in December 2011, Mr. Weinzierl was a managing director and operating partner of NGP from December 2010. From July 1999 to December 2010, Mr. Weinzierl worked in various positions at NGP, where he became a managing director in December 2004. Mr. Weinzierl was appointed a venture partner of NGP from February 2012 to February 2013. From October 2006 until November 2011, Mr. Weinzierl was a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., a (i) natural gas gathering, processing and transportation company and (ii) developer of oil and natural gas properties, where he also served on the compensation committee. Mr. Weinzierl holds a B.S. in petroleum engineering and an M.B.A. from the University of Texas at Austin and is a registered professional engineer in Texas.

The board believes Mr. Weinzierl’s degree and experience in petroleum engineering, his M.B.A. education, as well as his investment and business expertise honed at NGP brings valuable strategic, managerial and analytical skills to the board and us.

Andrew J. Cozby has served as our general partner’s Vice President and Chief Financial Officer since February 2012. Previously, he served as our general partner’s Vice President of Finance from April 2011 to February 2012. From February 2011 to April 2011, Mr. Cozby served as Senior Vice President and Chief Financial Officer of Energy Maintenance Services (EMS Global). Prior to that, he was Chief Financial Officer of Greystone Oil & Gas LLP and Greystone Drilling LP from May 2006 to December 2010. From 2000 to May 2006, Mr. Cozby was Director of Finance for Enterprise Products Partners LP and held various corporate finance positions with its affiliates GulfTerra Energy Partners, LP and El Paso Energy Partners, LP. Prior to that, Mr. Cozby held positions with J.P. Morgan from 1998 to 2000. Mr. Cozby holds a B.B.A. in finance from the University of Texas and an M.B.A. in finance from the University of Houston. He is also a graduate of Texas Tech University School of Law (J.D.), the University of Houston Law Center (LL.M., energy and natural resources law) and Harvard Business School (advanced management program).

Larry R. Forney has served as our general partner’s Vice President and Chief Operating Officer since January 2013. Previously, he served as our general partner’s Vice President of Operations and Asset Management from August 2011 to January 2013. From August 2008 to August 2011, Mr. Forney served as President of Mossback Management LLC, a private entity providing contract operating and engineering consulting services, including managing all operations and related business functions for Hungarian Horizon Energy, Ltd and Central European Drilling, Ltd in Budapest, Hungary from July 2010 to August 2011. From July 2004 to July 2008, Mr. Forney served as Vice President of Operations for Greystone Oil & Gas LLP and Managing Director of Greystone Drilling LP. Mr. Forney served as Vice President of Operations for Greystone Petroleum LLC from 2002 until 2004. Mr. Forney was Vice President and Treasurer of Goldrus Producing Company from 1997 to 2002. From 1990 to 1997, Mr. Forney held various positions for the Kelley Oil companies, which culminated in his serving concurrently as Vice President of Operations for Kelley Oil Corporation and Vice President of Concorde Gas Marketing. Prior to 1990, Mr. Forney held various drilling, production and facility construction positions with Pacific Enterprises Oil Corporation and Kerr-McGee Corporation. Mr. Forney is a graduate of the University of Texas at Austin with a B.S. in petroleum engineering and a registered professional engineer in Texas.

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

Gregory M. Robbins has served as our general partner’s Vice President of Corporate Development since January 2013. Previously, he served as our general partner’s Treasurer from June 2011 to April 2012 and Director of Corporate Development from April 2012 to January 2013. From October 2010 to April 2011, Mr. Robbins served as Vice President and Controller of Quality Electric Steel Castings, LP. Prior to that, he was a Vice President with Guggenheim Partners, LLC from April 2006 to September 2010. Mr. Robbins worked for Wells Fargo Energy Capital, LLC from 2004 to March 2006 and Comerica Bank, Inc. from 2002 to 2004. Mr. Robbins holds a B.B.A. in finance from Southwest Texas State and a M.S. in finance from Texas A&M University.

Jonathan M. Clarkson has served as a member of the board of directors of our general partner since December 2011. Mr. Clarkson has served in the capacity of Chief Financial Officer for Matrix Oil Corporation since May 2012. Mr. Clarkson served as Chairman of the Houston Region of Texas Capital Bank from May 2009 until his retirement in December 2011. From 2003 to May 2009, he served as President and CEO of the Houston Region of Texas Capital Bank. From May 2001 to October 2002, Mr. Clarkson served as President, Chief Financial Officer and a director of Mission Resources Corp., an independent oil and gas exploration and production company. From 1999 through 2001, Mr. Clarkson served as President, Chief Operating Officer and a director of Bargo Energy Company, a private company engaged in the acquisition and exploitation of onshore oil and natural gas properties, which merged with Mission Resources in May 2001. From 1987 to 1999, Mr. Clarkson served as Executive Vice President and Chief Financial Officer for Ocean Energy Corp. and its predecessor company United Meridian Corporation. From October 2006 until December 2009, Mr. Clarkson served on the board of directors, was chairman of the audit committee, and was a member of the compensation committee of Edge Petroleum Corp., an oil and gas exploration and production company. Mr. Clarkson has served on the board of directors and the audit committee, since March 2012, and the corporate governance committee, since October 2012, of Parker Drilling Company. Since September 2010, Mr. Clarkson has served on the advisory board of Rivington Capital Advisors, LLC, an investment banking firm focused on upstream energy sector investments. Mr. Clarkson received a B.S. in economics from Southern Methodist University in 1972 and a M.B.A. in finance and accounting from the J.L. Kellogg School of Management at Northwestern University in 1975.

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

Robert A. Innamorati has served as a member of the board of directors of our general partner since August 2012. Mr. Innamorati has served as President of Robert A. Innamorati & Co. Inc., a private investment and advisory firm, since 1995. He previously served as President of a privately-owned diversified investment company with assets in excess of $1.5 billion from 2007 until 2012. Mr. Innamorati also held positions with Banc One Capital Corporation, Drexel Burnham Lambert & Co. Inc. and Blyth Eastman Dillon & Co., Inc. He previously served for six years as a special agent with the United States Secret Service in Washington, D.C. and two years in the United States Marine Corps Reserves. Mr. Innamorati served as a board member of The Texas Rangers Baseball Club until February 2013, where he served as chairman of the compensation committee and as a member of the finance committee. Mr. Innamorati has also served as a board member for several private companies. Mr. Innamorati received a B.S. in Finance from the McIntire School of Commerce and an MBA from the Darden Graduate School of Business Administration, both at the University of Virginia. He also graduated from the U.S. Treasury Department Law Enforcement Officer’s and U.S. Secret Service Schools.

The board believes that Mr. Innamorati’s extensive corporate finance, banking and private equity experience bring substantial leadership skill and experience to the board of directors.

Tony R. Weber has served as a member of the board of directors of our general partner since September 2011. Mr. Weber currently serves as Senior Managing Director and Chief Investment Coordinator for NGP. Prior to joining NGP in December 2003, Mr. Weber was the Chief Financial Officer of Merit Energy Company from April 1998 to December 2003. Prior to that, he was Senior Vice President and Manager of Union Bank of California’s Energy Division in Dallas, Texas from 1987 to 1998. In his role at NGP, Mr. Weber serves on numerous private company boards as well as industry groups, IPAA Capital Markets Committee and Dallas Wildcat Committee. Mr. Weber earned a B.B.A. in Finance from Texas A&M University in 1984. He currently serves on the Dean’s Council of the Mays Business School and was a founding member of the Mays Business Fellows Program.

The board believes that Mr. Weber’s extensive corporate finance, banking and private equity experience bring substantial leadership skill and experience to the board of directors.

Composition of the Board of Directors

Our general partner’s board of directors consists of seven members. The board of directors holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the board of directors from time to time. Special meetings of the board of directors or meetings of any committee thereof may be held at the request of the Chairman of the board of directors or a majority of the board of directors (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a board meeting may be taken without a meeting if such action is evidenced in writing and signed by all of the members of the board of directors.

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

Because we are a limited partnership, the listing standards of the NASDAQ do not require that we or our general partner have a majority of independent directors or a nominating or compensation committee of the board of directors. We are, however, required to have an audit committee, whose members are required to be “independent” under NASDAQ standards as described below.

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

Messrs. Clarkson, Highum and Innamorati currently serve on the audit committee, and Mr. Clarkson serves as the chairman. Messrs. Clarkson, Highum and Innamorati meet the independence and experience standards established by NASDAQ and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The board of directors of our general partner has determined that Mr. Clarkson is an “audit committee financial expert” as defined under SEC rules. The audit committee held five meetings in 2012.

Conflicts Committee

From time to time, the board of directors of our general partner will establish a conflicts committee to review specific matters that the board of directors believes may involve conflicts of interest and which it determines to submit to the conflicts committee for review. Under our partnership agreement, the conflicts committee has responsibility for (i) approving the amount of estimated maintenance capital expenditures deducted from operating surplus and (ii) the approval of the allocation of capital expenditures between maintenance capital expenditures, investment capital expenditures and growth capital expenditures. Other than these enumerated responsibilities, our general partner may, but is not required to, seek approval from the conflicts committee regarding a resolution of a conflict of interest with our general partner or affiliates. The conflicts committee may determine the resolution of the conflict of interest. Any matters approved by the conflicts committee will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Every member of the conflicts committee must not be an officer or employee of our general partner or its affiliates, must otherwise be independent of our general partner and its affiliates (including Memorial Resource and NGP), and must meet the independence standards established by the NASDAQ Marketplace Rules and the Exchange Act to serve on an audit committee of a board of directors. We intend for the conflicts committee to generally have at least two members. Because our partnership agreement only requires that the conflicts committee have at least one member, during any time that the committee only has one member, that single member of the conflicts committee will be able to approve resolutions of conflicts of interest. It is possible that a single-member committee may not function as effectively as a multiple-member committee and, if we pursue a transaction with an affiliate while the conflicts committee has only one member, our limited partners will be deemed to have approved that transaction through the approval of that single-member committee, in the same manner as would have occurred had the committee consisted of more directors. The conflicts committee held 17 meetings in 2012.

Meetings and Other Information

The board of directors of our general partner held seven meetings in 2012.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of Memorial Production Partners GP LLC, we believe that during the year ended December 31, 2012 the officers and directors of Memorial Production Partners GP LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

We make available free of charge, within the “Corporate Governance” section of our website at http://investor.memorialpp.com/governance.cfm, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics. Requests for print copies may be directed to Investor Relations at ir@memorialpp.com or to Investor Relations, Memorial Production Partners LP, 1301 McKinney, Suite 2100, Houston, Texas 77010 or made by telephone at (713) 588-8350. We intend to post on our website all waivers of or amendments to the Code of Ethics that are required to be disclosed by applicable law. The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Pursuant to the omnibus agreement with Memorial Resource, management, administrative and operational services are provided to our general partner and us to manage and operate our business. Our general partner reimburses Memorial Resource, on a monthly basis, for the allocable expenses it incurs in its performance under the omnibus agreement, and we reimburse our general partner for such payments it makes to Memorial Resource. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated to our general partner. We believe the expenses to be no more than those we would be required to pay if we received services from an unaffiliated third party. Memorial Resource has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion of its expenses to allocate to us. In turn, our partnership agreement provides that our general partner determines in good faith the expenses that are allocable to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

All of our general partner’s executive officers and other personnel necessary for our business to function are employed and compensated by our general partner or Memorial Resource, in each case subject to reimbursement by us. Memorial Resource currently manages our operations and activities, and makes certain compensation decisions on our behalf, under the omnibus agreement. The compensation for all of our general partner’s executive officers is paid by Memorial Resource, and we reimburse Memorial Resource for costs and expenses incurred for our benefit or on our behalf pursuant to the terms of the omnibus agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement” for more information about the omnibus agreement.

Responsibility and authority for compensation-related decisions for executive officers and other personnel employed by our general partner resides with our general partner. Responsibility and authority for compensation-related decisions for executive officers and other personnel that are employed by Memorial Resource reside with Memorial Resource. Our general partner’s executive officers manage our business as part of the service provided by Memorial Resource under the omnibus agreement, and the compensation for all of our general partner’s executive officers is indirectly paid by our general partner through reimbursements to Memorial Resource. All determinations with respect to awards made under our long-term incentive plan to executive officers of our general partner and of Memorial Resource are made by the board of directors of our general partner, following the recommendation of Memorial Resource.

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

Our general partner’s “named executive officers” for 2012 were:

Name	Principal Position
John A. Weinzierl	President, Chief Executive Officer, and Chairman
Andrew J. Cozby	Vice President and Chief Financial Officer
Larry R. Forney	Vice President and Chief Operating Officer
Patrick T. Nguyen	Chief Accounting Officer
Gregory M. Robbins	Vice President, Corporate Development

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

Compensation Setting Process

The portion of our general partner’s named executive officers’ salaries and bonuses incurred by Memorial Resource that was allocated to us, as reflected in the Summary Compensation Table below, was based on a reserve basis methodology. Memorial Resource has designed a compensation program that emphasizes pay-for-performance. Our general partner’s Chief Executive Officer provides periodic recommendations to Memorial Resource regarding the compensation of our general partner’s other named executive officers.

In the future as part of the compensation setting process, Memorial Resource may: (i) examine the compensation practices of our peer companies, (ii) review compensation information from the oil and gas industry generally to the extent we compete for executive talent from a broader group than our selected peer companies, (iii) review and participate in relevant compensation surveys and (iv) retain compensation consultants.

Elements of Executive Compensation

There are three primary elements of compensation that are used in our general partner’s executive compensation program—base salary, cash bonus and long-term equity incentive awards. Cash bonuses and equity incentives (as opposed to base salary) represent the performance driven elements of the compensation program. They are also flexible in application and can be tailored to meet our objectives. The determination of specific individuals’ cash bonuses will reflect their relative contribution to achieving or exceeding annual goals, and the determination of specific individuals’ long-term incentive awards will be based on their expected contribution in respect of longer term performance objectives. Incentive compensation in respect of services provided to us will not be tied in any material way to the performance of entities other than us and our subsidiaries. Specifically, any performance metrics will not be tied to the performance of Memorial Resource, the Funds or any other NGP affiliate.

Although we bear an allocated portion of the costs of compensation and benefits provided to the Memorial Resource employees who serve as our general partner’s named executive officers, we have no control over such costs, and we will not establish or direct the compensation policies or practices of Memorial Resource. Each of these executive officers continues to perform services for our general partner, as well as for Memorial Resource and its affiliates.

Base Salary. We believe the base salaries for our general partner’s named executive officers are generally competitive within the master limited partnership market, but are moderate relative to base salaries paid by companies with which we compete for similar executive talent across the broad spectrum of the energy industry. We do not expect automatic annual adjustments to be made to base salary. Memorial Resource reviews the base salaries on an annual basis and may make adjustments as necessary to maintain a competitive executive compensation structure. As part of its review, Memorial Resource may examine the compensation of executive officers in similar positions with similar responsibilities at peer companies identified by Memorial Resource or the board of directors of our general partner or at companies within the oil and gas industry with which we generally compete for executive talent.

Bonus Awards. Annual bonus awards are discretionary and determined based on financial and individual performance. Memorial Resource reviews bonus awards for our general partner’s named executive officers annually to determine award payments for the current fiscal year, as well as to establish award opportunities for the next fiscal year. At the end of each fiscal year, Memorial Resource meets with each executive officer to discuss our performance goals for the upcoming fiscal year and what each executive officer is expected to contribute to help us achieve those performance goals. The determination of specific individuals’ cash bonuses will reflect their relative contribution to achieving or exceeding annual goals.

Long Term Incentive Compensation. Our general partner has adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan, or our LTIP, for employees, officers, consultants and directors of our general partner and any of its affiliates, including Memorial Resource, who perform services for us. Each of our general partner’s named executive officers is eligible to participate in our LTIP. Memorial Resource determines the overall amount of all long-term equity incentive compensation to be granted annually for its employees (including the officers of our general partner). The portion of that compensation to be granted under our LTIP will be granted by our general partner’s board of directors following the recommendation of Memorial Resource. Our LTIP is administered by a plan administrator, which is currently the board of directors of our general partner.

Our LTIP allows for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under our LTIP is to provide additional incentive compensation to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. Our LTIP currently limits the number of common units that may be delivered pursuant to vested awards to 2,142,221 common units. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.

During the year ended December 31, 2012, our general partner’s named executive officers and independent directors were granted awards of restricted common units as indicated in the following table:

Award Recipient	Aggregate Number of Restricted Units
John A. Weinzierl	135,045
Andrew J. Cozby	39,285
Larry R. Forney	28,759
Patrick T. Nguyen	12,413
Gregory M. Robbins	10,663
Jonathan M. Clarkson	3,421
P. Michael Highum	3,511
Robert A. Innamorati	1,535

On January 9, 2013, our general partner’s 2012 named executive officers and independent directors were granted additional awards of restricted common units as indicated in the following table:

Award Recipient	Aggregate Number of Restricted Units
Andrew J. Cozby	430
Larry R. Forney	1,705
Patrick T. Nguyen	682
Gregory M. Robbins	682
Jonathan M. Clarkson	4,092
P. Michael Highum	4,092
Robert A. Innamorati	4,092

The awards were made pursuant to our LTIP and restricted unit agreements between our general partner and each award recipient. The awards are subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of our general partner’s management. Award recipients have all the rights of a unitholder in us with respect to the restricted units, including the right to receive distributions thereon if and when distributions are made by us to our unitholders (except with respect to the fourth quarter 2011 distribution that was paid on February 13, 2012). The restricted units vest and the forfeiture restrictions will lapse in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant, so long as the award recipient remains in continuous service with our general partner and its affiliates.

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

Robert A. Innamorati

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

SUMMARY COMPENSATION TABLE

The following table includes the compensation earned by our general partner’s named executive officers and allocated to us by Memorial Resource for the years ended December 31, 2012 and 2011.

Name and Position	Year (4)	Salary	Bonus	Equity Awards (5)	All Other Compensation (6)	Total
John A. Weinzierl	2012	$16,000	$—	$2,500,735	$195,039	$2,711,774
(President, Chief Executive Officer and Chairman)	2011	1,267	—	—	—	1,267

Andrew J. Cozby	2012	$40,000	$23,738	$703,661	$51,197	$818,596
(Vice President and Chief Financial Officer) (1)	2011	3,168	21,823	—	—	24,991

Larry R. Forney	2012	$40,000	$20,000	$508,088	$35,882	$603,970
(Vice President and Chief Operating Officer) (2)	2011	3,168	11,040	—	—	14,208

Patrick T. Nguyen	2012	$32,000	$8,000	$222,233	$17,995	$280,228
(Chief Accounting Officer)	2011	2,534	7,830	—	—	10,364

Gregory M. Robbins	2012	$32,000	$8,000	$192,238	$16,289	$248,527
(Vice President, Corporate Development) (3)	2011	2,534	8,023	—	—	10,557

(1)	Mr. Cozby was appointed Chief Financial Officer in February 2012.
(2)	Mr. Forney was appointed Vice President and Chief Operating Officer in January 2013.
(3)	Mr. Robbins was appointed Vice President, Corporate Development in January 2013.
(4)

In fiscal 2011, none of our general partner’s named executive officers devoted a significant portion of their time to our business. The portion of our general partner’s named executive officers’ salaries and bonuses incurred by Memorial Resource that was allocated to us was based on a reserve basis methodology for the period beginning on December 14, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011.

(5)

Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

(6)

Amounts include (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on LTIP awards, (iii) the dollar value of life insurance premiums paid on behalf of the officer and (iv) the dollar value of short and long term disability insurance premiums paid on behalf the officer.

The following supplemental table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2012:

Name	Quarterly Distributions Paid On LTIP Awards	Other	Total All Other Compensation
John A. Weinzierl	$193,690	$1,349	$195,039
Andrew J. Cozby	48,408	2,789	51,197
Larry R. Forney	33,093	2,789	35,882
Patrick T. Nguyen	15,260	2,735	17,995
Gregory M. Robbins	13,554	2,735	16,289

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers in 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Equity Awards: Number of Restricted Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John A.Weinzierl	1/9/12	—	—	—	—	—	—	129,211	—	—	$2,400,740
	5/31/12	—	—	—	—	—	—	5,834	—	—	99,995

Andrew J. Cozby	1/9/12	—	—	—	—	—	—	21,053	—	—	391,165
	5/31/12	—	—	—	—	—	—	18,232	—	—	312,496

Larry R. Forney	1/9/12	—	—	—	—	—	—	10,527	—	—	195,592
	5/31/12	—	—	—	—	—	—	18,232	—	—	312,496

Patrick T. Nguyen	1/9/12	—	—	—	—	—	—	6,579	—	—	122,238
	5/31/12	—	—	—	—	—	—	5,834	—	—	99,995

Gregory M. Robbins	1/9/12	—	—	—	—	—	—	6,579	—	—	122,238
	5/31/12	—	—	—	—	—	—	4,084	—	—	70,000

(1)	Represents the amount of restricted common units awarded to our named executive officers under the LTIP, none of which are tied to performance based criteria.
(2)

Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012.

Name	Vesting Date (1)	Restrict Common Unit Awards
		Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(2)
John A. Weinzierl	Various	135,045	$2,409,203
Andrew J. Cozby	Various	39,285	700,844
Larry R. Forney	Various	28,759	513,061
Patrick T. Nguyen	Various	12,413	221,448
Gregory M. Robbins	Various	10,663	190,228

(1)	One-third vests on the first, second, and third anniversaries of each date of grant. Of the 226,165 non-vested restricted common unit awards presented in the table, approximately 75,388 vest in 2013, 2014, and 2015, respectively. There were 57,983 restricted common units that vested on January 9, 2013.
(2)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2012 of $17.84 per unit.

Option Exercises and Stock Vested

No equity-based awards held by our general partner’s named executive officers vested or were exercised during 2012.

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

Potential Payments Upon Termination or Change in Control

Awards under our LTIP may vest and/or become exercisable, as applicable, upon a “change of control” of us or our general partner, as determined by the plan administrator. Under our LTIP, a “change of control” will be deemed to have occurred upon one or more of the following events (i) the directors of Memorial Resource appointed by the Funds or their affiliates do not constitute a majority of the board of directors of Memorial Resource; (ii) Memorial Resource, the Funds or any of their affiliates do not have the right to appoint or nominate a majority of the board of directors of our general partner; (iii) the members of our general partner approve and implement, in one or a series of transactions, a plan of complete liquidation of our general partner; (iv) the sale or other disposition by our general partner of all or substantially all of its assets in one or more transactions to any person or entity other than our general partner or an affiliate of our general partner or the Funds; or (v) a person or entity other than our general partner or an affiliate of our general partner or the Funds becomes the general partner of us. The consequences of the termination of a grantee’s employment, consulting arrangement or membership on the board of directors will be determined by the plan administrator in the terms of the relevant award agreement.

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a change of control, as applicable, assuming that such event occurred on December 31, 2012 and using our closing common unit price on such date of $17.84. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until a change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Name	Occurrence of a Change of Control
John A. Weinzierl	$2,409,203
Andrew J. Cozby	700,844
Larry R. Forney	513,061
Patrick T. Nguyen	221,448
Gregory M. Robbins	190,228

Director Compensation

Officers or employees of our general partner or its affiliates, including Memorial Resource, the Funds, and NGP, who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives compensation as a “non-employee director” for attending meetings of the board of directors, as well as committee meetings. The following table presents information regarding compensation paid to the independent directors of our general partner during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Restricted Unit Awards ($)(2)	All Other Compensation (3)	Total ($)
Jonathan M. Clarkson (1)	$81,596	$63,562	$4,978	$150,136
P. Michael Highum	58,118	65,024	5,109	128,251
Robert A. Innamorati	30,847	27,077	760	58,684

(1)	Serves as chairman of the audit committee.
(2)

Reflects the aggregate grant date fair value of restricted common unit awards granted under the LTIP calculated by multiplying the number of restricted common units granted to each director by the closing price of our common units on the date of grant ($18.58 with respect to the grants made to Mr. Clarkson on January 9, 2012, $18.52 with respect to the grants made to Mr. Highum on March 7, 2012, and $17.64 with respect to the grant made to Mr. Innamorati on August 3, 2012). Mr. Innamorati’s annual equity grant was prorated based on days outstanding during 2012. For information about assumptions made in the valuation of these awards, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” At December 31, 2012, Messrs. Clarkson, Highum, and Innamorati had 3,421; 3,511, and 1,535 restricted units outstanding, respectively. On January 9, 2012, 1,140 restricted common units previously awarded to Mr. Clarkson vested.

(3)	Represents quarterly distribution paid on LTIP Awards.

For 2013, the following compensation has been approved for the non-employee directors:

•	an annual retainer of $75,000 for each director payable quarterly in arrears;

•	an annual equity grant under our LTIP of $75,000 of restricted units based on the price per common unit on the date of grant, which will vest equally over three years from the date of grant; and

•	an annual retainer of $7,500 for the chairman of the audit committee.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 28, 2013, the following table sets forth the beneficial ownership of our common and subordinated units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned (3)
Memorial Resource (4)	7,061,294	24.41%	5,360,912	100%	36.22%
Kenneth A. Hersh (5)	7,061,294	24.41%	5,360,912	100%	36.22%
Jonathan M. Clarkson	15,013	*	—	—	*
Scott A. Gieselman	—	—	—	—	—
P. Michael Highum	7,603	*	—	—	*
Tony R. Weber	—	—	—	—	—
Robert A. Innamorati (6)	24,927	*	—	—	*
John A. Weinzierl (7)	240,308	*	—	—	*
Andrew J. Cozby	39,715	*	—	—	*
Larry R. Forney	30,464	*	—	—	*
Patrick T. Nguyen	13,595	*	—	—	*
Gregory M. Robbins	11,345	*	—	—	*
All executive officers and directors as a group (twelve persons)	7,450,221	25.75%	5,360,912	100%	37.36%

*	Less than 1.0%.
(1)	The address for all beneficial owners in this table is 1301 McKinney, Suite 2100, Houston, Texas 77010.
(2)

Includes common units purchased in the directed unit program at the closing of our initial public offering as well as restricted common units awarded under the Memorial Production Partners GP LLC Long-Term Incentive Plan.

(3)	Based on 28,931,966 common units and 5,360,912 subordinated units outstanding.
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

(6)

Includes 6,000 common units owned by the Robert A. Innamorati Trust, 300 common units owned by Mr. Innamorati’s spouse, 500 common units owned by Mr. Innamorati as custodian for his granddaughter’s UTMA account and 500 common units owned by Mr. Innamorati as custodian for his grandson’s UTMA account. Mr. Innamorati disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in such securities.

(7)

Includes 105,263 common units purchased in the directed unit program at the closing of our initial public offering by WCFB Interests, LP, a limited partnership which Mr. Weinzierl controls. Mr. Weinzierl disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in such securities.

Memorial Production Partners GP LLC, our general partner, owns all of our incentive distribution rights and a 0.1% general partner interest in us. The following table sets forth the approximate beneficial ownership of equity interests in our general partner.

Name of Beneficial Owner	Class A Member Interest (1)	Class IDR Member Interest (1)
Memorial Resource (2)	100.0%	—
Natural Gas Partners VIII, L.P. (3)(4)	—	50.3%
Natural Gas Partners IX, L.P. (3)(4)	—	47.3%
NGP IX Offshore Holdings, L.P. (3)(4)	—	2.4%

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

(4)	The address for NGP VIII, NGP IX and NGP IX Offshore is 125 E. John Carpenter Fwy., Suite 600, Irving, Texas 75602.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Long-Term Incentive Plan	—	—	1,856,612

(1)	Our general partner adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan in December 2011 in connection with the completion of our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Memorial Resource controls our general partner and owns approximately 24% of our outstanding common units and all of our subordinated units. Memorial Resource owns 100% of the voting membership interests in our general partner, and the Funds own non-voting membership interests in our general partner that entitle them collectively to 50% of all cash distributions and common units received by our general partner in respect of our incentive distribution rights. Memorial Resource has pledged our common and subordinated units that it owns, as well as its ownership interest in our general partner, as security under its senior secured revolving credit facility in addition to certain other assets of Memorial Resource. As of February 28, 2013, our general partner owns a 0.1% general partner interest in us, evidenced by 34,334 general partner units, and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments made by us to our general partner and its affiliates in connection with our formation and, pursuant to arrangements entered into in connection with our initial public offering, to be made in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities before our initial public offering and, consequently, were not the result of arm’s-length negotiations.

Formation Stage

The consideration received by our general partner and Memorial Resource prior to or in connection with our initial public offering	• 7,061,294 common units; • 5,360,912 subordinated units; • 21,444 general partner units; • all of our incentive distribution rights; and • approximately $280 million in cash.
Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders, including Memorial Resource as the holder of approximately 36.2% of our limited partner interests, pro rata and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to a maximum of 25.0% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of less than $0.1 million on its general partner units and Memorial Resource would receive an annual distribution of approximately $23.6 million on its common units and subordinated units.

For the twelve months ended December 31, 2012, our general partner and its affiliates received an aggregate of $19.3 million in cash distributions from us, which consisted of approximately $10.9 million in respect of common units owned by Memorial Resource, approximately $8.3 million in respect of subordinated units owned by Memorial Resource and less than $0.1 million in respect of our general partner units.

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

For the twelve months ended December 31, 2012, we reimbursed our general partner and its affiliates an aggregate of $1.8 million for all direct and indirect expenses incurred or payments made on our behalf and all other expenses allocable to us or otherwise incurred in connection with operating our business

Withdrawal or removal of our general partner

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

Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC

Memorial Production Partners GP LLC, our general partner and a wholly-owned subsidiary of Memorial Resource, owns a 0.1% general partner interest in us. Under our general partner’s amended and restated limited liability company agreement, our general partner has the following two classes of membership interests:

•

Class A—Memorial Resource owns all of the Class A membership interests in our general partner. The Class A membership interests are the sole voting interests in our general partner and entitle Memorial Resource, as the Class A member, to all distributions we make to our general partner (including distributions with respect to our general partner’s 0.1% general partner interest in us), other than those distributions payable to the Class IDR members described below.

•

Class IDR—The Funds own all of the non-voting, Class IDR membership interests in our general partner. The holders of the Class IDR membership interests are entitled to receive (i) an aggregate of 50% of all cash received by our general partner from us attributable to distributions related to the incentive distribution rights, (ii) 50% of any common units issued to our general partner in connection with any reset of the incentive distribution levels and (iii) 50% of any cash, securities or other proceeds received by our general partner pursuant to a sale or transfer of the incentive distribution rights.

Subject to certain conditions, a member may transfer, pledge or assign all or any portion of its membership interest in our general partner at any time.

Related Party Agreements

We and certain of our affiliates have entered into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

Omnibus Agreement

On December 14, 2011, in connection with the closing of our initial public offering, we entered into an omnibus agreement with our general partner and Memorial Resource.

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

Pursuant to the omnibus agreement, Memorial Resource will indemnify our general partner and us against (i) title defects and (ii) income taxes attributable to pre-closing ownership or operation of the assets we acquired in connection with our initial public offering, including any income tax liabilities related to such acquisition occurring on or prior to the closing of our initial public offering.

Memorial Resource’s indemnification obligation will survive (i) for three years after the closing of our initial public offering with respect to title defects and (ii) for sixty days after the expiration of the applicable statute of limitations with respect to income taxes. All title claims are subject to a $25,000 per claim de minimus exception and an aggregate $2,000,000 deductible.

Pursuant to the omnibus agreement, we must indemnify Memorial Resource for any liabilities incurred by Memorial Resource attributable to the operating and administrative services provided to us under the omnibus agreement, other than liabilities resulting from Memorial Resource’s bad faith, fraud, gross negligence or willful misconduct. In addition, Memorial Resource must indemnify us for any liability we incur as a result of Memorial Resource’s bad faith or willful misconduct in providing operating and administrative services under the omnibus agreement. Memorial Resource may terminate the omnibus agreement in the event that it ceases to be an affiliate of us and may also terminate the omnibus agreement in the event of our material breach of the agreement, including failure to pay amounts due thereunder in accordance with its terms.

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

Tax Sharing Agreement

On December 14, 2011, in connection with the closing of our initial public offering, we entered into a tax sharing agreement with Memorial Resource pursuant to which we are required to reimburse Memorial Resource for our share of state and local income and other taxes borne by Memorial Resource as a result of our results being included in a combined or consolidated tax return filed by Memorial Resource or its affiliates with respect to periods after the closing of our initial public offering. Under the tax sharing Agreement, Memorial Resource may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless be required to reimburse Memorial Resource for the tax we would have owed had the attributes not been available or used for our benefit, even though Memorial Resource had no cash expense for that period.

Acquisitions of Oil and Natural Gas Producing Properties

April Acquisition. On April 2, 2012, we acquired certain oil and natural gas producing properties, located primarily in the Willow Springs field in Gregg County, as well as in Upshur, Rusk, Panola, Smith and Leon counties in East Texas, from an operating subsidiary of Memorial Resource for a final purchase price of $18.5 million. This transaction, which also included the novation to us of 2012 through 2013 commodity derivative positions, was financed with borrowings under our revolving credit facility.

Memorial Resource, the parent of the seller in that transaction, is owned by the Funds, and each of Messrs. Hersh, Weber, Gieselman and Weinzierl have indirect economic interests in the Funds that entitle them to a portion of the profits generated by the Funds in excess of certain return thresholds. The transaction was approved by the board of directors of our general partner and by its conflicts committee, which is comprised entirely of independent directors.

May Acquisition. On May 14, 2012, we acquired certain oil and natural gas producing properties, located primarily in the Cotton Valley and Travis Peak fields in Panola and Shelby counties in East Texas, from an operating subsidiary of Memorial Resource for a final purchase price of $27.0 million. This transaction, which also included the novation to us of 2012 through 2014 commodity derivative positions, was financed with borrowings under our revolving credit facility.

Memorial Resource, the parent of the seller in that transaction, is owned by the Funds, and each of Messrs. Hersh, Weber, Gieselman and Weinzierl have indirect economic interests in the Funds that entitle them to a portion of the profits generated by the Funds in excess of certain return thresholds. The transaction was approved by the board of directors of our general partner and by its conflicts committee, which is comprised entirely of independent directors.

Beta Acquisition. On December 12, 2012, we acquired all of the outstanding equity interests in REO and its subsidiaries, which collectively own certain operating interests in producing and non-producing oil and gas properties offshore Southern California from Rise Energy Partners, LP for a purchase price of $270.6 million, which included $3.0 million of working capital and other customary adjustments. This transaction, which also included the novation to us of 2013 through 2015 commodity derivative positions, was funded with borrowings under our revolving credit facility and the net proceeds from our December 12, 2012 public offering of common units. In connection with the Beta acquisition, Memorial Resource entered into a management agreement with its wholly-owned subsidiary pursuant to which Memorial Resource agreed to provide management and administrative oversight with respect to the services provided by such subsidiary under certain operating agreements with our subsidiary, Rise Energy Beta, LLC, related to the Beta properties in exchange for an annual management fee. Pursuant to such management agreement and in connection with such operating agreements, Memorial Resource will receive approximately $0.4 million from Rise Energy Beta, LLC annually.

The seller in the Beta transaction is owned by two of the Funds, and each of Messrs. Hersh, Weber, Gieselman and Weinzierl have indirect economic interests in those Funds that entitle them to a portion of the profits generated by those Funds in excess of certain return thresholds. The transaction was approved by the board of directors of our general partner and by its conflicts committee, which is comprised entirely of independent directors.

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

Under the Code of Business Conduct and Ethics, any executive officer of our general partner is required to avoid conflicts of interest unless approved by the board of directors. The board of directors of our general partner currently has a conflicts committee comprised of three independent directors. Our general partner may, but is not required to, seek the approval of the conflicts committee in connection with future acquisitions from (or other transactions with) Memorial Resource or any of its affiliates. In the case of any sale of equity or debt by us to Memorial Resource or any of its affiliates, we anticipate that our practice will be to obtain the approval of the conflicts committee for the transaction. The conflicts committee is entitled to hire its own financial and legal advisors in connection with any matters on which the board of directors of our general partner has sought the conflicts committee’s approval.

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

The audit committee of the board of directors of our general partner selected KPMG LLP (“KPMG”), an independent registered public accounting firm, to audit our consolidated and combined financial statements for the year ended December 31, 2012. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this annual report for the year ended December 31, 2012 were approved by the audit committee.

The following table summarizes the aggregate KPMG fees that were allocated to us and our predecessor for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	2012	2011
Audit fees (1)	$1,402	$2,286
Audit-related fees (2)	n/a	n/a
Tax fees (3)	356	185
All other fees (4)	n/a	n/a

Total	$1,758	$2,471

(1)

Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. For 2012, those fees primarily related to the (i) 2012 audit of our annual financial statements and internal controls over financial reporting included in this annual report, (ii) the review of our quarterly financial statements filed on Form 10-Q, and (iii) services in connection with the Partnership’s registration statement filed on Form S-1 that was declared effective on December 6, 2012. For 2011, those fees primarily related to our initial public offering and also included $0.4 million for our 2011 annual audit.

(2)

Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by KPMG during the years ended December 31, 2012 and 2011.

(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.
(4)

All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by KPMG during the years ended December 31, 2012 and 2011

Audit Committee Approval of Audit and Non-Audit Services

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Consolidated and Combined Financial Statements are included under Part II, Item 8 of the Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Financial Statements” Page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number		Description

2.1##	—

Purchase and Sale Agreement, dated as of September 18, 2012, by and among Memorial Production Operating LLC, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012).

2.2##	—

Purchase and Sale Agreement, dated as of November 19, 2012, by and among Memorial Production Operating LLC and Rise Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 20, 2012).

3.1	—	Certificate of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.2	—

First Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

3.3	—	Certificate of Formation of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.4	—

Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

4.1#	—

Form of Restricted Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 (File No. 333-178493) filed on December 14, 2011).

10.1	—

Omnibus Agreement, dated as of December 14, 2011, by and among Memorial Production Partners LP, Memorial Production Partners GP LLC and Memorial Resource Development LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.2	—

Tax Sharing Agreement, dated as of December 14, 2011, by and between Memorial Production Partners LP and Memorial Resource Development LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

Exhibit Number		Description

10.3	—

Credit Agreement, dated as of December 14, 2011, among Memorial Production Operating LLC, as borrower, Memorial Production Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, BNP Paribas, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011), as amended by First Amendment to Credit Agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 15, 2012), as further amended by Second Amendment to Credit Agreement, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012), and as further amended by Third Amendment to Credit Agreement, dated as of December 3, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 4, 2012).

10.4	—

Contribution, Conveyance and Assumption Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, BlueStone Natural Resource Holdings, LLC, BlueStone Natural Resources, LLC, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.5	—

Purchase and Sale Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, Classic Hydrocarbons Holdings, L.P., Classic Hydrocarbons Operating, LLC, Craton Energy Holdings III, LP, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.6	—

Contribution, Conveyance and Assumption Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, WHT Energy Partners LLC, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.7#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

21.1*	—	List of Subsidiaries of Memorial Production Partners LP.

23.1*	—	Consent of KPMG LLP.

23.2*	—	Consent of Netherland, Sewell & Associates, Inc.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Netherland, Sewell & Associates, Inc.

101.CAL*	—	XBRL Calculation Linkbase Document

Exhibit Number		Description

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: March 5, 2013	By:	/s/ Andrew J. Cozby
Andrew J. Cozby
Vice President and Chief Financial Officer of Memorial Production Partners GP LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with Memorial Production Partners GP LLC)	Date

/s/ John A. Weinzierl	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 5, 2013
John A. Weinzierl

/s/ Andrew J. Cozby	Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2013
Andrew J. Cozby

/s/ Patrick T. Nguyen	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2013
Patrick T. Nguyen

/s/ Jonathan M. Clarkson	Director	March 5, 2013
Jonathan M. Clarkson

/s/ Scott A. Gieselman	Director	March 5, 2013
Scott A. Gieselman

/s/ Kenneth A. Hersh	Director	March 5, 2013
Kenneth A. Hersh

/s/ P. Michael Highum	Director	March 5, 2013
P. Michael Highum

/s/ Robert A. Innamorati	Director	March 5, 2013
Robert A. Innamorati

/s/ Tony R. Weber	Director	March 5, 2013
Tony R. Weber

MEMORIAL PRODUCTION PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited the accompanying consolidated and combined balance sheets of Memorial Production Partners LP and subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated and combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Memorial Production Partners LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Memorial Production Partners LP’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

As discussed in Note 1 to the consolidated and combined financial statements, the balance sheets, and the related statements of operations, equity, and cash flows have been prepared on a combined basis of accounting.

/s/ KPMG LLP

Dallas, Texas

March 5, 2013

MEMORIAL PRODUCTION PARTNERS LP

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	December 31,
	2012*	2011*
ASSETS
Current assets:
Cash and cash equivalents	$7,615	$8,317
Accounts receivable:
Oil and natural gas sales	14,134	16,704
Joint interest owners and other	1,427	—
Affiliates	4,648	2,955
Short-term derivative instruments	18,765	23,069
Prepaid expenses and other current assets	1,967	4,518

Total current assets	48,556	55,563
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	835,400	673,479
Other	400	351
Accumulated depreciation, depletion and impairment	(159,975)	(122,119)

Oil and natural gas properties, net	675,825	551,711
Long-term derivative instruments	6,924	15,367
Restricted investments	68,024	63,619
Other long-term assets	2,722	2,458

Total assets	$802,051	$688,718

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,033	$8,769
Accounts payable – affiliates	1,738	1,024
Revenues payable	3,108	8,311
Accrued liabilities	9,725	6,929
Short-term derivative instruments	1,510	2,826

Total current liabilities	17,114	27,859
Long-term debt	371,000	155,000
Asset retirement obligations	75,584	70,542
Long-term derivative instruments	9,293	1,040
Other long-term liabilities	1,989	2,344

Total liabilities	474,980	256,785
Commitments and contingencies (Note 14)
Equity:
Limited partners:
Common units (28,921,903 units outstanding at December 31, 2012 and 16,661,294 units outstanding at December 31, 2011)	301,204	241,034
Subordinated units (5,360,912 units outstanding at December 31, 2012 and 2011)	20,156	61,708
General partner (34,317 units outstanding at December 31, 2012 and 22,044 units outstanding at December 31, 2011)	450	426

Total partners’ equity	321,810	303,168
Noncontrolling interest	5,261	5,157
Previous owners	—	123,608

Total equity	327,071	431,933

Total liabilities and equity	$802,051	$688,718

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For Year Ended December 31,
	2012*	2011*	2010*
Revenues:
Oil & natural gas sales	$138,980	$144,801	$89,338
Pipeline tariff income	1,468	1,379	1,332
Other income	223	825	1,433

Total revenues	$140,671	$147,005	$92,103

Costs and expenses:
Lease operating	44,905	41,966	32,513
Pipeline operating	2,114	2,526	1,896
Exploration	452	332	161
Production and ad valorem taxes	7,046	4,790	2,838
Depreciation, depletion, and amortization	37,885	35,218	29,697
Impairment of proved oil and natural gas properties	—	15,141	11,800
General and administrative	15,569	14,278	10,544
Accretion of asset retirement obligations	3,577	3,418	2,924
Realized (gain) on commodity derivative instruments	(29,240)	(6,781)	(7,132)
Unrealized (gain) loss on commodity derivative instruments	16,140	(27,985)	(547)
(Gain) on sale of properties	(192)	(63,024)	(1)
Other, net	734	1,908	1,195

Total costs and expenses	98,990	21,787	85,888

Operating income	41,681	125,218	6,215
Other income (expense):
Interest expense, net	(11,339)	(6,987)	(3,441)
Amortization of investment premium	(194)	(606)	(907)

Total other income (expense)	(11,533)	(7,593)	(4,348)

Income before income taxes	30,148	117,625	1,867
Income tax benefit (expense)	(231)	(2)	(218)

Net income	29,917	117,623	1,649
Net income (loss) attributable to predecessor	—	75,740	(11,317)
Net income attributable to previous owners	29,692	35,437	12,974
Net income (loss) attributable to noncontrolling interest	104	(146)	(8)

Net income attributable to partners	$121	$6,592	$—

Allocation of net income attributable to partners:
Limited partners	$121	$6,585	$—

General partner	$—	$7	$—

Earnings per unit: (see Note 11)
Basic and diluted earnings per unit	$0.01	$0.30	$—

Weighted average limited partner units outstanding:
Basic and diluted	22,880	21,756	—

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For Year Ended December 31,
	2012*	2011*	2010*
Cash flows from operating activities:
Net income	$29,917	$117,623	$1,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	37,885	35,218	29,697
Impairment of proved oil and natural gas properties	—	15,141	11,800
Unrealized loss (gain) on derivatives	19,683	(27,210)	(252)
Premiums paid for derivatives	—	(2,847)	—
Premiums received for derivatives	—	1,008	—
Deferred income tax expense (benefit)	—	(36)	216
Amortization of loan origination costs	995	872	981
Amortization of investment premium	194	606	907
Accretion of asset retirement obligations	3,577	3,418	2,924
Amortization of equity awards	1,423	—	—
Gain on sale of properties	(192)	(63,024)	(1)
Exploration costs	36	56	39
Changes in operating assets and liabilities:
Accounts receivable	(9,982)	(8,826)	(16,865)
Accounts receivable – affiliates	2,097	(2,955)	—
Prepaid expenses and other assets	(365)	(1,154)	(730)
Accounts payable	162	6,975	4,795
Revenues payable	2,233	2,763	423
Accrued liabilities	3,118	6,003	9,038
Other	19	49	108

Net cash provided by operating activities	90,800	83,680	44,729
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(126,884)	(138,175)	(119,511)
Additions to oil and gas properties	(33,941)	(47,705)	(21,768)
Additions to restricted investments	(4,599)	(5,261)	(3,368)
Additions to other property and equipment	(585)	(555)	(523)
Proceeds from the sale of oil and gas properties	200	2,378	1,400

Net cash used in investing activities	(165,809)	(189,318)	(143,770)
Cash flows from financing activities:
Advances on revolving credit facility	300,000	255,918	115,106
Payments on revolving credit facility	(84,000)	(216,346)	(61,600)
Proceeds from borrowings of long-term debt	—	—	182
Repayment of borrowings of long-term debt	—	—	(44)
Loan origination fees	(1,388)	(3,953)	(1,632)
Predecessor capital contributions	—	48,885	44,130
Capital contributions from previous owners	—	8,929	17,817
Noncontrolling interest capital contributions	—	—	1,206
Proceeds from general partner contribution	206	419	—
Proceeds from the issuance of common units	202,572	181,659	—
Costs incurred in conjunction with issuance of common units	(8,268)	(24,540)	—
Distributions to partners	(34,436)	—	—
Distribution to Memorial Resource (see Note 1)	(45,489)	(73,557)	—
Distribution to Rise (see Note 1)	(242,174)	—	—
Transfer of operating subsidiary to Memorial Resource (see Note 13)	(3,751)	—	—
Distributions made by previous owners	(8,965)	(64,996)	(4,385)
Cash retained by predecessor	—	(15,499)	—

Net cash provided by financing activities	74,307	96,919	110,780
Net change in cash and cash equivalents	(702)	(8,719)	11,739
Cash and cash equivalents, beginning of year	8,317	17,036	5,297

Cash and cash equivalents, end of year	$7,615	$8,317	$17,036

Supplemental cash flows:
Cash paid for interest	$6,930	$5,541	$4,309
Cash paid for taxes	22	40	—
Noncash investing and financing activities:
Additions to oil and gas properties—change in capital accruals	$1,010	$4,514	$—
Environmental remediation liability—net (see Note 14)	—	387	1,450
Fair value of assets acquired in excess of cash paid and net book value of properties transferred	—	68,945	—
Assumptions of asset retirement obligations related to properties acquired	482	2,661	6,371
Accrued equity offering costs	170	—	—
Distributions to partners	48	—	—

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner’s Equity			Predecessor	Previous Owners	Noncontrolling Interest	Total
	Limited Partners		General Partner
	Common	Subordinated
Balance December 31, 2009*	$—	$—	$—	$72,988	117,832	$4,105	$194,925
Net income (loss)	—	—	—	(11,317)	12,974	(8)	1,649
Contributions	—	—	—	44,130	17,817	1,206	63,153
Distributions	—	—	—	—	(4,385)	—	(4,385)

Balance December 31, 2010*	—	—	—	105,801	144,238	5,303	255,342
Net income (loss)	4,962	1,623	7	75,740	35,437	(146)	117,623
Contributions	—	—	419	48,885	8,929	—	58,233
Net assets retained by predecessor	—	—	—	(17,385)	—	—	(17,385)
Distributions	—	—	—	—	(64,996)	—	(64,996)
Exchange of predecessor interests for units (Note 1)	121,101	91,940	—	(213,041)	—	—	—
Deferred tax liability from initial public offering	(335)	(111)	—	—	—	—	(446)
Net proceeds from the issuance of common units	157,119	—	—	—	—	—	157,119
Distribution to Memorial Resource (Note 1)	(41,813)	(31,744)	—	—	—	—	(73,557)

Balance December 31, 2011*	241,034	61,708	426	—	123,608	5,157	431,933
Net income (loss)	114	7	—	—	29,692	104	29,917
Net proceeds from the issuance of common units	194,134	—	—	—	—	—	194,134
Contributions	—	—	206	—	—	—	206
Distribution attributable to net assets acquired (Note 1)	(209,720)	(77,701)	(242)	—	—	—	(287,663)
Net book value of net assets acquired (Note 13)	99,972	44,269	94	—	(144,335)	—	—
Amortization of equity awards	1,423	—	—	—	—	—	1,423
Distributions	(26,152)	(8,298)	(34)	—	(8,965)	—	(43,449)
Deferred tax liability adjustments	335	111	—	—	—	—	446
Other	64	60	—	—	—	—	124

Balance December 31, 2012*	$301,204	$20,156	$450	$—	$—	$5,261	$327,071

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our business activities are conducted through our wholly owned subsidiary Memorial Production Operating LLC (“OLLC”), and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells (often referred to as wellbore assignments).

The Partnership was formed in April 2011 to own and acquire oil and natural gas properties in North America and completed its initial public offering (“IPO”) on December 14, 2011 (see Note 10). The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, Memorial Production Partners GP LLC, which is a wholly owned subsidiary of Memorial Resource Development LLC (“Memorial Resource”). Our general partner is responsible for managing all of the Partnership’s operations and activities.

Memorial Resource is a Delaware limited liability company owned and formed by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore”) (collectively, the “Funds”) to own, acquire, exploit and develop oil and natural gas properties and to own our general partner. Memorial Resource provides management, administrative, and operations personnel to us and our general partner under an omnibus agreement (see Note 13). The Funds are private equity funds managed by Natural Gas Partners (“NGP”). The Funds collectively directly own, through non-voting membership interests in our general partner, 50% of the economic interest in our incentive distribution rights (“IDRs”). The remaining economic interest in our IDRs is owned by our general partner.

References to “our predecessor” for accounting and financial reporting purposes refers collectively to: (i) BlueStone Natural Resources Holdings, LLC (“Bluestone”) and its wholly-owned subsidiaries in addition to certain carved-out oil and natural gas properties (“Classic Carve-Out”) owned by Classic Hydrocarbons Holdings, L.P. (“Classic”) for all periods prior to the closing of our IPO and (ii) certain oil and natural gas properties owned by WHT Energy Partners LLC (“WHT”) for periods after April 8, 2011 through the closing of our IPO.

References to “the previous owners” for accounting and financial reporting purposes refers collectively to: (i) certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates and (ii) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through date of acquisition.

Both the previous owners and our predecessor operated oil and natural gas properties as one business segment: the acquisition, exploration, development and production of oil and natural gas. Performance was evaluated based on one business segment as there were not different economic environments within the operation of the oil and natural gas properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with our IPO, the Funds contributed to Memorial Resource their respective ownership of five separate portfolio companies (including those comprising our predecessor) and we acquired substantially all of the oil and natural gas properties and related assets owned by BlueStone, certain carved-out oil and natural gas properties and related assets owned by Classic and a 40% undivided interest in certain oil and natural gas properties and related assets (the “WHT Assets”) controlled by WHT. We distributed approximately $73.6 million in cash, 7,061,294 common units, and 5,360,912 subordinated units to Memorial Resource to acquire the net assets of our predecessor and repaid $198.3 million of our predecessor’s credit facilities concurrent with the closing of our IPO. The cash portion of this consideration was financed with borrowings under a senior securing revolving credit facility (see Note 8) and the net cash proceeds generated from our IPO. This dropdown transaction was accounted for as a combination of entities under common control; therefore, the Partnership accounted for the acquisition at historical cost in a manner similar to the pooling of interest method.

The Partnership acquired certain oil and natural gas producing properties from Memorial Resource in April and May 2012. The Partnership acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California in December 2012 from Rise Energy Partners, LP (“Rise”). We refer to this transaction as the “Beta acquisition.” Rise is primarily owned by two of the Funds. Each of these acquisitions was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired was recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisitions as if the Partnership owned the assets for periods after common control commenced through their respective acquisition dates. See Note 13 for additional information.

Basis of Presentation

Our consolidated results of operations following the completion of our IPO are presented together with the combined results of operations pertaining to our predecessor and the previous owners. The combined financial statements were derived from the historical accounting records of our predecessor and the previous owners and reflect the historical financial position, results of operations and cash flows for all periods presented. Our predecessor’s combined financial statements reflect the financial statements of BlueStone and Classic Carve-Out through the closing of our IPO and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The previous owners combined financial statements reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates on a combined basis for all periods presented and the consolidated financial statements of REO for all periods presented. The ownership interest of the noncontrolling shareholder in the San Pedro Bay Pipeline Company (“SPBPC”), an indirect majority-owned subsidiary of REO, is presented as noncontrolling interest in the financial statements.

The Classic Carve-Out amounts included in the accompanying financial statements include allocations for various expenses. Certain expenses incurred by Classic were indirectly attributable to the Classic Carve-Out as Classic owned interests in numerous other oil and natural gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to our predecessor, so that the amounts included in the combined financial statements reflect substantially all of the cost of doing business. Such allocations may or may not reflect future costs associated with the operation of the Partnership.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been made. Certain amounts in the prior year financial statements have been reclassified to conform to the presentation in the current year financial statements.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Principles of Consolidation and Combination

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all intercompany accounts and transactions. Likewise, the combined financial statements include the accounts of BlueStone and the Classic Carve-Out through the closing of our IPO, the WHT Assets for periods after April 8, 2011 through December 13, 2011,certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates on a combined basis, and the consolidated financial statements of REO for all periods presented. All material intercompany balances and transactions have been eliminated.

Recast financial statements filed with the United States Securities and Exchange Commission (“SEC”) on November 20, 2012 through a Form 8-K filing and reported herein have been further recast to include the financial position and results attributable to the consolidated financial statements of REO acquired from Rise in December 2012 for all historical periods presented.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and all highly liquid investments with original contractual maturities of three months or less.

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These restricted investments consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities, all held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure. Neither we nor our predecessor have experienced any losses from such instruments.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us and our predecessor. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. Management determined that an allowance for uncollectible accounts was unnecessary at both December 31, 2012 and 2011, respectively.

If we were to lose any one of our customers, the loss could temporarily delay production and the sale of oil and natural gas in the related producing region. If we were to lose any single customer, we believe that a substitute customer to purchase the impacted production volumes could be identified. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether, the loss of such customer could have a detrimental effect on production volumes in general and on the ability to find substitute customers to purchase production volumes.

Oil and Natural Gas Properties

Oil and natural gas exploration, development and production activities are accounted for in accordance with the successful efforts method of accounting. Under this method, costs of acquiring properties, costs of drilling successful exploration wells, and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Exploration costs such as geological, geophysical, and seismic costs are expensed as incurred.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the amount of capitalized exploratory drilling costs pending evaluation at December 31 for each of the last three years and changes in those amounts during the years then ended (in thousands):

	2012	2011	2010
Balance, January 1	$—	$2,013	$821
Additions to capitalized exploratory well costs pending determination of proved reserves	—	701	2,013
Capitalized exploratory well costs asset exchange (1)	—	(2,714)	—
Reclassification to proved oil and natural gas properties based on the determination of proved reserves	—	—	(821)
Capitalized exploratory well costs charged to expense	—	—	—

Balance, December 31	$—	$—	$2,013

(1)

Our predecessor acquired interest in wells located in South Texas from BP America Production Company (“BP”) in exchange for acreage and cash. Capitalized exploratory well costs were part of this exchange transaction. See Note 3 for further information regarding this transaction.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, was engaged to prepare portions of our reserves estimates comprising approximately 97% of our estimated proved reserves (by volume) at December 31, 2012.

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

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These investments are classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense—net in the statement of operations. The amortized cost of such investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is displayed as a separate line item in the statement of operations. At December 31, 2012, these restricted investments consisted of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities. See Note 7 for additional information.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Debt Issuance Costs

These costs are recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method which approximates the effective yield method. Amortization expense for the years ended December 31, 2012, 2011, and 2010 was approximately $1.0 million, $0.9 million, and $1.0 million, respectively. Amortization of debt issuance costs for the year ended December 31, 2012 included a $0.4 million write-off of debt issuance costs as a result of repaying and terminating REO’s credit facility in December 2012.

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Impairment expense for the years ended December 31, 2011 and 2010 was approximately $15.1 million and $11.8 million, respectively. No impairment charges were recorded during the year ended December 31, 2012.

Asset Retirement Obligations

An asset retirement obligation associated with retiring long-lived assets is recognized as a liability on a discounted basis in the period in which the legal obligation is incurred and becomes determinable, with an equal amount capitalized as an addition to oil and natural gas properties, which is allocated to expense over the useful life of the asset. Generally, oil and gas producing companies incur such a liability upon acquiring or drilling a well. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. Upon settlement of the liability, a gain or loss is recognized as a component of exploration costs to the extent the actual costs differ from the recorded liability. See Note 6 for further discussion of asset retirement obligations.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent that we have an imbalance in excess of our proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2012 or 2011.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2012	2011	2010
Major customers: (1)
Phillips 66	27%	(2)	(2)
ConocoPhillips (2)	20%	42%	52%
Dominion Gas Ventures, LP	(3)	13%	18%
Enterprise Texas Pipeline, LLC	(3)	11%	13%

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)

Collectively, these major customers purchased production pursuant to existing marketing agreements with terms that are currently on “evergreen” status. Evergreen contracts automatically renew on a month-to-month basis until either party gives 30 or 60 days advance written notice of non-renewal.

(2)	Phillips 66 was a subsidiary of ConocoPhillips through April 30, 2012. Accordingly, any revenues generated from Phillips 66 prior to May 1, 2012 were reported under ConocoPhillips.
(3)	These customers accounted for less than 10% of total revenue for the period indicated.

General and Administrative Expense

We and our general partner have entered into an omnibus agreement with Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. During the year ended December 31, 2012, Memorial Resource allocated general and administrative costs based on the relative size of our proved and probable reserves in comparison to Memorial Resource’s total proved and probable reserves. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. See Note 13 for additional information in regards to the omnibus agreement.

General and administrative expenses associated with our predecessor and the previous owners included the costs of administrative employees, related benefits, office rents, professional fees and other costs not directly associated with field operations or production.

Derivative Instruments

Commodity derivative financial instruments (e.g., swaps, floors, collars, and put options) are used to reduce the impact of natural gas and oil price fluctuations. Interest rate swaps are used to manage exposure to interest rate volatility, primarily as a result of variable rate borrowings under the credit facilities. Every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized in earnings as we have not elected hedge accounting for any of our derivative positions.

Income Tax

We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. Certain of our consolidated subsidiaries are taxed as corporations and subject to federal income taxes. We are also subject to the Texas margin tax and certain aspects of the tax make it similar to an income tax as the tax is assessed on 1% of taxable margin. Deferred taxes arise due to temporary differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis.

We must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable based on its technical merits. If a tax position meets such criteria, the tax effect that would be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized. There were no uncertain tax positions that required recognition in the financial statements at December 31, 2012 or 2011.

See Note 9 for additional information.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Earnings Per Unit

Basic and diluted earnings per unit (“EPU”) is determined by dividing net income or loss available to the limited partners by the weighted average number of outstanding limited partner units during the period. Net income or loss available to the limited partners is determined by applying the two-class method. The two-class method of computing EPU is an earnings allocation formula that determines EPU based on distributions declared. The amount of net income or loss used in the determination of EPU is reduced (or increased) by the amount of available cash that has been or will be distributed to the limited partners for that corresponding period. The remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the limited partners in accordance with the contractual terms of the partnership agreement. The total earnings allocated to the limited partners is determined by adding together the amount allocated for distributions declared and the amount allocated for the undistributed earnings or excess distributions over earnings. Basic and diluted EPU are equivalent, as all restricted common units and subordinated units participate in distributions. See Note 11 for additional information.

Equity Compensation

The fair value of equity-classified awards (e.g., restricted common unit awards) is amortized to earnings over the requisite service or vesting period. Compensation expense for liability-classified awards are recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. We currently have no awards subject to performance criteria; however, such awards vest when it is probable that the performance criteria will be met and the requisite service period has been met. Generally, no compensation expense is recognized for equity instruments that do not vest. See Note 12 for further information.

Current Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,
	2012	2011
Accrued capital expenditures	$3,504	$4,514
Accrued lease operating expense	3,428	765
Accrued general and administrative expenses	1,289	398
Accrued interest payable	527	146
Accrued environmental	481	779
Other	496	327

	$9,725	$6,929

New Accounting Pronouncements

Fair Value Measurements. In May 2011, the FASB issued an accounting standard update that amended previous fair value measurement and disclosure guidance. These amendments generally involve clarifications on how to measure and disclose fair value amounts recognized in the financial statements. They also expand the disclosure requirements, particularly for Level 3 fair value measurements, to include a description of the valuation processes used and an analysis of the sensitivity of the fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. We adopted this guidance on January 1, 2012 prospectively and it did not have a material impact on our financial statements.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Offsetting Disclosure Requirements. In December 2011, the FASB issued an accounting standard update intended to enhance current disclosure requirements on offsetting financial assets and liabilities. In January 2013, the FASB issued an accounting standard update to clarify the scope of offsetting disclosure requirements. The new disclosure requirements will require the disclosure of both gross and net information about derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions eligible for offset on the balance sheet or subject to a master netting arrangement or similar agreement. Disclosure of collateral received and posted in connection with master netting agreements or similar arrangements is also required. The disclosures will be effective or annual and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our financial statements.

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

Our acquisitions of oil and gas properties from Memorial Resource in April and May 2012, as further discussed in Note 13, were each accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at Memorial Resource’s carrying value. Likewise, our acquisition of REO from Rise in December 2012, as further discussed in Note 13, was also accounted for as a transaction between entities under common control.

2012 Acquisitions

Third Party. On May 1, 2012, we acquired non-operating interests in certain oil and natural gas properties located in East Texas and North Louisiana from an undisclosed third party seller (“Undisclosed Seller Acquisition”) for a final net purchase price of approximately $36.5 million after customary post-closing adjustments. The effective date of this transaction was January 1, 2012. This transaction was financed with borrowings under our revolving credit facility. Because this transaction was a joint acquisition with Memorial Resource, the transaction was approved by the board of directors of our general partner (the “Board”) and by its conflicts committee, which is comprised entirely of independent directors. These properties are located primarily in Polk County, Texas and Lincoln and Claiborne Parishes, Louisiana. During the year ended December 31, 2012, approximately $4.8 million of revenue and $1.2 million of earnings were recorded in the statement of operations related to the Undisclosed Seller Acquisition subsequent to the closing date.

On September 28, 2012, we acquired certain oil and natural gas properties in East Texas from Goodrich Petroleum Corporation (“Goodrich Acquisition”), for a final net purchase price of $90.4 million after customary post-closing adjustments. The effective date of this transaction was July 1, 2012. This transaction was financed with borrowings under our revolving credit facility. These properties are located in the East Henderson field of Rusk County, Texas. During the year ended December 31, 2012, approximately $4.6 million of revenue and $2.0 million of earnings were recorded in the statement of operations related to the Goodrich Acquisition subsequent to the closing date.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed as of each acquisition date (in thousands).

	Undisclosed Seller Acquisition	Goodrich Acquisition
Recognized amounts of identifiable assets acquired and liabilities assumed:
Oil and gas properties	$36,865	$91,187
Prepaid expenses and other current assets	—	425
Revenues payable	—	(875)
Asset retirement obligations	(321)	(161)
Accrued liabilities	(83)	(153)

Total identifiable net assets	$36,461	$90,423

The following unaudited pro forma combined results of operations are provided for the twelve month periods ended December 31, 2012 and 2011 as though the third-party acquisitions had been completed on January 1, 2011. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership, our predecessor, and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended December 31,
	2012	2011
	(In thousands, except per unit amounts)
Revenues	$161,684	$185,198
Net income	37,571	135,994
Basic and diluted earnings per unit	0.37	0.33

Acquisition-related costs. Approximately $3.3 million of acquisition-related costs are included in general and administrative expense in the accompanying statements of operations for the year ended December 31, 2012. This amount includes acquisition-related costs for both related party and third party transactions.

2011 Acquisitions

Effective January 1, 2011, our predecessor acquired BP’s interests in wells located in Duval, Jim Hogg, McMullen and Webb counties located in Texas in exchange for our predecessor’s interest in approximately 10,700 net acres located in the Nueces Field of the Eagle Ford Shale located in South Texas and $20.0 million in cash, subject to certain closing adjustments. The transaction closed on May 31, 2011 and our predecessor paid a total of approximately $12.9 million in cash consideration at closing, net of adjustments.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Summarized below are the results of operations for the years ended December 31, 2011 and 2010, on an unaudited pro forma basis, as if the BP and Carthage Properties acquisitions had occurred on January 1, 2010. The unaudited pro forma financial information was derived from the historical combined statements of operations of our predecessor and the previous owners, the statements of revenues and direct operating expenses for the BP and Carthage Properties and the historical accounting records of the sellers. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended December 31,
	2011	2010
	(In thousands)
BP and Carthage Properties:
Revenues	$159,763	$135,669
Net income	59,533	19,850

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Effective April 1, 2010, our predecessor acquired Forest Oil’s interests in wells located in Webb County, Texas (the “Forest Oil Properties”) for a net purchase price of approximately $65.9 million. The net purchase price was allocated to oil and gas properties. This acquisition of properties closed on June 30, 2010. Summarized below are the results of operations for the years ended December 31, 2010 on an unaudited pro forma basis, as if this acquisition had occurred on January 1, 2009. The unaudited pro forma financial information was derived from the historical combined statement of operations of our predecessor and the previous owners as well as the statements of revenues and direct operating expenses for the Forest Oil Properties, which were derived from the historical accounting records of the seller. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Year Ended December 31,
2010
(In thousands)
Forest Oil Properties:
Revenues	$100,771
Net income	7,460

Effective May 1, 2010, our predecessor acquired Merit Energy’s (“Merit”) interest in wells located in South Texas for a net purchase price of approximately $14.1 million. The net purchase price was allocated as follows (in thousands):

Oil and gas properties	$15,397
Prepaid assets	450
Assumed liabilities	(1,728)

Net purchase price	$14,119

As part of the acquisition process, an environmental review was performed and it was determined that there was environmental damage to one of the acquired properties. As such, the parties agreed to reduce the purchase price by approximately $0.5 million. Additionally, our predecessor and Merit entered into an escrow agreement whereby our predecessor agreed to pay for the initial $1.0 million of the remediation costs, with Merit paying for amounts incurred in excess of $1.0 million and up to $1.5 million. Our predecessor’s anticipated cost to remediate this area is $1.5 million. As of December 31, 2010, our predecessor recorded an accrued liability of $1.5 million for the anticipated costs to remediate this area. Merit funded an escrow account with the $0.5 million and that amount is included on the balance sheet as a prepaid asset. This acquisition closed on June 4, 2010. As of December 31, 2012, approximately $1.0 million of costs have been incurred and the approximately $0.5 million of remaining environmental accrued liability is recorded as a current liability in accrued liabilities.

Effective September 1, 2010, the previous owners acquired certain oil and gas properties in various counties in East Texas from a third party. This acquisition closed on December 16, 2010. The purchase price allocation resulted in the acquisition date fair value of $15.4 million allocated to proved oil and gas properties and $0.4 million allocated to asset retirement obligations. The Partnership purchased these properties from Memorial Resource on April 2, 2012. See Note 13 for information about the Partnership’s acquisitions of oil and gas properties from Memorial Resource in April 2012 and Note 1 for information regarding basis of presentation.

Effective May 1, 2010, our predecessor acquired Zachry Exploration, LLC’s interest in Laredo area properties for a net purchase price of $6.5 million. The net purchase price was allocated to oil and gas properties. This acquisition closed on August 3, 2010.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2012 and 2011, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements included in the accompanying balance sheets approximated fair value at December 31, 2012 and December 31, 2011. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2012 and December 31, 2011 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the+++ fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$60,377	$—	$60,377

Liabilities :
Commodity derivatives	$—	$41,670	$—	$41,670
Interest rate derivatives	—	3,821	—	3,821

Total liabilities	$—	$45,491	$—	$45,491

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$40,919	$—	$40,919

Liabilities :
Commodity derivatives	$—	$6,071	$—	$6,071
Interest rate derivatives	—	278	—	278

Total liabilities	$—	$6,349	$—	$6,349

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender in our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $20.0 million against amounts outstanding under our revolving credit facility at December 31, 2012. See Note 8 for additional information in regards to our revolving credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, collars, call spreads and basis swaps) is used to manage exposure to commodity price volatility. We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to the Partnership’s areas of production. We also enter into oil derivative contracts indexed to NYMEX WTI, Inter-Continental Exchange (“ICE”) Brent and California Midway-Sunset. Our NGL derivative contracts are indexed to OPIS Mont Belvieu. At December 31, 2012, we had the following open commodity positions:

	2013	2014	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	817,672	1,222,125	1,126,112	1,113,275	1,020,067	900,000
Weighted-average fixed price	$4.33	$4.34	$4.28	$4.53	$4.30	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	633,000	120,000	80,000	—	—	—
Weighted-average floor price	$4.75	$5.08	$5.25	$—	$—	$—
Weighted-average ceiling price	$5.82	$6.31	$6.75	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	430,000	120,000	80,000	—	—	—
Weighted-average sold strike price	$4.59	$5.08	$5.25	$—	$—	$—
Weighted-average bought strike price	$5.84	$6.31	$6.75	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	813,432	1,318,750	—	—	—	—
Spread	$(0.11)	$(0.09)	$—	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	49,632	20,102	12,031	11,013	10,000	—
Weighted-average fixed price	$106.79	$94.06	$90.29	$90.39	$88.30	$—

Collar contracts:
Average Monthly Volume (Bbls)	4,750	39,158	45,000	44,000	42,000	—
Weighted-average floor price	$87.16	$94.97	$90.00	$85.00	$85.00	$—
Weighted-average ceiling price	$116.94	$108.91	$104.34	$103.40	$99.00	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	24,805	16,300	—	—	—	—
Weighted-average fixed price	$48.72	$58.91	$—	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Partnership. Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At December 31, 2012, we had the following fixed-for-floating interest rate swap open positions whereby we receive the floating rate and pay the fixed rate:

Period Covered		Notional ($ in thousands)	Floating Rate	Fixed Rate
1/17/2012	1/17/2013	$100,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$100,000	1 Month LIBOR	1.305%
5/17/2012	1/17/2013	$50,000	1 Month LIBOR	0.600%
1/17/2013	12/14/2016	$50,000	1 Month LIBOR	0.970%

Predecessor. Periodically, our predecessor entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. During the year ended December 31, 2011, our predecessor had the following fixed-for-floating interest rate swap open positions whereby our predecessor received the floating rate and paid the fixed rate:

Period Covered	Notional ($ in thousands)	Floating Rate	Fixed Rate
April 2011 to April 2014 (1)	$30,000	1 Month LIBOR	1.510%
June 2010 to June 2012 (1)	$50,000	1 Month LIBOR	1.000%
February 2009 to February 2011	$8,400	3 Month LIBOR	1.620%

(1)	These interest rate swap agreements were not acquired by the Partnership at its IPO in December 2011.

Balance Sheet Presentation

The following table summarizes the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation on the balance sheet and the net recorded fair value as reflected on the balance sheet at December 31:

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Location	2012	2011	2012	2011
		(In thousands)
Natural gas contracts	Short-term derivative instruments	$18,058	$22,930	$961	$44
Oil contracts	Short-term derivative instruments	6,138	83	4,483	2,730
NGL contracts	Short-term derivative instruments	871	166	980	—
Interest rate swaps	Short-term derivative instruments	—	—	1,388	162

Gross fair value		25,067	23,179	7,812	2,936
Netting arrangements	Short-term derivative instruments	(6,302)	(110)	(6,302)	(110)

Net recorded fair value	Short-term derivative instruments	$18,765	$23,069	$1,510	$2,826

Natural gas contracts	Long-term derivative instruments	$13,233	$15,595	$9,352	$3,034
Oil contracts	Long-term derivative instruments	22,073	2,145	25,360	263
NGL contracts	Long-term derivative instruments	4	—	534	—
Interest rate swaps	Long-term derivative instruments	—	—	2,433	116

Gross fair value		35,310	17,740	37,679	3,413
Netting arrangements	Long-term derivative instruments	(28,386)	(2,373)	(28,386)	(2,373)

Net recorded fair value	Long-term derivative instruments	$6,924	$15,367	$9,293	$1,040

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for financial reporting purposes and neither did our predecessor. Accordingly, all gains and losses, including unrealized gains and losses from changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the unrealized and realized gains and losses related to derivative instruments for the years ending December 31, 2012, 2011 and 2010:

	Statements of Operations Location	Years Ended December 31,
Derivative Instruments		2012	2011	2010
		(In thousands)
Commodity derivative contracts	Realized (gain) loss on commodity derivatives	$(29,240)	$(6,781)	$(7,132)
Commodity derivative contracts	Unrealized (gain) loss on commodity derivatives	16,140	(27,985)	(547)
Interest rate swaps (1)	Interest expense	3,989	1,261	576

(1)	Included in the amounts are net cash payments of approximately $0.4, $0.5 and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. The following table represents a reconciliation of the asset retirement obligations for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Asset retirement obligations at beginning of year	$70,542	$65,552	$55,440
Liabilities added from acquisitions or drilling	498	3,061	7,574
Liabilities removed upon sale of wells	—	(64)	(19)
Liabilities removed upon plugging and abandoning	(24)	—	—
Accretion expense	3,577	3,418	2,924
Revision of estimates	991	(591)	(367)
Liabilities retained by our predecessor	—	(834)	—

Asset retirement obligations at end of year	$75,584	$70,542	$65,552

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balance are as follows at December 31:

	2012	2011
	(In thousands)
BOEM platform abandonment (See Note 14)	$61,389	$57,348
BOEM lease bonds	776	776
SPBPC Collateral:
Contractual pipeline and surface facilities abandonment (See Note 14)	1,959	1,595
California State Lands Commission pipeline right-of-way bond	3,000	3,000
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	300	300
Port of Long Beach pipeline license	100	100

Restricted investments	$68,024	$63,619

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Long Term Debt

Partnership

Our consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2012	2011
	(In thousands)
$1.0 billion multi-year revolving credit facility, variable–rate, due December 2016	$371,000	$120,000

The revolving credit facility, which OLLC entered into at the closing of our IPO, is guaranteed by us and all of our current and future subsidiaries and had an initial borrowing base of $300.0 million. On December 3, 2012, we entered into a third amendment to our credit agreement, which among other things: (i) increased the borrowing base to $460.0 million upon closing of the Beta acquisition and (ii) provided us with the ability, if necessary, to incur certain second lien indebtedness. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2013.

Borrowings under our revolving credit facility are secured by liens on substantially all of our properties, but in any event, not less than 80% of the total value of the our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our other assets including personal property. Additionally, borrowings under our revolving credit facility bear interest, at our option, at either: (i) the Alternative Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. The unused portion of the borrowing base will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

Our revolving credit facility requires us to maintain a ratio of Consolidated EBITDAX to Consolidated Net Interest Expense or, for the periods ending on March 31, 2013, June 30, 2013, and September 30, 2013, a ratio of Annualized Consolidated EBITDAX to Annualized Consolidated Net Interest Expense (as each term is defined under our revolving credit facility), which we refer to in either case as the interest coverage ratio, of not less than 2.5 to 1.0, and a ratio of consolidated current assets to consolidated current liabilities, each as determined under our revolving credit facility, of not less than 1.0 to 1.0.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

If we fail to perform our obligations under these or any other covenants, the revolving credit commitments could be terminated and any outstanding indebtedness under our revolving credit facility, together with accrued interest, fees and other obligations under the credit agreement, could be declared immediately due and payable.

The effective weighted average interest rate for the year ended December 31, 2012 was 2.74%. The effective weighted average interest rate includes the impact of the commitment fee and excludes the impact of interest rate hedging activity. The effective weighted average interest rate for the period from December 14, 2011 through December 31, 2011 was 2.81%.

During the year ended December 31, 2012, we incurred additional financing costs in connection with borrowing base redeterminations. These additional costs have been deferred and will be amortized over the life of our revolving credit facility. Unamortized deferred financing costs associated with our revolving credit facility were at the dates indicated:

December 31,	December 31,
2012	2011
(In thousands)
$ 3,359	$2,521

During the year ended December 31, 2012, the revolving credit facility was primarily used to fund the acquisitions of oil and gas properties from both related parties and third parties. See Note 3 and 13 for additional information regarding these acquisitions.

During the year ended December 31, 2012, borrowings and repayments under our revolving credit facility were $293.0 million and $42.0 million, respectively.

Predecessor & Previous Owners

BlueStone had a $150.0 million revolving credit facility. The weighted average interest rate for the years ended December 31, 2011 and 2010 was approximately 3.17% and 3.45%, respectively.

The Classic Carve-Out properties were burdened by debt incurred pursuant to a $150.0 million revolving credit facility extended to Classic. The weighted average interest rate for the years ended December 31, 2011 and 2010 was 3.40% and 3.11%, respectively.

The WHT Assets were burdened by debt incurred pursuant to a $400.0 million revolving credit facility extended to WHT on April 8, 2011, of which $160.0 million pertained to the WHT assets. The borrowing base was $230.0 million, of which $92.0 million pertained to the WHT assets. The weighted average interest rate for the period from April 8, 2011 through the closing of our IPO was 2.79%.

For accounting and financial reporting purposes, the $198.3 million that was repaid concurrent with the closing of our IPO on behalf of our predecessor was netted against the net book value of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facility.”

REO had consolidated debt of $35.0 million outstanding under a $150.0 million revolving credit facility at December 31, 2011. The weighted average interest rate for the years ended December 31, 2012 and 2011 was approximately 3.40% and 3.03%, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For accounting and financial reporting purposes, the $28.5 million that was repaid concurrently with the closing of the Beta acquisition on behalf of REO was netted against the net book value of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facility.” Unamortized deferred financing costs associated with this revolving credit facility were approximately $0.4 million at December 31, 2011. The unamortized deferred financing costs associated with this revolving credit facility were written-off at the time the debt was repaid and terminated.

Note 9. Income Tax

Components of income tax expense consist of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$1	$—	$—
State	230	38	2

Total	$231	$38	$2

Deferred:
Federal	—	(147)	(8)
State	—	111	224

Total	—	(36)	216

Total income tax expense	$231	$2	$218

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For Year Ended December 31,
	2012	2011	2010
Pre-Tax Net Book Income	$30,148	$117,625	$1,867

State income taxes	$99	$79	$147
Federal income taxes	—	(105)	71
Other permanent differences	132	28	—

Income tax expense (benefit)	$231	$2	$218

Effective income tax rate	0.77%	0.00%	11.67%

The following summarizes the significant components of deferred tax assets and (liabilities):

	December 31,
	2012	2011
	(In thousands)
Current deferred tax (liabilities):
Derivatives	$(120)	$(163)

	(120)	(163)
Noncurrent deferred tax assets (liabilities):
Property, plant, and equipment	(1,880)	(2,910)
Net operating loss	494	494
Derivatives	(12)	(45)
Asset retirement obligations	898	487
Valuation allowance	(1,073)	—
Other	5	3

Net deferred tax liability	$(1,688)	$(2,134)

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Tax carryforwards available for use on future income tax returns at December 31, 2012, were as follows:

	Domestic	Expiration
	(In thousands)
Net operating loss—federal	$143	2030
Net operating loss—federal	$1,127	2031
Net operating loss—state	$143	2030
Net operating loss—state	$719	2031

Note 10. Equity and Distributions

2012 Public Equity Offering

On December 12, 2012, we issued 10,500,000 common units representing limited partner interests in the Partnership to the public at an offering price of $17.00 per unit generating total net cash proceeds of $170.0 million after deducting underwriting discounts and offering expenses. Concurrent with the closing of this equity offering, the Partnership distributed cash to Rise and repaid all amounts outstanding under REO’s credit facility as consideration for the Beta acquisition as further discussed under Note 8 and 13. The net proceeds from this equity offering, including our general partner’s proportionate capital contribution, partially funded the Beta acquisition.

On December 21, 2012, the underwriters purchased an additional 1,475,000 common units pursuant to their over-allotment option. We used the net proceeds of approximately $24.1 million from the sale of the additional common units, including our general partner’s proportionate capital contribution, to repay indebtedness under our revolving credit facility.

Initial Public Offering of Memorial Production Partners LP

On December 14, 2011, we completed our IPO of 9,000,000 common units representing limited partner interests in the Partnership at $19.00 per common unit for total net proceeds of approximately $146.5 million. In connection with the closing of the IPO, the Partnership distributed a combination of cash, common units, and subordinated units to Memorial Resource to acquire the net assets of our predecessor and repaid $198.3 million of our predecessor’s credit facilities concurrent with the closing of our IPO. The net cash proceeds generated from our IPO partially funded the cash portion of this consideration.

On December 22, 2011, the underwriters exercised their over-allotment option to purchase an additional 600,000 common units issued by the Partnership under the IPO terms. Total net proceeds from the exercise of the underwriters’ over-allotment option, after deducting underwriting discounts, were $10.7 million. Of this amount, $10.0 million of these net proceeds were used to repay indebtedness under our revolving credit facility.

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2011:

	Common	Subordinated	General Partner
Balance December 31, 2011	16,661,294	5,360,912	22,044
Common units issued	11,975,000	—	—
Restricted common units issued	287,943	—	—
Restricted common units forfeited	(2,334)	—	—
General partner units issued	—	—	12,273

Balance December 31, 2012	28,921,903	5,360,912	34,317

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 12 for additional information regarding restricted common units that were granted during the year ended December 31, 2012.

As of December 31, 2012, Memorial Resource owned approximately 24.4% of the common units and 100% of the subordinated units. Memorial Resource owns all of the voting interests in our general partner and 50% of the economic interest in our incentive distribution rights. The Funds collectively directly own, through non-voting membership interests in our general partner, 50% of the remaining economic interest in our incentive distribution rights.

Common & Subordinated Units. The common units and the subordinated units are separate classes of limited partner interest in us and have limited voting rights as set forth in our partnership agreement. The holders of units are entitled to participate in partnership distributions as discussed further below under “Cash Distribution Policy” and exercise the rights or privileges available to limited partners under our partnership agreement.

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

General Partner Interest. Our general partner owns a 0.1% interest in us. This interest entitles our general partner to receive distributions of available cash from operating surplus as discussed further below under “Cash Distribution Policy “ Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders, and general partner will receive. The general partner has the management rights as set forth in our partnership agreement.

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control prior to their acquisition date is allocated to the previous owners. For periods prior to our IPO, net income (loss) was attributable to both our predecessor and the previous owners.

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

Available Cash. Our partnership agreement requires that within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2011, we distribute all of our available cash (as defined in our partnership agreement) to our general partner and unitholders of record on the applicable record date. Generally, available cash refers to all cash on hand at the end of the quarter less cash reserves established by our general partner to: (i) operate our business (e.g., future capital expenditures, working capital and operating expenses); (ii) comply with applicable law, debt, and other agreements; and (iii) provide funds for distribution to our unitholders (including our general partner) for any one or more of the next four quarters. If our general partner so determines, available cash may include borrowings made after the end of the quarter.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 0.1% of all distributions of available cash that we make prior to our liquidation. Our general partner’s initial 0.1% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its initial 0.1% general partner interest. Our general partner is not obligated to contribute a proportionate amount of capital to us to maintain its current general partner interest. Our general partner also holds the incentive distribution rights, which entitle the holder to additional increasing percentages, up to a maximum of 25.0%, of the cash we distribute in excess of $0.54625 per common unit per quarter. The maximum distribution of 25.0% includes distributions paid to our general partner on its 0.1% general partner interest and assumes that our general partner maintains its general partner interest at 0.1%.

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

Our general partner is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Total Quarterly Distributions Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.4750	99.9%	0.1%
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	15.0%
Thereafter	above $0.59375	75.0%	25.0%

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

Quarter	Declaration Date	Record Date	Payable Date	Amount Per Unit (1)	Aggregate Distribution	Distribution Received by Memorial Resource
4th Quarter 2012	January 15, 2013	February 1, 2013	February 13, 2013	$0.5075	$17.4	$6.3
3rd Quarter 2012	October 19, 2012	November 1, 2012	November 12, 2012	$0.4950	$11.1	$6.2
2nd Quarter 2012	July 19, 2012	August 1, 2012	August 13, 2012	$0.4800	$10.7	$6.0
1st Quarter 2012	April 19, 2012	May 1, 2012	May 14, 2012	$0.4800	$10.7	$6.0
4th Quarter 2011	January 26, 2012	February 6, 2012	February 13, 2012	$0.0929	$2.0	$1.2

(1)

The $0.0929 per unit pro-rated distribution paid on February 13, 2012 was based upon the minimum quarterly distribution of $0.4750 per unit adjusted to take into account the 18-day period of the fourth quarter of 2011 during which the Partnership was a public entity.

Predecessor & Previous Owners Capital

BlueStone. In February 2006, BlueStone, BlueStone Natural Resources Holdings, LLC (“Holdings”) and Holdings’ members entered into a subscription and contribution agreement whereby all equity contributions made by Holdings’ members in exchange for equity units would be transferred directly to BlueStone. NGP VIII and certain members of BlueStone’s management committed equity contributions of $75.7 million and $9.0 million under this agreement and amendments thereto, respectively, all of which was contributed by December 31, 2009. In 2010, BlueStone received an equity contribution from members of Holdings of an additional $40.0 million, including equity contributions of $4.2 million from management. NGP VIII advanced certain members of management $4.2 million to fund their equity contributions in 2010 in exchange for notes payable issued by management. BlueStone did not receive any capital contributions during 2011.

Classic. In June 2006, NGP VIII and certain members of Classic’s management entered into a partnership agreement. The Classic partners agreed to contribute an aggregate $135.9 million under the partnership agreement and amendments thereto, including $35.7 million allocable to the Classic Carve-Out. NGP VIII and certain members of Classic’s management committed equity contributions of $123.0 million and $12.9 million, respectively, all of which had been contributed as of January 24, 2011. In 2010, Classic received capital contributions of $19.7 million, net of equity financing fees, from its partners, including $4.1 million allocable to Classic Carve-Out. In 2011, Classic received capital contributions of $21.9 million, net of equity financing fees, from its partners, including $4.8 million allocable to Classic Carve-Out.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

WHT. In February 2011, WHT was formed by WildHorse Resources, LLC (“WildHorse”) and Tanos Energy, LLC (“Tanos”). In connection with our IPO, NGP IX and NGP IX Offshore contributed to Memorial Resource their respective ownership in Wildhorse and Tanos. NGP IX and NGP IX Offshore collectively funded 100% of the cash used by WildHorse and Tanos to fund their respective capital contributions to WHT. In 2011, WildHorse and Tanos each contributed $64.7 million to WHT, of which an aggregate $51.8 million was allocable to our predecessor.

REO. REO, a wholly-owned subsidiary of Rise, was formed in February 2009. The following table summarizes capital contributions received by REO and cash distributions paid by REO with respect to the year indicated (dollars in millions):

Year	Capital Contributions	Cash Distributions
2010	$6.6	$4.4
2011	$5.0	$65.0
2012	$—	$7.8

Noncontrolling Interest

The noncontrolling shareholder in the SPBPC made capital contributions of $1.2 million during the year ended December 31, 2010.

Note 11. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended December 31,	December 14 to December 31,
	2012	2011
Net income attributable to partners	$121	$6,592
Less: General partner’s 0.1% interest in net income	—	7

Limited partners’ interest in net income	$121	$6,585

Weighted average limited partner units outstanding:
Common units	17,519	16,395
Subordinated units	5,361	5,361

Total	22,880	21,756

Basic and diluted EPU	$0.01	$0.30

Note 12. Equity-based Awards

Long-Term Incentive Plan

In December 2011, the Board adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, including Memorial Resource, who perform services for the Partnership. The LTIP consists of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof. During the year ended December 31, 2012, there were multiple awards of restricted common units that were granted under the LTIP to executive officers and independent directors of our general partners and other Memorial Resource employees.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The aggregate fair value of the restricted common units awarded to our general partner’s executive officers and other Memorial Resource employees, which are accounted for as equity-classified awards, was $5.0 million based on the market price per unit on the date of grant. This amount net of forfeitures will be recognized as compensation cost on a straight-line basis over the requisite service period. These awards were granted in recognition of services performed in connection with the completion of our IPO and/or to provide incentive to help drive the Partnership’s future success and to share in the economic benefits of that success. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the year ended December 31, 2012, we recognized approximately $1.4 million of compensation expense associated with these awards.

The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost on a straight-line basis over the requisite service period. The compensation costs associated with these awards are recorded as direct general and administrative expenses. During the year ended December 31, 2012, we recognized less than $0.1 million of compensation expense associated with these awards.

The following table summarizes information regarding restricted common unit awards for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2011	—	$—
Granted (2)	287,943	$18.07
Forfeited	(2,334)	$17.14

Restricted common units outstanding at December 31, 2012	285,609	$18.08

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2012 was $5.2 million based on grant date market prices ranging from $17.14 to $18.58 unit.

The unrecognized compensation cost associated with restricted common unit awards was an aggregate $3.7 million at December 31, 2012. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.37 years.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our statements of consolidated and combined cash flows. During the year ended December 31, 2012, the restricted common unitholders received a distribution of approximately $0.2 million. The restricted common unitholders received a distribution of approximately $0.1 million on February 13, 2013 with respect to the quarterly cash distribution for the fourth quarter of 2012 that the Board declared in January 2013.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Subsequent Event. On January 9, 2013, our general partner’s executive officers and independent directors were granted additional awards of restricted common units. The aggregate number of restricted units granted on such date was 16,627.

Note 13. Related Party Transactions

The following table summarizes our related party receivable and payable amounts included in the accompanying balance sheets at December 31, 2012 and December 31, 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Accounts Receivable/(Payable)—Affiliates:
Beta Operating	$3,000	$—
BlueStone	136	2,142
Classic	1,512	436
Memorial Resource	(1,707)	377
WHT	(31)	(1,024)

Total	$2,910	$1,931

For the year ended December 31, 2012, approximately $2.6 million of related party transactions attributable to the Partnership are reflected as costs and expenses in the accompanying statements of operations. The vast majority of these costs and expenses were payments under our omnibus agreement (as discussed below) and management fees paid to affiliates for operating our assets.

The majority partner of our predecessor, NGP VIII, is an affiliate of certain directors of the entities comprising our predecessor. For the periods ended December 31, 2011 and 2010, our predecessor expensed advisory and directors’ fees of approximately $0.2 million and $0.2 million, respectively, to NGP VIII.

The WHT Assets are operated by WildHorse. Under the terms of a management agreement dated April 8, 2011, WildHorse assumed certain responsibilities for the management of WHT, including the day-to-day operations of the company providing executive, administrative, land, financial, and accounting services and operating WHT’s properties. Under the terms of the agreement, WHT paid WildHorse an approximate $0.1 million monthly management fee, of which 40% was allocable to the WHT Assets. Additionally, WHT pays Tanos less than $0.1 million per month, of which 40% was allocable to the WHT Assets, for certain services that it provides WHT, primarily managing its exploration program. These amounts are payable monthly in advance on the first of each month. At the closing of our IPO, there were no outstanding management, operation and administration fees payable.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

An affiliate of REO collected a management fee for providing administrative services to REO. These administrative services included accounting, business development, finance, legal, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. REO incurred and paid management fees of $1.6 million, $1.7 million and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. These management fees are presented as a component of general and administrative costs and expenses in the accompanying statements of operations.

Agreements

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

In connection with our omnibus agreement, we recognized $1.8 million of expense during the year ended December 31, 2012.

Memorial Resource entered into separate agreements with affiliates on our behalf relating to the management, operation and administration of the properties acquired by us on December 14, 2011. Effective May 1, 2012, we record less than $0.1 million monthly for the management fees that Memorial Resource pays to its affiliates and recorded approximately $0.1 million prior to this date.

Acquisition of the Net Assets of Our Predecessor in Connection with IPO

In connection with the closing of our IPO on December 14, 2011, the Partnership acquired the following net assets of our predecessor:

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Acquisition of Oil & Gas Producing Properties from Memorial Resource Subsequent to our IPO

On April 2, 2012, we acquired certain oil and natural gas producing properties in East Texas from an operating subsidiary of Memorial Resource with an effective date of April 1, 2012, for a final purchase price of $18.5 million after customary post-closing adjustments. This transaction was financed with borrowings under our revolving credit facility. The transaction also included the novation to the Partnership of certain commodity positions with effective dates 2012 through 2013. The transaction was approved by the Board and by its conflicts committee, which is comprised entirely of independent directors. These properties are located primarily in the Willow Springs field in Gregg County, as well as in Upshur, Rusk, Panola, Smith and Leon counties in East Texas. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

Oil and natural gas properties, net	$15,164
Short-term derivative instruments, net	715
Long-term derivative instruments, net	674
Asset retirement obligations	(466)
Accrued liabilities	(17)

Net assets	$16,070

On May 14, 2012, we acquired certain oil and natural gas producing properties in East Texas from an operating subsidiary of Memorial Resource with an effective date of April 1, 2012, for a final purchase price of $27.0 million after customary post-closing adjustments. This transaction was financed with borrowings under our revolving credit facility. The transaction also included the novation to the Partnership of certain commodity derivative positions with effective dates 2012 through 2014. The transaction was approved by the Board and by its conflicts committee. These properties are located primarily in the Joaquin and Carthage fields in Panola and Shelby counties in East Texas. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

Oil and natural gas properties, net	$31,716
Accounts receivable	612
Short-term derivative instruments, net	1,017
Long-term derivative instruments, net	1,337
Asset retirement obligations	(43)
Accrued liabilities	(70)

Net assets	$34,569

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Beta Acquisition

On December 12, 2012, we acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California, from Rise for a purchase price of $270.6 million, which included $3.0 million of working capital and other customary adjustments. The Beta acquisition was funded with borrowings under our existing credit facility and the net proceeds generated from our December 12, 2012 public offering of common units (including our general partner’s proportionate capital contribution). The effective date for this transaction was September 1, 2012. Terms of the transaction were approved by the Board and by its conflicts committee. The acquired properties, which we refer to as the Beta properties, primarily consist of a 51.75% working interest in three Pacific Outer Continental Shelf blocks covering the Beta Field, and are located in federal waters approximately eleven miles offshore the Port of Long Beach, California. Associated facilities include three conventional wellhead and production processing platforms, a 17.5-mile pipeline and an onshore tankage and metering facility. Two of the platforms are bridge connected and stand in approximately 260 feet of water, while the third platform stands in approximately 700 feet of water. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

Cash and cash equivalents	$6,021
Accounts receivable	16,284
Short-term derivative instruments, net	2,926
Prepaid expenses and other current assets	4,521
Oil and natural gas properties, net	108,342
Restricted investments	68,009
Accounts payable	(9,092)
Accrued liabilities	(9,140)
Asset retirement obligations	(58,746)
Credit facilities	(28,500)
Deferred tax liability	(1,674)
Noncontrolling interest	(5,255)

Net assets	$93,696

On December 12, 2012, in connection with the Beta acquisition, the Partnership contributed to Memorial Resource the entity that employs those who operate and support the Beta properties in exchange for approximately $3.0 million. The net book value of the assets contributed to Memorial Resource was as follows (in thousands):

Cash and cash equivalents	$3,751
Accounts receivable	11,125
Prepaid expenses and other current assets	3,470
Property, plant and equipment, net	416
Accounts payable	(7,898)
Accrued liabilities	(7,864)

Net assets	$3,000

Memorial Resource Revolving Credit Facility

On July 13, 2012, Memorial Resource entered into a new senior secured revolving credit facility which is guaranteed by our general partner. The credit facility was amended in November 2012. The amended revolving credit facility is a four-year, $120.0 million credit facility with a borrowing base of $120.0 million subject to redetermination. Memorial Resource has pledged 7,061,294 of our common units and 5,360,912 of our subordinated units as security under the credit facility in addition to certain other assets of Memorial Resource.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2012, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods presented:

	2012	2011	2010
	(In thousands)
Balance at beginning of period	$1,166	$1,450	$—
Charged to costs and expenses	47	—	—
Acquisition-related additions	—	387	1,450
Payments	(416)	(671)	—

Balance at end of period	$797	$1,166	$1,450

At December 31, 2012 and 2011, $0.5 million and $0.8 million, respectively, of our environmental reserves were classified as current liabilities in accrued liabilities.

Sinking Fund Trust Agreement

REO assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within State waters and the surface facilities. Under the terms of the agreement, REO, as the operator of the properties, is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2012, the gross account balance included in restricted investments was approximately $2.0 million. REO’s maximum remaining obligation net to its 51.75% interest under the terms of the current agreement was $1.2 million at December 31, 2012.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Bond for Decommissioning Liabilities Trust Agreement

REO assumed an obligation with the BOEM in connection with its 2009 acquisition of the Beta properties. Under the terms of the agreement dated March 1, 2007, the seller of the Beta properties was obligated to deliver a $90.0 million U.S. Treasury Note into a trust account for the decommissioning of the offshore production facilities. At the time of acquisition, all obligations under this existing agreement had been met.

In January 2010, the BOEM issued a report that revised upward, the estimated cost of decommissioning. In June 2010, REO agreed to make additional quarterly payments to the trust account attributable to its net working interest of approximately $0.6 million beginning on June 30, 2010 until the payments and accrued interest attributable to REO equal $78.7 million by December 31, 2016. The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2013	$64,170
June 30, 2014	$68,310
June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. As of December 31, 2012, the maximum remaining obligation net to REO’s interest was approximately $17.0 million.

The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of December 31, 2012 (in thousands):

Investment	Amortized Cost	Unrealized Gain (Loss)	Fair Market Value
U.S. Bank Money Market Cash Equivalent	$73,485	$—	$73,485
U.S. Government Treasury Note, maturity of March 31, 2013, and 2.50% coupon	22,128	71	22,199
U.S. Government Treasury Note, maturity of March 31, 2014, and 1.75% coupon	23,013	499	23,512
Less: Outside working interest owners share	(57,237)	(275)	(57,512)

	$61,389	$295	$61,684

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use and office space. We also incur surface rentals related to our business operations. Our predecessor and the previous owners also leased equipment and office space under various operating leases and incurred surface rentals related to their operations.

For the year ended December 31, 2012, we recognized $1.0 million of rent expense. We recognized an immaterial amount of allocated rent expense from the closing our IPO through December 31, 2011, primarily for office space. Our predecessor and the previous owners leased equipment and office space under various operating leases. Our predecessor and the previous owners recorded rent expense of approximately $0.6 million, $0.9 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts shown in the following table represent minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year:

	Payment or Settlement due by Period
Lease Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Operating leases	$3,835	$476	$483	$442	$340	$190	$1,904

Note 15. Defined Contribution Plans

Memorial Resource sponsors a defined contribution plan for the benefit of substantially all employees who have attained 18 years of age. The plan allows eligible employees to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. Memorial Resource makes matching contributions of 100% of employee contributions that does not exceed 6% of compensation. Employees are immediately vested in these matching contributions. This plan became effective on January 1, 2012. Memorial Resource made contributions to the plan of approximately $0.4 million for the year ended December 31, 2012. Pursuant to our omnibus agreement with Memorial Resource, a portion of this amount was allocated to the Partnership and recognized as an expense.

Effective January 1, 2012, REO assumed sponsorship of a separate defined contribution plan. This plan specifically benefits substantially all those employed by the Memorial Resource subsidiary that operates and supports the Beta properties that have attained 21 years of age. Eligible employees are permitted to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. Employer matching contributions of 100% of employee contributions that does not exceed 6% of compensation are made to the plan as well. The employer matching contributions associated with this plan were subject to a three-year graded vesting schedule through February 28, 2012. Effective March 1, 2012, the plan was amended to offer immediate vesting of employer matching contributions. The plan received employer contributions of approximately $0.5 million, $0.5 million, and $0.3 million in 2012, 2011, and 2010, respectively. Approximately $0.3 million, $0.3 million, and $0.1 million associated with this plan are reflected as costs and expenses in the accompanying statements of operations for the years ended December 31, 2012, 2011, and 2010, respectively.

Our predecessor also sponsored defined contribution plans for the benefit of substantially all their employees who attained 18 years of age. Matching contributions of up to 6% of an employee’s compensation were made and additional discretionary contributions for eligible employees meeting certain plan requirements was also an option under these plans. Employer contributions of approximately $0.2 million and $0.2 million were made to these other plans in 2011 and 2010, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 16. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated. Earnings per unit are computed independently for each of the quarters presented and the sum of the quarterly earnings per unit may not necessarily equal the total for the year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2012:	(In thousands, except per unit amounts)
Revenues	$34,793	$31,567	$34,637	$39,674
Operating income (loss)	27,365	19,377	(19,340)	14,279
Net income (loss)	26,636	15,527	(22,412)	11,166
Net income attributable to previous owners	4,833	15,765	2,828	6,266
Net income (loss) noncontrolling interest	(91)	16	92	87
Net income (loss) attributable to partners	20,894	(254)	(25,332)	4,813
Basic and diluted earnings per unit	0.94	(0.01)	(1.13)	0.19

For the Year Ended December 31, 2011:
Revenues	$28,366	$39,091	$40,996	$38,552
Operating income (loss)	(649)	80,179	34,136	11,551
Net income (loss)	(1,676)	77,833	31,957	9,509
Net income (loss) attributable to predecessor	(1,983)	63,811	14,162	(250)
Net income attributable to previous owners	425	14,144	17,785	3,083
Net income (loss) noncontrolling interest	(118)	(122)	10	84
Net income attributable to partners	—	—	—	6,592
Basic and diluted earnings per unit	—	—	—	0.30

As discussed in Note 1, we closed our IPO on December 14, 2011. We acquired additional oil and gas properties from Memorial Resource subsequent to our IPO in April and May 2012 and closed the Beta Acquisition in December 2012. The quarterly financial information presented above has been retrospectively revised for common control transactions that the Partnership has consummated in 2012. See Note 2 and 11 for additional information regarding earnings per unit.

Note 17. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Evaluated oil and natural gas properties (1)	$826,266	$664,507	$436,158
Unevaluated oil and natural gas properties	—	—	17,371
Accumulated depletion, depreciation, and amortization (1)	(158,437)	(121,333)	(107,961)

Total	$667,829	$543,174	$345,568

(1)	Amounts do not include costs for SPBPC and related support equipment.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Property acquisition costs, proved	$128,052	$138,175	$119,511
Exploration and extension well costs	—	16,599	7,123
Development (1)	33,715	35,037	12,577

Total	$161,767	$189,811	$139,211

(1)	Amounts do not include costs for SPBPC and related support equipment.

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

Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

NSAI was engaged to prepare portions of our reserves estimates comprising approximately 97% of our estimated proved reserves (by volume) at December 31, 2012. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2012	2011	2010
Oil ($/Bbl):
West Texas Intermediate spot (1)	$91.22	$92.78	$76.00
NGL ($/Bbl):
West Texas Intermediate spot (1)	$91.30	$93.77	$76.95
Natural Gas ($/MMbtu):
Henry Hub spot (2)	$2.757	$4.118	$4.376

(1)	The weighted average West Texas Intermediate spot price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub spot price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables set forth estimates of the net reserves as of December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31, 2012
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	15,188	328,218	6,763	459,913
Extensions and discoveries	2,795	11,357	726	32,485
Purchase of minerals in place	2,594	104,461	7,095	162,595
Production	(734)	(18,020)	(359)	(24,579)
Sales of minerals in place	—	—	—	—
Revision of previous estimates	(327)	(48,648)	4,826	(21,643)

End of year	19,516	377,368	19,051	608,771

Proved developed reserves:
Beginning of year	11,883	250,988	3,975	346,128
End of year	12,496	228,016	9,605	360,622
Proved undeveloped reserves:
Beginning of year	3,305	77,230	2,788	113,785
End of year	7,020	149,352	9,446	248,149

	Year Ended December 31, 2011
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	11,548	173,126	628	246,180
Extensions and discoveries	222	25,247	1,360	34,743
Purchase of minerals in place	1,030	136,345	4,146	167,399
Production	(688)	(15,936)	(182)	(21,155)
Reserves retained by our predecessor	(23)	(3,198)	—	(3,335)
Revision of previous estimates	3,099	12,634	811	36,081

End of year	15,188	328,218	6,763	459,913

Proved developed reserves:
Beginning of year	9,774	145,479	385	206,433
End of year	11,883	250,988	3,975	346,128
Proved undeveloped reserves:
Beginning of year	1,774	27,647	243	39,747
End of year	3,305	77,230	2,788	113,785

	Year Ended December 31, 2010
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	8,040	71,648	—	119,888
Extensions and discoveries	58	7,602	212	9,225
Purchase of minerals in place	326	88,125	1	90,085
Production	(639)	(9,151)	(69)	(13,403)
Revision of previous estimates	3,763	14,902	484	40,385

End of year	11,548	173,126	628	246,180

Proved developed reserves:
Beginning of year	6,122	57,805	—	94,537
End of year	9,774	145,479	385	206,433
Proved undeveloped reserves:
Beginning of year	1,918	13,843	—	25,351
End of year	1,774	27,647	243	39,747

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Noteworthy amounts included in the categories of proved reserve changes for the years 2012, 2011, and 2010 in the above tables include:

•	We acquired 162.6 Bcfe in multiple acquisitions, the largest being the Goodrich Acquisition of 148.9 Bcfe, during the year ended December 31, 2012.

•	Our predecessor acquired 167.4 Bcfe in multiple acquisitions, the largest being the Carthage Properties 112.5 Bcfe, during the year ended December 31, 2011.

•	Our predecessor and the previous owners acquired 90.1 Bcfe in multiple acquisitions, the largest being the Forest Oil properties of 47.0 Bcfe, during the year ended December 31, 2010.

See Note 3 for additional information on acquisitions.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

The standardized measure of discounted future net cash flows is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Future cash inflows	$3,673,230	$3,234,712	$1,655,343
Future production costs	(1,294,710)	(1,136,954)	(689,224)
Future development costs	(394,131)	(223,873)	(139,979)
Future income tax expense (1)	—	—	(5,463)

Future net cash flows for estimated timing of cash flows	1,984,389	1,873,885	820,677
10% annual discount for estimated timing of cash flows	(1,152,724)	(1,047,042)	(433,609)

Standardized measure of discounted future net cash flows	$831,665	$826,843	$387,068

(1)

We are subject to the Texas franchise tax which has a maximum effective rate of 0.7% of gross income apportioned to Texas. Due to immateriality we have excluded the impact of this tax for the years ended December 31, 2012 and 2011.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning of year	$826,843	$387,068	$176,241
Sale of oil and natural gas produced, net of production costs	(86,295)	(95,277)	(52,287)
Purchase of minerals in place	148,098	219,113	114,595
Sale of minerals in place	—	—	—
Reserves retain by predecessor	—	(1,940)	—
Extensions and discoveries	104,911	44,095	8,526
Changes in income taxes, net	—	—	(1,506)
Changes in prices and costs	(205,680)	142,390	44,321
Previously estimated development costs incurred	47,679	205	2,228
Net changes in future development costs	(19,561)	(10,196)	(1,696)
Revisions of previous quantities	(37,314)	121,458	98,983
Accretion of discount	82,684	38,707	17,721
Change in production rates and other	(29,700)	(18,780)	(20,058)

End of year	$831,665	$826,843	$387,068

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 18. Subsidiary Guarantors

The Partnership anticipates filing a registration statement on Form S-3 with the SEC to register, among other securities, debt securities. The subsidiaries of the Partnership (the “Subsidiaries”) will be co-registrants with the Partnership, and the registration statement will register guarantees of debt securities by one or more of the Subsidiaries (other than Memorial Production Finance Corporation, which may act as co-issuer of such debt securities). The Subsidiaries are 100 percent owned by the Partnership and any guarantees by the Subsidiaries will be full and unconditional. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations.