Form 10-Q
period 2013-06-30
Memorial Production Partners LP
filed 2013-08-07
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 39,195,888 common units, 5,360,912 subordinated units and 44,601 general partner units outstanding.

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

•

“the previous owners” for accounting and financial reporting purposes refers collectively to (a) certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, (b) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition and (c) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC (“WHT”) from February 2, 2011 (inception) through the date of acquisition;

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	June 30,	December 31,
	2013*	2012*
ASSETS
Current assets:
Cash and cash equivalents	$6,201	$7,990
Accounts receivable:
Oil and natural gas sales	23,433	17,017
Joint interest owners and other	901	1,427
Affiliates	8,665	8,497
Short-term derivative instruments	22,577	23,091
Prepaid expenses and other current assets	4,683	2,111

Total current assets	66,460	60,133
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	1,097,886	1,038,962
Other	1,692	1,541
Accumulated depreciation, depletion and impairment	(207,471)	(178,135)

Oil and natural gas properties, net	892,107	862,368
Long-term derivative instruments	21,072	11,524
Restricted investments	71,104	68,024
Other long–term assets	10,958	4,141

Total assets	$1,061,701	$1,006,190

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,102	$1,033
Accounts payable – affiliates	3,779	1,738
Revenues payable	2,972	3,108
Accrued liabilities	33,016	12,448
Short-term derivative instruments	1,872	2,635

Total current liabilities	42,741	20,962
Long-term debt (Note 8)	436,649	460,300
Asset retirement obligations	80,283	78,286
Long-term derivative instruments	2,801	9,578
Other long-term liabilities	1,908	2,100

Total liabilities	564,382	571,226
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Common units (39,195,888 units outstanding at June 30, 2013 and 28,921,903 units outstanding at December 31, 2012)	472,121	301,204
Subordinated units (5,360,912 units outstanding at June 30, 2013 and December 31, 2012)	19,209	20,156
General partner (44,601 units outstanding at June 30, 2013 and 34,317 units outstanding at December 31, 2012)	634	450

Total partners’ equity	491,964	321,810
Noncontrolling interests	5,355	5,261
Previous owners	--	107,893

Total equity	497,319	434,964

Total liabilities and equity	$1,061,701	$1,006,190

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2013*	2012*	2013*	2012*

Revenues:
Oil & natural gas sales	$57,609	$38,841	$101,644	$82,130
Pipeline tariff income and other	301	374	606	818

Total revenues	$57,910	$39,215	$102,250	$82,948

Costs and expenses:
Lease operating	12,361	12,434	25,459	25,519
Pipeline operating	479	424	949	1,158
Exploration	19	507	114	507
Production and ad valorem taxes	2,708	2,376	4,995	4,857
Depreciation, depletion, and amortization	16,160	11,825	29,315	22,955
General and administrative	5,630	3,828	10,417	8,204
Accretion of asset retirement obligations	999	931	1,997	1,874
Realized (gain) loss on commodity derivative instruments	(2,820)	(12,300)	(8,514)	(20,928)
Unrealized (gain) loss on commodity derivative instruments	(30,557)	(3,191)	(14,201)	(17,723)
(Gain) loss on sale of properties	--	(426)	--	(426)
Other, net	--	199	--	324

Total costs and expenses	4,979	16,607	50,531	26,321

Operating income (loss)	52,931	22,608	51,719	56,627
Other income (expense):
Interest expense, net	(6,466)	(4,727)	(11,499)	(7,236)
Amortization of investment premium	--	(24)	--	(145)

Total other income (expense)	(6,466)	(4,751)	(11,499)	(7,381)

Income (loss) before income taxes	46,465	17,857	40,220	49,246
Income tax benefit (expense)	(188)	(232)	(188)	(415)

Net income (loss)	46,277	17,625	40,032	48,831
Net income (loss) attributable to previous owners	--	17,863	(1,219)	28,266
Net income (loss) attributable to noncontrolling interest	98	16	94	(75)

Net income (loss) attributable to partners	$46,179	$(254)	$41,157	$20,640

Allocation of net income (loss) attributable to partners:
Limited partners	$46,133	$(254)	$41,116	$20,619

General partner	$46	$--	$41	$21

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$1.04	$(0.01)	$1.04	$0.93

Weighted average limited partner units outstanding:
Basic and diluted	44,231	22,236	39,668	22,210

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2013*	2012*

Cash flows from operating activities:
Net income (loss)	$40,032	$48,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	29,315	22,955
Unrealized (gain) loss on derivatives	(16,574)	(15,339)
Deferred income tax expense (benefit)	--	183
Amortization of deferred financing costs	3,277	552
Accretion of senior notes net discount	86	--
Amortization of investment premium	--	145
Accretion of asset retirement obligations	1,997	1,874
Amortization of equity awards	1,085	575
Gain on sale of properties	--	(426)
Exploration costs	95	--
Changes in operating assets and liabilities:
Accounts receivable	(6,058)	(2,343)
Prepaid expenses and other assets	(1,501)	100
Payables and accrued liabilities	7,216	1,333

Net cash provided by operating activities	58,970	58,440
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	--	(37,295)
Additions to oil and gas properties	(43,826)	(35,128)
Additions to restricted investments	(3,080)	(2,775)
Additions to other property and equipment	(130)	(759)
Proceeds from the sale of oil and natural gas properties	--	500

Net cash used in investing activities	(47,036)	(75,457)
Cash flows from financing activities:
Advances on revolving credit facilities	238,000	92,000
Payments on revolving credit facilities	(659,300)	(9,000)
Deferred financing costs	(11,224)	(21)
Proceeds from the issuances of senior notes	397,563	--
Proceeds from general partner contribution	189	--
Proceeds from the issuance of common units	179,371	--
Costs incurred in conjunction with issuance of common units	(7,592)	--
Distributions to partners	(40,030)	(12,716)
Distribution to Memorial Resource (see Note 1)	(110,700)	(45,489)
Distributions made by previous owners	--	(8,964)

Net cash provided by (used in) financing activities	(13,723)	15,810
Net change in cash and cash equivalents	(1,789)	(1,207)
Cash and cash equivalents, beginning of period	7,990	9,624

Cash and cash equivalents, end of period	$6,201	$8,417

Supplemental cash flows:
Cash paid for interest	$5,558	$3,991
Additions to oil and gas properties – change in capital accruals	15,190	6,810

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner’s Equity

	Limited Partners		General	Previous	Noncontrolling

	Common	Subordinated	Partner	Owners	Interest	Total

Balance December 31, 2012*	$301,204	$20,156	$450	$107,893	$5,261	$434,964
Net income (loss)	36,107	5,009	41	(1,219)	94	40,032
Net proceeds from the issuance of common units	171,779	--	--	--	--	171,779
Contributions	--	--	189	--	--	189
Distribution attributable to net assets acquired (Note 1)	(97,137)	(13,452)	(111)	--	--	(110,700)
Net book value of net assets acquired (Note 12)	93,605	12,964	105	(106,674)	--	--
Amortization of equity awards	1,085	--	--	--	--	1,085
Distributions	(34,522)	(5,468)	(40)	--	--	(40,030)

Balance June 30, 2013*	$472,121	$19,209	$634	--	$5,355	$497,319

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

References to “the previous owners” for accounting and financial reporting purposes refer collectively to: (i) certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, (ii) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition; and (iii) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC (“WHT”) from February 2, 2011 (inception) through the date of acquisition. Each of these acquisitions was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired was recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisitions as if the Partnership owned the assets for periods after common control commenced through their respective acquisition dates. The WHT Properties represent additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. See Note 12 for additional information regarding these common control transactions.

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

Our results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the recast audited consolidated and combined financial statements and notes thereto included in our Current Report on Form 8-K filed on June 19, 2013 (our “Recast Form 8-K”).

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

Note 2.  Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our Recast Form 8-K.

Current Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2013	2012

Accrued capital expenditures	$19,932	$4,742
Accrued lease operating expense	3,897	3,944
Accrued interest payable	6,276	618
Accrued ad valorem	2,072	341
Other	839	2,803

	$33,016	$12,448

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

Note 3.  Acquisitions and Divestitures

Related Party. See Note 12 for further information regarding related party acquisitions that have been accounted for as transactions between entities under common control that impact the basis of presentation for the periods presented.

Third Party. No third party acquisitions were consummated during the six months ended June 30, 2013. On May 1, 2012, we acquired non-operating interests in certain oil and natural gas properties located in East Texas and North Louisiana from an undisclosed third party seller for a final net purchase price of approximately $36.5 million after customary post-closing adjustments.

Acquisition-related costs. Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2013	2012	2013	2012

$ 897	$286	$1,112	$399

Disclosure of Supplementary Pro Forma Information for Business Combinations. In May and September 2012, we closed two third-party acquisitions. The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2012 as though these third-party acquisitions had been completed on January 1, 2011. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and was adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,

	2012	2012

	(In thousands, except per unit amounts)

Revenues	$45,230	$99,143
Net income	19,567	55,529
Basic and diluted earnings per unit	0.08	1.23

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2013 and December 31, 2012. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2013 and December 31, 2012 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2013 Using

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$--	$88,515	$--	$88,515
Interest rate derivatives		186	--	186

Total assets	$--	$88,701	$--	$88,701

Liabilities:
Commodity derivatives	$--	$46,826	$--	$46,826
Interest rate derivatives	--	2,899	--	2,899

Total liabilities	$--	$49,725	$--	$49,725

	Fair Value Measurements at December 31, 2012 Using

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

	(In thousands)
Assets:
Commodity derivatives	$--	$69,303	$--	$69,303

Liabilities:
Commodity derivatives	$--	$41,814	$--	$41,814
Interest rate derivatives	--	5,087	--	5,087

Total liabilities	$--	$46,901	$--	$46,901

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender under our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $17.3 million against amounts outstanding under our revolving credit facility at June 30, 2013, reducing our maximum credit exposure to approximately $22.9 million, of which approximately $9.0 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to NYMEX WTI, Inter-Continental Exchange (“ICE”) Brent and California Midway-Sunset. Our NGL derivative contracts are indexed to OPIS Mont Belvieu. At June 30, 2013, we had the following open commodity positions:

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Remaining 2013	2014	2015	2016	2017	2018	2019

Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	1,045,172	1,432,125	1,336,112	1,413,275	1,290,067	1,220,000	1,064,583
Weighted-average fixed price	$4.32	$4.35	$4.30	$4.51	$4.33	$4.67	$5.12

Collar contracts:
Average Monthly Volume (MMBtu)	840,000	300,000	200,000	--	--	--	--
Weighted-average floor price	$4.82	$5.08	$5.25	$--	$--	$--	$--
Weighted-average ceiling price	$5.88	$6.31	$6.75	$--	$--	$--	$--

Call spreads (1):
Average Monthly Volume (MMBtu)	430,000	120,000	80,000	--	--	--	--
Weighted-average sold strike price	$4.59	$5.08	$5.25	$--	$--	$--	$--
Weighted-average bought strike price	$5.84	$6.31	$6.75	$--	$--	$--	$--

Basis swaps:
Average Monthly Volume (MMBtu)	1,280,932	1,728,750	--	--	--	--	--
Spread	$(0.10)	$(0.09)	$--	$--	$--	$--	$--

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	51,632	57,810	61,031	56,013	52,000	42,000	--
Weighted-average fixed price	$106.05	$99.21	$95.65	$93.31	$90.99	$90.66	$--

Collar contracts:
Average Monthly Volume (Bbls)	10,600	8,000	--	--	--	--	--
Weighted-average floor price	$88.87	$90.00	$--	$--	$--	$--	$--
Weighted-average ceiling price	$118.59	$117.72	$--	$--	$--	$--	$--

Basis swaps:
Average Monthly Volume (Bbls)	40,000	45,958	--	--	--	--	--
Spread	$(10.20)	$(9.00)	$--	$--	$--	$--	$--

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	69,173	58,350	--	--	--	--	--
Weighted-average fixed price	$41.32	$42.00	$--	$--	$--	$--	$--
(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. In connection with the issuances of senior notes in April and May 2013 (see Note 8), we entered into offsetting interest rate swap derivative instruments to avoid being over-hedged. At June 30, 2013, we had the following interest rate swap open positions:

Period Covered	Notional ($ in thousands)	Floating Rate	Fixed Rate	Fixed Rate Payer

April 2011 to April 2014 (1)	$75,000	1 Month LIBOR	1.510%	Partnership
April 2013 to October 2013	$75,000	1 Month LIBOR	1.510%	Counterparty
January 2013 to December 2016	$100,000	1 Month LIBOR	1.305%	Partnership
April 2013 to October 2013	$40,000	1 Month LIBOR	1.305%	Counterparty
January 2013 to December 2016	$50,000	1 Month LIBOR	0.970%	Partnership
October 2013 to April 2014	$40,000	1 Month LIBOR	1.370%	Partnership
April 2014 to October 2014	$75,000	1 Month LIBOR	1.640%	Partnership
June 2013 to October 2013	$110,000	1 Month LIBOR	1.153%	Counterparty
October 2014 to February 2015	$110,000	1 Month LIBOR	1.400%	Partnership

(1) These interest rate swaps were novated to the Partnership from the previous owners in connection with the March 2013 acquisition.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2013 and December 31, 2012. There was no cash collateral received or pledged associated with our derivative instruments since each of the counterparties to our derivative contracts is a lender under our credit agreement.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,

Type	Balance Sheet Location	2013	2012	2013	2012

		(In thousands)

Natural gas contracts	Short-term derivative instruments	$17,222	$22,069	$692	$961
Oil contracts	Short-term derivative instruments	6,304	6,453	3,610	4,483
NGL contracts	Short-term derivative instruments	3,410	871	145	1,124
Interest rate swaps	Short-term derivative instruments	88	--	1,872	2,369

Gross fair value		27,024	29,393	6,319	8,937
Netting arrangements	Short-term derivative instruments	(4,447)	(6,302)	(4,447)	(6,302)

Net recorded fair value	Short-term derivative instruments	$22,577	$23,091	$1,872	$2,635

Natural gas contracts	Long-term derivative instruments	$16,905	$17,435	$10,860	$9,352
Oil contracts	Long-term derivative instruments	43,143	22,471	31,518	25,360
NGL contracts	Long-term derivative instruments	1,531	4	1	534
Interest rate swaps	Long-term derivative instruments	98	--	1,027	2,718

Gross fair value		61,677	39,910	43,406	37,964
Netting arrangements	Long-term derivative instruments	(40,605)	(28,386)	(40,605)	(28,386)

Net recorded fair value	Long-term derivative instruments	$21,072	$11,524	$2,801	$9,578

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for financial reporting purposes and neither did the previous owners. Accordingly, all gains and losses, including unrealized gains and losses from changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the unrealized and realized gains and losses related to derivative instruments for the three and six months ended June 30, 2013 and 2012 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statements of Operations Location	2013	2012	2013	2012

Commodity derivative contracts	Realized (gain) loss on commodity derivatives	$(2,820)	$(12,300)	$(8,514)	$(20,928)
Commodity derivative contracts	Unrealized (gain) loss on commodity derivatives	(30,557)	(3,191)	(14,201)	(17,723)
Interest rate swaps (1)	Interest expense	(1,450)	2,384	(1,445)	3,026

(1)	Included in the amounts are net cash payments of approximately: (i) $0.4 million and $0.9 million for the three and six months ended June 30, 2013, respectively and (ii) $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively.

Note 6.  Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2013 (in thousands):

Asset retirement obligations at beginning of period	$78,286
Liabilities added from acquisitions or drilling	20
Liabilities removed upon plugging and abandoning	(20)
Accretion expense	1,997

Asset retirement obligations at end of period	$80,283

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7.  Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. The components of the restricted investment balance consisted of the following at the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)

BOEM platform abandonment (See Note 13)	$64,302	$61,389
BOEM lease bonds	776	776

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,126	1,959
California State Lands Commission pipeline right-of-way bond	3,000	3,000
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	300	300
Port of Long Beach pipeline license	100	100

Restricted investments	$71,104	$68,024

Note 8.  Long Term Debt

The following table presents our consolidated and combined debt obligations at the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)

$1.0 billion revolving credit facility, variable–rate, due March 2018	$39,000	$371,000
7.625% senior notes, fixed-rate, due May 1, 2021 (1)	400,000	--
$400.0 million WHT revolving credit facility, variable-rate, terminated March 2013	--	89,300
Unamortized discounts and premiums	(2,351)	--

Total long-term debt	$436,649	$460,300

(1) The estimated fair value of our fixed-rate debt was $396.0 million. The estimated fair value is based on quoted market prices and is classified as Level 1 within the fair value hierarchy.

Subsidiary Guarantors

We filed a universal shelf registration statement with the SEC, which was declared effective on March 15, 2013, that allows us to issue up to $750.0 million in debt and equity securities. Any debt securities issued will be governed by an indenture. Furthermore, any debt securities issued may be jointly and severally, fully and unconditionally guaranteed (subject to customary release provisions) by certain of the Partnership’s subsidiaries (collectively, the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned by the Partnership. The Partnership has no material assets or operations independent of the Guarantor Subsidiaries and there are no significant restrictions upon the ability of the Guarantor Subsidiaries to distribute funds to the Partnership.

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for each credit facility was the following at the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)

$1.0 billion revolving credit facility, variable–rate, due March 2018 (1)	$480,000	$460,000
$400.0 million WHT revolving credit facility, variable-rate, terminated March 2013	--	120,000

(1)   The borrowing base increased to $580.0 million effective March 28, 2013. The borrowing base was automatically reduced to its current level in conjunction with the issuances of senior notes in April and May 2013 in accordance with the terms of our credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

OLLC Revolving Credit Facility

OLLC entered into a $1.0 billion revolving credit facility at the closing of our initial public offering, which is guaranteed by us and certain of our current and future subsidiaries.

WHT Revolving Credit Facility

WHT entered into a $400.0 million revolving credit facility on April 8, 2011 with a maturity date of April 8, 2016. On March 28, 2013, the debt balance then outstanding under the revolving credit facility of $89.3 million and all accrued interest was paid off in full and the revolving credit facility was terminated.

REO Revolving Credit Facility

On October 26, 2011, REO entered into a three-year, $150.0 million revolving credit facility. On December 12, 2012, indebtedness then outstanding under the revolving credit facility of $28.5 million and all accrued interest was paid off in full and the revolving credit facility was terminated.

7.625% Senior Notes

On April 17, 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. On May 23, 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102% of par. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes are governed by an indenture. The Senior Notes are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the Senior Notes upon a change of control. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

OLLC revolving credit facility	2.63%	2.71%	2.71%	2.78%
WHT revolving credit facility	n/a	2.78%	2.29%	2.77%
REO revolving credit facility	n/a	3.31%	n/a	3.36%

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)

OLLC revolving credit facility (1)	$3,787	$3,359
Senior Notes (2)	9,067	--
WHT revolving credit facility (3)	--	1,419

(1)   Additional financing costs were incurred in connection with the borrowing base increase that became effective March 28, 2013. Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility. As disclosed above, the borrowing base was automatically reduced upon issuance of the Senior Notes. As a result, approximately $0.9 million of deferred financing costs were written-off during both the three and six months ended June 30, 2013 and are included in interest expense in the accompanying statements of operations.

(2)   Unamortized deferred financing costs are amortized using the straight line method which approximates the effective interest method.

(3)   The unamortized deferred financing costs were written-off at the time the debt was repaid and the facility was terminated on March 28, 2013.

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

	OLLC Revolving Credit Facility	WHT Revolving Credit Facility	REO Revolving Credit Facility	Total

For the Six Months Ended June 30, 2013:
Advances on revolving credit facility	$237,000	$1,000	$--	$238,000
Payments on revolving credit facility	(569,000)	(90,300)	--	(659,300)

For the Six Months Ended June 30, 2012:
Advances on revolving credit facility	$84,000	$1,000	$7,000	$92,000
Payments on revolving credit facility	--	(1,500)	(7,500)	(9,000)

Note 9.  Equity & Distributions

2013 Public Equity Offering

On March 25, 2013, we issued 9,775,000 common units representing limited partner interests in the Partnership (including 1,275,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $18.35 per unit generating total net proceeds of approximately $171.8 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT as further discussed under Note 12.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2012:

	Common	Subordinated	General Partner
Balance December 31, 2012	28,921,903	5,360,912	34,317
Common units issued	9,775,000	--	--
Restricted common units issued	515,947	--	--
Restricted common units forfeited	(10,648)	--	--
Restricted common units repurchased (1)	(6,314)	--	--
General partner units issued	--	--	10,284

Balance June 30, 2013	39,195,888	5,360,912	44,601

(1)    Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were $0.1 million. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the six months ended June 30, 2013.

As of June 30, 2013, Memorial Resource owned approximately 18.0% of the common units and 100% of the subordinated units. Memorial Resource owns all of the voting interests in our general partner and 50% of the economic interest in our IDRs. The Funds collectively directly own, through non-voting membership interests in our general partner, 50% of the remaining economic interest in our IDRs.

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

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

Quarter	Declaration Date	Record Date	Payable Date	Amount Per Unit (1)	Aggregate Distribution	Memorial Resource Distribution

2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4
4th Quarter 2012	January 15, 2013	February 1, 2013	February 13, 2013	$0.5075	$17.4	$6.3
3rd Quarter 2012	October 19, 2012	November 1, 2012	November 12, 2012	$0.4950	$11.1	$6.2
2nd Quarter 2012	July 19, 2012	August 1, 2012	August 13, 2012	$0.4800	$10.7	$6.0
1st Quarter 2012	April 19, 2012	May 1, 2012	May 14, 2012	$0.4800	$10.7	$6.0
4th Quarter 2011	January 26, 2012	February 6, 2012	February 13, 2012	$0.0929	$2.0	$1.2

(1)	The $0.0929 per unit pro-rated distribution paid on February 13, 2012 was based upon the minimum quarterly distribution of $0.4750 per unit adjusted to take into account the 18-day period of the fourth quarter of 2011 during which the Partnership was a public entity.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10.  Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to partners	$46,179	$(254)	$41,157	$20,640
Less: General partner’s 0.1% interest in net income (loss)	46	--	41	21

Limited partners’ interest in net income (loss)	$46,133	$(254)	$41,116	$20,619

Weighted average limited partner units outstanding:
Common units	38,870	16,875	34,307	16,849
Subordinated units	5,361	5,361	5,361	5,361

Total	44,231	22,236	39,668	22,210

Basic and diluted EPU	$1.04	$(0.01)	$1.04	$0.93

Note 11.  Equity-based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)

Restricted common units outstanding at December 31, 2012	285,609	$18.08
Granted (2)	515,947	$18.81
Forfeited	(10,648)	$17.14
Vested	(87,727)	$18.33

Restricted common units outstanding at June 30, 2013	703,181	$18.59

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

(2)   The aggregate grant date fair value of restricted common unit awards issued in 2013 was $9.7 million based on grant date market prices ranging from of $18.33 to $19.88 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2013	2012	2013	2012

$ 663	$ 327	$ 1,085	$ 575

The unrecognized compensation cost associated with restricted common unit awards was $12.2 million at June 30, 2013. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.66 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12.  Related Party Transactions

Amounts due to (due from) Memorial Resource and certain of its subsidiaries at June 30, 2013 and December 31, 2012 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

The following table summarizes the amount of related party transactions reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2013	2012	2013	2012

$2,495	$1,564	$4,760	$3,133

These costs and expenses, the vast majority of which are general and administrative, represent payments under our omnibus agreement (as discussed below) and management fees paid to affiliates for operating our assets.

Common Control Acquisitions

March 2013 Acquisition. On March 28, 2013, we acquired all of the outstanding equity interests in WHT from operating subsidiaries of Memorial Resource for a purchase price of $200.0 million, which included $4.0 million of working capital and other customary adjustments. This acquisition was funded with borrowings under our revolving credit facility and the net proceeds from our March 25, 2013 public offering of common units (including our general partner’s proportionate capital contribution). The effective date for this transaction was January 1, 2013. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. The acquired properties consist of additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource continues to provide management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2013	2012	2013	2012

$1,766	$383	$3,251	$659

Tax Sharing Agreement

The tax sharing agreement pursuant to which we pay Memorial Resource (or its applicable affiliate(s)) our share of state and local income and other taxes for which our results are included in a combined or consolidated tax return filed by Memorial Resource or its applicable affiliate(s) also remains in effect.

Beta Management Agreement

The Partnership acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California, in December 2012. We refer to this transaction as the “Beta acquisition” and the acquired properties as the “Beta properties.” In connection with the Beta acquisition, Memorial Resource entered into a management agreement with its wholly-owned subsidiary, Beta Operating Company, LLC, pursuant to which Memorial Resource agreed to provide management and administrative oversight with respect to the services provided by such subsidiary under certain operating agreements with our subsidiary, Rise Energy Beta, LLC, related to the Beta properties in exchange for an annual management fee. Pursuant to such management agreement and in connection with such operating agreements, Memorial Resource will receive approximately $0.4 million from Rise Energy Beta, LLC annually.

An affiliate of REO collected a management fee for providing administrative services to REO prior to the Beta acquisition. These administrative services included accounting, business development, finance, legal, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. The following table summarizes the amount of management fees REO incurred and paid, which are included in general and administrative expenses in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended June 30,	For the Six Months Ended June 30,
2012	2012

$ 478	$1,155

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Memorial Resource Revolving Credit Facility

Memorial Resource has a senior secured revolving credit facility, which is guaranteed by our general partner. Memorial Resource has pledged 7,061,294 of our common units; 5,360,912 of our subordinated units; and its ownership in our general partner as security under the credit facility as well as its oil and gas properties and certain other assets of Memorial Resource.

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

At June 30, 2013 and December 31, 2012, we had $0.9 million and $1.1 million of environmental reserves recorded on our balance sheets, respectively.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of June 30, 2013 (in thousands):

Investment	Amortized Cost	Unrealized Gain (Loss)	Fair Market Value

U.S. Bank Money Market Cash Equivalent	$101,181	$--	$101,181
U.S. Government Treasury Note, maturity of March 31, 2014, and 1.75% coupon	23,073	273	23,346

Less: Outside working interest owners share	(59,952)	(132)	(60,084)

	$64,302	$141	$64,443

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2013	$64,170
June 30, 2014	$68,310
June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of June 30, 2013, the maximum remaining obligation net to REO’s interest was approximately $14.2 million.

Note 14.  Subsequent Events

On July 15, 2013, we entered into several definitive purchase and sale agreements to acquire, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas, and the Rockies from both Memorial Resource and affiliates of NGP for an aggregate purchase price of approximately $606.0 million, subject to customary purchase price adjustments. The Partnership expects to fund the transaction through borrowings under its revolving credit facility. The transaction has an effective date of July 1, 2013 and is expected to close in October 2013. Closing is subject to customary closing conditions. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. This acquisition will be accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Recast Form 8-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Significant Recent Developments

Definitive Agreements to Acquire Oil & Natural Gas Properties from Affiliates

On July 15, 2013, we entered into several definitive purchase and sale agreements to acquire, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas, and the Rockies from both Memorial Resource and affiliates of NGP for an aggregate purchase price of approximately $606.0 million, subject to customary purchase price adjustments. The Partnership expects to fund the transaction through borrowings under its revolving credit facility. The transaction has an effective date of July 1, 2013 and is expected to close in October 2013. Closing is subject to customary closing conditions. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. This acquisition will be accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

7.625% Senior Notes

On April 17, 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by certain of the Partnership’s subsidiaries and by certain future subsidiaries of the Partnership. On May 23, 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102% of par. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013.

For additional information regarding the Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

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

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point in time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we intend to individually identify these non-speculative hedges as “designated hedges” for U.S. federal income tax purposes as we enter into them, resulting in ordinary income treatment of our realized hedge activity. By removing a significant portion of this price volatility on our future production through December 2019, we have mitigated, but not eliminated, the potential effects of changing commodity prices on our cash flows from operations for those periods.

It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Calculation of Adjusted EBITDA:
Net income (loss)	$46,277	$17,625	$40,032	$48,831
Interest expense, net	6,466	4,727	11,499	7,236
Income tax expense	188	232	188	415
DD&A	16,160	11,825	29,315	22,955
Accretion of AROs	999	931	1,997	1,874
Unrealized (gains) losses on commodity derivative instruments	(30,557)	(3,191)	(14,201)	(17,723)
Gain on sale of properties	--	(426)	--	(426)
Acquisition related costs	897	286	1,112	399
Unit-based compensation expense	663	327	1,085	575
Exploration costs	19	507	114	507
Amortization of investment premium	--	24	--	145
Net operating cash flow from acquisitions, effective date through closing date	--	1,888	--	1,888

Adjusted EBITDA	$41,112	$34,755	$71,141	$66,676

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$30,825	$26,718	$58,970	$58,440
Changes in working capital	2,223	2,707	343	910
Interest expense, net	6,466	4,727	11,499	7,236
Unrealized (loss) gain on interest rate swaps	1,835	(2,035)	2,373	(2,384)
Amortization of deferred financing fees	(1,255)	(275)	(3,277)	(552)
Accretion of senior notes discount	(86)	--	(86)	--
Acquisition related expenses	897	286	1,112	399
Income tax expense – current portion	188	232	188	232
Exploration costs	19	507	19	507
Net operating cash flow from acquisitions, effective date through closing date	--	1,888	--	1,888

Adjusted EBITDA	$41,112	$34,755	$71,141	$66,676

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Recast Form 8-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2013 and 2012 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through the date of acquisition, and the WHT Properties acquired from Memorial Resource in March 2013 from February 2, 2011 (inception) through the date of acquisition.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Recast)		(Recast)
Revenues:
Oil & natural gas sales	$57,609	$38,841	$101,644	$82,130
Pipeline tariff income and other	301	374	606	818

Total revenues	$57,910	$39,215	$102,250	$82,948

Costs and expenses:
Lease operating	12,361	12,434	25,459	25,519
Pipeline operating	479	424	949	1,158
Exploration	19	507	114	507
Production and ad valorem taxes	2,708	2,376	4,995	4,857
Depreciation, depletion, and amortization	16,160	11,825	29,315	22,955
General and administrative	5,630	3,828	10,417	8,204
Accretion of asset retirement obligations	999	931	1,997	1,874
Realized (gain) loss on commodity derivative instruments	(2,820)	(12,300)	(8,514)	(20,928)
Unrealized (gain) loss on commodity derivative instruments	(30,557)	(3,191)	(14,201)	(17,723)
(Gain) loss on sale of properties	--	(426)	--	(426)
Other, net	--	199	--	324

Total costs and expenses	4,979	16,607	50,531	26,321

Operating income (loss)	52,931	22,608	51,719	56,627
Other income (expense):
Interest expense, net	(6,466)	(4,727)	(11,499)	(7,236)
Amortization of investment premium	--	(24)	--	(145)

Total other income (expense)	(6,466)	(4,751)	(11,499)	(7,381)

Income before income taxes	46,465	17,857	40,220	49,246
Income tax benefit (expense)	(188)	(232)	(188)	(415)

Net income (loss)	46,277	17,625	40,032	48,831
Net income (loss) attributable to previous owners	--	17,863	(1,219)	28,266
Net income (loss) attributable to noncontrolling interest	98	16	94	(75)

Net income (loss) attributable to partners	$46,179	$(254)	$41,157	$20,640

Oil and natural gas revenue:
Oil sales	$23,511	$19,914	$41,935	$41,035
NGL sales	11,536	5,816	20,393	12,515
Natural gas sales	22,562	13,111	39,316	28,580

Total oil and natural gas revenue	$57,609	$38,841	$101,644	$82,130

Production volumes:
Oil (MBbls)	244	200	420	395
NGLs (MBbls)	385	165	655	294
Natural gas (MMcf)	6,699	5,765	12,385	11,320

Total (MMcfe)	10,473	7,951	18,836	15,451

Average net production (MMcfe/d)	115.1	87.4	104.1	84.9

Average sales price (excluding commodity derivatives):
Oil (per Bbl)	$96.23	$99.76	$99.87	$103.92
NGL (per Bbl)	$29.99	$35.31	$31.12	$42.63
Natural gas (per Mcf)	$3.37	$2.27	$3.17	$2.52

Total (Mcfe)	$5.50	$4.88	$5.40	$5.32

Average unit costs per Mcfe:
Lease operating expense	$1.18	$1.56	$1.35	$1.65
Production and ad valorem taxes	$0.26	$0.30	$0.27	$0.31
General and administrative expenses	$0.54	$0.48	$0.55	$0.53
Depletion, depreciation, and amortization	$1.54	$1.49	$1.56	$1.49

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net income of $46.2 million was generated for the three months ended June 30, 2013. Net income was $17.6 million for the three months ended June 30, 2012, of which $17.9 million was attributable to the previous owners.

Revenues. Oil, natural gas and NGL revenues for 2013 totaled $57.6 million, an increase of $18.8 million compared with 2012. Production increased 2,522 MMcfe (approximately 32%) and the average realized sales price (excluding realized gain on derivatives) increased $0.62 per Mcfe. The favorable volume and pricing variance contributed to an approximate $12.3 million and $6.5 million increase in revenues, respectively.

Effective January 1, 2013, we also began presenting NGLs volumes and revenues produced from our South Texas properties separately from gas volumes and revenues for accounting purposes. This change in presentation had no impact on total oil and natural gas revenue reported for the comparable period.

Lease Operating. Lease operating expenses for both 2013 and 2012 were $12.4 million. On a per Mcfe basis, lease operating expenses decreased to $1.18 for 2013 from $1.56 for 2012, primarily due to an increase in production volumes between periods.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2013 totaled $2.7 million, an increase of $0.3 million compared with 2012. On a per Mcfe basis, production and ad valorem taxes decreased to $0.26 for 2013 from $0.30 for 2012.

Depreciation, Depletion and Amortization. DD&A expense for 2013 was $16.2 million compared to $11.8 million for 2012, a $4.4 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions consummated during 2012 and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $3.8 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $0.6 million.

General and Administrative. General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to affiliates, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2013 were $5.6 million. General and administrative expenses for 2013 included $0.7 million of non-cash unit-based compensation expense and $0.9 million of acquisition-related costs. General and administrative expenses for 2012 totaled $3.8 million, of which $1.8 million was attributable to the previous owners. General and administrative expenses for 2012 included $0.3 million of non-cash unit-based compensation expense and $0.3 million of acquisition-related costs.

In 2012, Memorial Resource allocated its general and administrative costs based on the relative size of our proved and probable reserves in comparison to Memorial Resource’s proved and probable reserves. In January 2013, Memorial Resource began to allocate its general and administrative costs based on our relative production in comparison to Memorial Resource’s production. The higher general and administrative split between the Partnership and Memorial Resource as well as increased salaries and employee count in 2013 contributed to increased general and administrative expenses.

Gain/Loss on Derivative Instruments. Net gains on commodity derivative instruments of $33.4 million were recognized during 2013, of which $2.8 million were realized gains and $30.6 million were unrealized gains. Net gains on commodity derivative instruments of $15.5 million were recognized during 2012, of which $12.3 million were realized gains and $3.2 million were unrealized gains.

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

Net Interest Expense. Net interest expense is comprised of interest on credit facilities, interest on the Senior Notes, amortization of debt issue costs, accretion of net discount associated with the Senior Notes, and realized and unrealized gains and losses on interest rate swaps. Net interest expense totaled $6.5 million during 2013, including unrealized gains on interest rate swaps of approximately $1.8 million, amortization of deferred financing fees of approximately $1.3 million, and accretion of net discount associated with the Senior Notes of $0.1 million. Approximately $0.9 million of deferred financing costs were written-off associated with the Partnership’s revolving credit facility in connection with automatic borrowing base reductions upon the issuances of the Senior Notes. Net interest expense totaled $4.7 million during 2012, including unrealized losses on interest rate swaps of approximately $2.0 million and amortization of deferred financing fees of approximately $0.3 million.

Average outstanding borrowings under the Partnership’s revolving credit facility were $138.4 million during 2013 compared to $176.2 million during 2012. Average outstanding borrowings under the previous owners’ revolving credit facilities were $136.0 million during 2012. The previous owners’ had no outstanding borrowings during 2013. During 2013, the Issuers also issued $400.0 million aggregate principal amount of the Senior Notes. See “— Significant Recent Developments” for additional information regarding the issuances of the Senior Notes.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net income of $40.0 million was generated for the six months ended June 30, 2013, of which $1.2 million of losses were attributable to the previous owners. Net income was $48.8 million for the six months ended June 30, 2012, of which $28.3 million was attributable to the previous owners.

Revenues. Oil, natural gas and NGL revenues for 2013 totaled $101.6 million, an increase of $19.5 million compared with 2012. Production increased 3,385 MMcfe (approximately 22%) and the average realized sales price (excluding realized gain on derivatives) increased $0.08 per Mcfe. The favorable volume and pricing variance contributed to an approximate $18.0 million and $1.5 million increase in revenues, respectively.

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

Lease Operating. Lease operating expenses for both 2013 and 2012 were $25.5 million. On a per Mcfe basis, lease operating expenses decreased to $1.35 for 2013 from $1.65 for 2012, primarily due to an increase in production volumes between periods.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2013 totaled $5.0 million, an increase of $0.1 million compared with 2012. On a per Mcfe basis, production and ad valorem taxes decreased to $0.27 for 2013 from $0.31 for 2012.

Depreciation, Depletion and Amortization. DD&A expense for 2013 was $29.3 million compared to $23.0 million for 2012, a $6.3 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to both third party acquisitions consummated during 2012 and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $5.0 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $1.3 million.

General and Administrative. General and administrative expenses for 2013 were $10.4 million, which included $1.1 million of non-cash unit-based compensation expense and $1.1 million of acquisition-related costs. General and administrative expenses for 2012 totaled $8.2 million, of which $4.2 million was attributable to the previous owners. General and administrative expenses for 2012 included $0.6 million of non-cash unit-based compensation expense and $0.4 million of acquisition-related costs.

Gain/Loss on Derivative Instruments. Net gains on commodity derivative instruments of $22.7 million were recognized during 2013, of which $8.5 million were realized gains and $14.2 million were unrealized gains. Net gains on commodity derivative instruments of $38.6 million were recognized during 2012, of which $20.9 million were realized gains and $17.7 million were unrealized gains.

Net Interest Expense. Net interest expense totaled $11.5 million during 2013, including unrealized gains on interest rate swaps of approximately $2.4 million, amortization of deferred financing fees of approximately $3.3 million, and accretion of net discount associated with the Senior Notes of $0.1 million. Unamortized deferred financing costs of $1.4 million associated with the previous owner’s revolving credit facility were written-off at the time their debt was repaid and terminated in March 2013. Additionally, approximately $0.9 million of deferred financing costs were written-off associated with the Partnership’s revolving credit facility in connection with automatic borrowing base reductions upon the issuances of the Senior Notes. Net interest expense totaled $7.2 million during 2012, including unrealized losses on interest rate swaps of approximately $2.4 million and amortization of deferred financing fees of approximately $0.6 million. Average outstanding borrowings under the Partnership’s revolving credit facility were $253.6 million during 2013 compared to $148.1 million during 2012. Average outstanding borrowings under the previous owners’ revolving credit facilities were $88.5 million during 2013 compared to $135.3 million during 2012. As noted above, the Issuers also issued $400.0 million aggregate principal amount of the Senior Notes during 2013.

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

As of June 30, 2013, our liquidity of $447.2 million consisted of $6.2 million of available cash and $441.0 million of available borrowings under our revolving credit facility. Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We filed a universal shelf registration statement with the SEC, which was declared effective on March 15, 2013, that allows us to issue up to $750.0 million in debt and equity securities for general partnership purposes. Our primary cash requirements are for distributions to our partners, capital expenditures, debt service and working capital needs.

The Partnership used the net proceeds generated from the issuances of the Senior Notes (discussed above) to repay a portion of the indebtedness outstanding under its revolving credit facility. In connection with the issuances of the Senior Notes and repayment of indebtedness under our revolving credit facility, we reduced the notional amount of our interest rate swap derivative instruments by entering into offsetting positions. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for additional information.

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

As of June 30, 2013, we had a positive working capital balance of $23.7 million.

As previously discussed under “— Significant Recent Developments,” we expect to acquire certain oil and gas properties from both Memorial Resource and affiliates of NGP for an aggregate purchase price of approximately $606.0 million in October 2013 through borrowings under our revolving credit facility. The Partnership is currently working with its lenders to complete a redetermination of the borrowing base for the pending acquisition.

Capital Expenditures

For the six months ended June 30, 2013, our total capital expenditures were $59.0 million (including the change in capital accruals). Our capital spending program related to drilling, recompletions and capital workovers was approximately 86% of total capital expenditures. The remaining expenditures were primarily related to California facility upgrades, including upgrading permanent drilling equipment systems on the Ellen platform and installation of a power supply cable. We spent approximately 81% in East Texas / North Louisiana, 16% in California and 3% in South Texas.

Revolving Credit Facility

OLLC entered into a $1.0 billion revolving credit facility at the closing of our initial public offering that matures in March 2018 and is guaranteed by us and certain of our current and future subsidiaries. As of June 30, 2013, the borrowing base under our revolving credit facility was $480.0 million and we had $39.0 million of outstanding borrowings. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The Partnership is currently working with its lenders to complete a redetermination of the borrowing base for the recently announced acquisition that is expected to close in October 2013. See “— Significant Recent Developments” for additional information regarding this pending acquisition. As of June 30, 2013, we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Senior Notes due 2021

See “— Significant Recent Developments” for additional information regarding the issuances of the Senior Notes.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production. It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2013, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

Consistent with our hedging policy, we entered into incremental commodity derivative contracts that, together with the commodity derivative contracts that will be novated to the Partnership upon the closing of the pending acquisition previously discussed under “— Significant Recent Developments,” cover up to 85% of projected production volumes related to this pending acquisition through 2018.

Interest Rate Derivative Contracts

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts. From time to time we enter into offsetting positions to avoid being over-hedged.

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of June 30, 2013.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2013 and 2012 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through the date of acquisition, and the WHT Properties acquired from Memorial Resource in March 2013 from February 2, 2011 (inception) through the date of acquisition. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$58,970	$58,440
Net cash used in investing activities	(47,036)	(75,457)
Net cash provided by (used in) financing activities	(13,723)	15,810

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Although net income decreased by $8.8 million as further discussed above under “— Results of Operations,” net cash provided by operating activities increased by $0.5 million.

Investing Activities. Net cash used in investing activities during 2013 was $47.0 million, of which $43.8 million was used for additions to oil and gas properties. Cash used in investing activities during 2012 was $75.4 million, of which $37.3 million was used to acquire oil and natural gas properties from a third party and $35.1 million was used for additions to oil and gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. Additions to restricted investments during 2013 were $3.1 million compared to $2.8 million during 2012. The decrease in additions to other property and equipment was approximately $0.6 million.

Financing Activities. On March 25, 2013, we issued 9,775,000 common units representing limited partner interests in the Partnership (including 1,275,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $18.35 per unit generating gross proceeds of approximately $179.4 million, offset by approximately $7.6 million of costs incurred in conjunction with the issuance of common units. The net proceeds were used to repay borrowings outstanding under the Partnership’s revolving credit facility.

Distributions to partners during 2013 were $40.0 million compared to $12.7 million during 2012. The increase is due to both an increase in the outstanding units between periods and an increase in the declared cash distribution rate per unit. Distributions made by the previous owners during 2012 were $8.9 million.

We paid $110.7 million to Memorial Resource in connection with our March 28, 2013 acquisition of all of the outstanding equity interests in WHT and repaid $89.3 million of indebtedness under WHT’s credit facility. This common control acquisition was funded with borrowings from the Partnership’s revolving credit facility. We paid $45.5 million to Memorial Resource in connection with our acquisitions of oil and gas properties from them in April and May 2012. During 2012, we borrowed $84.0 million to fund the acquisitions of oil and gas properties from Memorial Resource and for other general partnership purposes.

Proceeds of $397.6 million from the issuances of our Senior Notes during 2013 were used to repay borrowings outstanding under the Partnership’s revolving credit facility.

During 2012, the previous owners had advances of $8.0 million under their revolving credit facilities and repaid $9.0 million of borrowings outstanding under their revolving credit facilities. Deferred financing costs of approximately $11.2 million were incurred during 2013 compared to less than $0.1 million during 2012.

Contractual Obligations

During the six months ended June 30, 2013, there were no significant changes in our consolidated and combined contractual obligations from those reported in our Recast Form 8-K except for:

•	revolving credit facility borrowings and advances;

•	amending the credit facility agreement to extend the maturity date from December 2016 to March 2018; and

•	the issuance of $400.0 million aggregate principal amount of the Senior Notes.

Off–Balance Sheet Arrangements

As of June 30, 2013, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our Recast Form 8-K.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our natural gas, oil and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2013, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts. From time to time we enter into offsetting positions to avoid being over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at June 30, 2013.

At June 30, 2013, we had $39.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.75%, or 1.95%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates, after giving effect to our interest rate swaps that were in place at June 30, 2013, would be less than $0.1 million per year.

The fair value of the Senior Notes is sensitive to changes in interest rates. We estimate the fair value of the Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	June 30, 2013

	Carrying	Estimated

Description	Amount	Fair Value

7.625% senior notes, fixed-rate, due May 1, 2021	$397,649	$396,000

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Each of the counterparties to our derivative contracts is a lender under our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $17.3 million against amounts outstanding under our revolving credit facility at June 30, 2013, reducing our maximum credit exposure to approximately $22.9 million, of which approximately $9.0 million was with a single counterparty.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013, except for updated risk factors related to the issuances of the Senior Notes that were disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s 0.1% interest in us was represented by 44,601 general partner units at June 30, 2013. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the six months ended June 30, 2013, awards of restricted common units were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to executive officers and independent directors of our general partner and to other Memorial Resource employees who provide services to the Partnership. In conjunction with the issuance of these restricted common units, we issued 506 general partner units to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner, was less than $0.1 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

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

The following table summarizes our repurchase activity during the quarterly period ended June 30, 2013:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans

April 1, 2013 – April 30, 2013	--	$--	--	--

May 1, 2013– May 31, 2013 (1)	6,314	$18.81	--	--

June 1, 2013 – June 30, 2013	--	$--	--	--

Total	6,314	$18.81	--	--

(1) Represents common units surrendered to satisfy tax liabilities incident to the vesting of restricted common units issued under the LTIP.

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

2.2##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Boaz Energy Partners, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.3##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Crown Energy Partners Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.4##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Propel Energy, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.5##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Stanolind Oil and Gas LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.6##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Memorial Resource Development LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

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

4.3	—

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

4.4	—

Registration Rights Agreement, dated May 23, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as initial purchaser (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 001-35364) filed on May 23, 2013).

10.1	—

Purchase Agreement, dated April 12, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

10.2	—

Purchase Agreement, dated May 20, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as the initial purchaser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 23, 2013).

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

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: August 7, 2013	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Vice President and Chief Financial Officer of Memorial Production Partners GP LLC