Form 10-Q
period 2013-09-30
Memorial Production Partners LP
filed 2013-11-07
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 55,877,831 common units, 5,360,912 subordinated units and 61,300 general partner units outstanding.

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

Boe/d:  One Boe per day.

BOEM:  Bureau of Ocean Energy Management.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	September 30,	December 31,
	2013	2012*
ASSETS
Current assets:
Cash and cash equivalents	$3,356	$7,990
Accounts receivable:
Oil and natural gas sales	22,140	17,017
Joint interest owners and other	1,271	1,427
Affiliates	3,134	8,497
Short-term derivative instruments	16,390	23,091
Escrow deposits for acquisitions	25,310	--
Prepaid expenses and other current assets	7,041	2,111

Total current assets	78,642	60,133
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	1,161,793	1,038,962
Other	1,693	1,541
Accumulated depreciation, depletion and impairment	(273,860)	(178,135)

Oil and natural gas properties, net	889,626	862,368
Long-term derivative instruments	27,890	11,524
Restricted investments	72,288	68,024
Other long–term assets	10,444	4,141

Total assets	$1,078,890	$1,006,190

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,388	$1,033
Accounts payable – affiliates	3,049	1,738
Revenues payable	9,050	3,108
Accrued liabilities	43,542	12,448
Short-term derivative instruments	3,184	2,635

Total current liabilities	63,213	20,962
Long-term debt (Note 8)	492,724	460,300
Asset retirement obligations	82,568	78,286
Long-term derivative instruments	5,795	9,578
Other long-term liabilities	2,059	2,100

Total liabilities	646,359	571,226
Commitments and contingencies (Note 13)
Equity:
Limited partners:
Common units (39,194,060 units outstanding at September 30, 2013 and 28,921,903 units outstanding at December 31, 2012)	415,226	301,204
Subordinated units (5,360,912 units outstanding at September 30, 2013 and December 31, 2012)	11,256	20,156
General partner (44,601 units outstanding at September 30, 2013 and 34,317 units outstanding at December 31, 2012)	568	450

Total partners’ equity	427,050	321,810
Noncontrolling interests	5,481	5,261
Previous owners	--	107,893

Total equity	432,531	434,964

Total liabilities and equity	$1,078,890	$1,006,190

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012*	2013*	2012*

Revenues:
Oil & natural gas sales	$59,194	$42,395	$160,838	$124,525
Pipeline tariff income and other	267	421	873	1,239

Total revenues	$59,461	$42,816	$161,711	$125,764

Costs and expenses:
Lease operating	14,803	14,114	40,262	39,633
Pipeline operating	394	470	1,343	1,628
Exploration	--	2	114	509
Production and ad valorem taxes	3,025	2,030	8,020	6,887
Depreciation, depletion, and amortization	16,094	13,056	45,409	36,011
Impairment of proved oil and natural gas properties	50,291	--	50,291	--
General and administrative	8,335	3,768	18,752	11,972
Accretion of asset retirement obligations	1,025	936	3,022	2,810
(Gain) loss on commodity derivative instruments	(1,443)	28,427	(24,158)	(10,224)
(Gain) loss on sale of properties	--	--	--	(426)
Other, net	--	141	--	465

Total costs and expenses	92,524	62,944	143,055	89,265

Operating income (loss)	(33,063)	(20,128)	18,656	36,499
Other income (expense):
Interest expense, net	(10,007)	(4,163)	(21,506)	(11,399)
Amortization of investment premium	--	(25)	--	(170)

Total other income (expense)	(10,007)	(4,188)	(21,506)	(11,569)

Income (loss) before income taxes	(43,070)	(24,316)	(2,850)	24,930
Income tax benefit (expense)	(97)	171	(285)	(244)

Net income (loss)	(43,167)	(24,145)	(3,135)	24,686
Net income (loss) attributable to previous owners	--	1,095	(1,219)	29,361
Net income (loss) attributable to noncontrolling interest	126	92	220	17

Net income (loss) attributable to partners	$(43,293)	$(25,332)	$(2,136)	$(4,692)

Allocation of net income (loss) attributable to partners:
Limited partners	$(43,250)	$(25,307)	$(2,134)	$(4,687)

General partner	$(43)	$(25)	$(2)	$(5)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(0.97)	$(1.13)	$(0.05)	$(0.21)

Weighted average limited partner units outstanding:
Basic and diluted	44,556	22,302	41,315	22,241

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2013*	2012*

Cash flows from operating activities:
Net income (loss)	$(3,135)	$24,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	45,409	36,011
Impairment of proved oil and natural gas properties	50,291	--
(Gain) loss on derivatives	(24,581)	(5,593)
Cash settlements on derivative instruments	11,682	29,765
Deferred income tax expense (benefit)	--	26
Amortization of deferred financing costs	3,895	828
Accretion of senior notes net discount	161	--
Amortization of investment premium	--	170
Accretion of asset retirement obligations	3,022	2,810
Amortization of equity awards	2,322	993
Gain on sale of properties	--	(426)
Exploration costs	95	--
Changes in operating assets and liabilities:
Accounts receivable	396	(7,098)
Prepaid expenses and other assets	(3,816)	1,560
Payables and accrued liabilities	25,587	4,059

Net cash provided by operating activities	111,328	87,791
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(29,359)	(129,637)
Additions to oil and gas properties	(76,329)	(41,717)
Additions to restricted investments	(4,263)	(3,651)
Additions to other property and equipment	(126)	(837)
Escrow deposits for acquisitions	(25,310)	--
Proceeds from the sale of oil and natural gas properties	--	500

Net cash used in investing activities	(135,387)	(175,342)
Cash flows from financing activities:
Advances on revolving credit facilities	299,000	194,000
Payments on revolving credit facilities	(664,300)	(30,900)
Deferred financing costs	(11,218)	(411)
Proceeds from the issuances of senior notes	397,563	--
Proceeds from general partner contribution	189	--
Proceeds from the issuance of common units	179,371	--
Costs incurred in conjunction with issuance of common units	(7,592)	--
Distributions to partners	(62,888)	(23,430)
Distribution to Memorial Resource (see Note 1)	(110,700)	(45,489)
Distributions made by previous owners	--	(8,900)

Net cash provided by financing activities	19,425	84,870
Net change in cash and cash equivalents	(4,634)	(2,681)
Cash and cash equivalents, beginning of period	7,990	9,624

Cash and cash equivalents, end of period	$3,356	$6,943

Supplemental cash flows:
Cash paid for interest	$6,212	$6,509
Additions to oil and gas properties – change in capital accruals	15,858	6,461

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner’s Equity
	Limited Partners		General	Previous	Noncontrolling
	Common	Subordinated	Partner	Owners	Interest	Total

Balance December 31, 2012*	$301,204	$20,156	$450	$107,893	$5,261	$434,964
Net income (loss)	(1,938)	(196)	(2)	(1,219)	220	(3,135)
Net proceeds from the issuance of common units	171,779	--	--	--	--	171,779
Contributions	--	--	189	--	--	189
Distribution attributable to net assets acquired (Note 1)	(97,137)	(13,452)	(111)	--	--	(110,700)
Net book value of net assets acquired (Note 12)	93,605	12,964	105	(106,674)	--	--
Amortization of equity awards	2,322	--	--	--	--	2,322
Distributions	(54,609)	(8,216)	(63)	--	--	(62,888)

Balance September 30, 2013	$415,226	$11,256	$568	$--	$5,481	$432,531

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

References to “the previous owners” for accounting and financial reporting purposes refer collectively to: (i) certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, (ii) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition; and (iii) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC (“WHT”) from February 2, 2011 (inception) through the date of acquisition. Each of these acquisitions was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisitions as if the Partnership owned the assets for periods after common control commenced through their respective acquisition dates. The WHT Properties represent additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. See Note 12 for additional information regarding these common control transactions.

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

Our results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the recast audited consolidated and combined financial statements and notes thereto included in our Current Report on Form 8-K filed on June 19, 2013 (our “Recast Form 8-K”). On October 1, 2013, we filed a Current Report on Form 8-K, which included audited supplemental financial statements that retrospectively revised certain of our financial and other information to give effect to the Cinco Group acquisition (see Note 12). This Quarterly Report on Form 10-Q has not been recast for the Cinco Group acquisition which closed on October 1, 2013.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our Recast Form 8-K.

Current Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012

Accrued capital expenditures	$20,600	$4,742
Accrued lease operating expense	4,966	3,944
Accrued interest payable(1)	13,994	618
Accrued ad valorem	3,073	341
Other	909	2,803

	$43,542	$12,448

(1) Increase in accrued interest payable primarily due to issuances of Senior Notes (see Note 8).

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

Third Party. We closed two separate transactions during the three and nine months ended September 30, 2013 to acquire certain oil and natural gas properties from third parties in East Texas (the “East Texas Acquisition”) and the Rockies (the “Rockies Acquisition”) for approximately $29.0 million in aggregate, subject to customary post-closing adjustments. The East Texas Acquisition closed on September 6, 2013 and the Rockies Acquisition closed on August 30, 2013. The following table summarizes our preliminary purchase price allocations as of each acquisition date (in thousands):

	East Texas Acquisition	Rockies Acquisition

Oil and gas properties	$9,974	$20,744
Asset retirement obligations	(78)	(1,163)
Accrued liabilities	--	(118)

Total identifiable net assets	$9,896	$19,463

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

Acquisition-related costs. Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2013	2012	2013	2012

$ 2,310	$381	$3,422	$780

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Disclosure of Supplementary Pro Forma Information for Business Combinations. In May and September 2012, we closed two third-party acquisitions. The following unaudited pro forma combined results of operations are provided for the three and nine months ended September 30, 2012 as though these third-party acquisitions had been completed on January 1, 2011. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and was adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2012
	(In thousands, except per unit amounts)

Revenues	$47,634	$146,777
Net income (loss)	(22,455)	33,140
Basic and diluted earnings per unit	(1.06)	0.17

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2013 and December 31, 2012. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2013 and December 31, 2012 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)

Assets:

Commodity derivatives	$--	$87,487	$--	$87,487

Liabilities:
Commodity derivatives	$--	$48,450	$--	$48,450
Interest rate derivatives	--	3,736	--	3,736

Total liabilities	$--	$52,186	$--	$52,186

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)

Assets:
Commodity derivatives	$--	$69,303	$--	$69,303

Liabilities:
Commodity derivatives	$--	$41,814	$--	$41,814
Interest rate derivatives	--	5,087	--	5,087

Total liabilities	$--	$46,901	$--	$46,901

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

During three and nine months ended September 30, 2013, we recognized $50.3 million of impairments. The impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data. The carrying value of these properties after impairment was approximately $31.5 million. We did not have any impairment charges for 2012.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender under our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $25.5 million against amounts outstanding under our revolving credit facility at September 30, 2013, reducing our maximum credit exposure to approximately $18.8 million, of which approximately $11.6 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to NYMEX WTI, Inter-Continental Exchange (“ICE”) Brent and California Midway-Sunset. Our NGL derivative contracts are indexed to OPIS Mont Belvieu. At September 30, 2013, we had the following open commodity positions:

	Remaining 2013	2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	1,345,172	1,860,458	1,785,278	1,842,442	1,690,067	1,660,000	1,514,583
Weighted-average fixed price	$4.32	$4.34	$4.30	$4.47	$4.33	$4.58	$4.87

Collar contracts:
Average Monthly Volume (MMBtu)	840,000	300,000	200,000	--	--	--	--
Weighted-average floor price	$4.82	$5.08	$5.25	$--	$--	$--	$--
Weighted-average ceiling price	$5.88	$6.31	$6.75	$--	$--	$--	$--

Call spreads (1):
Average Monthly Volume (MMBtu)	430,000	120,000	80,000	--	--	--	--
Weighted-average sold strike price	$4.59	$5.08	$5.25	$--	$--	$--	$--
Weighted-average bought strike price	$5.84	$6.31	$6.75	$--	$--	$--	$--

Basis swaps:
Average Monthly Volume (MMBtu)	1,620,932	2,224,583	--	--	--	--	--
Spread	$(0.10)	$(0.09)	$--	$--	$--	$--	$--

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	73,632	78,477	96,281	116,013	105,500	100,000	--
Weighted-average fixed price	$102.53	$97.40	$93.72	$86.97	$85.84	$85.34	$--

Collar contracts:
Average Monthly Volume (Bbls)	10,600	8,000	--	--	--	--	--
Weighted-average floor price	$88.87	$90.00	$--	$--	$--	$--	$--
Weighted-average ceiling price	$118.59	$117.72	$--	$--	$--	$--	$--

Basis swaps:
Average Monthly Volume (Bbls)	40,000	49,958	47,500	--	--	--	--
Spread	$(10.20)	$(9.04)	$(9.60)	$--	$--	$--	$--

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	94,871	84,150	85,300	--	--	--	--
Weighted-average fixed price	$39.49	$39.76	$35.12	$--	$--	$--	$--

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. In connection with the issuances of senior notes in April and May 2013 (see Note 8), we entered into offsetting interest rate swap derivative instruments to avoid being economically over-hedged. At September 30, 2013, we had the following interest rate swap open positions:

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

Subsequent event. In October 2013, we entered into offsetting interest rate swap derivative instruments to avoid being economically over-hedged. We will receive the fixed rate and will pay the floating rate as follows:

Period Covered	Notional ($ in thousands)	Floating Rate	Fixed Rate	Fixed Rate Payer
October 2013 to April 2014	$150,000	1 Month LIBOR	1.193%	Counterparty
October 2013 to April 2014	$75,000	1 Month LIBOR	1.510%	Counterparty
February 2015 to August 2015	$225,000	1 Month LIBOR	1.715%	Partnership

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2013 and December 31, 2012. There was no cash collateral received or pledged associated with our derivative instruments since each of the counterparties to our derivative contracts is a lender under our credit agreement.

		Asset Derivatives		Liability Derivatives

		September 30,	December 31,	September 30,	December 31,

Type	Balance Sheet Location	2013	2012	2013	2012

		(In thousands)
Natural gas contracts	Short-term derivative instruments	$18,714	$22,069	$582	$961
Oil contracts	Short-term derivative instruments	3,469	6,453	6,102	4,483
NGL contracts	Short-term derivative instruments	1,722	871	1,515	1,124
Interest rate swaps	Short-term derivative instruments	--	--	2,500	2,369

Gross fair value		23,905	29,393	10,699	8,937
Netting arrangements	Short-term derivative instruments	(7,515)	(6,302)	(7,515)	(6,302)

Net recorded fair value	Short-term derivative instruments	$16,390	$23,091	$3,184	$2,635

Natural gas contracts	Long-term derivative instruments	$30,067	$17,435	$6,055	$9,352
Oil contracts	Long-term derivative instruments	32,663	22,471	32,989	25,360
NGL contracts	Long-term derivative instruments	852	4	1,207	534
Interest rate swaps	Long-term derivative instruments	--	--	1,236	2,718

Gross fair value		63,582	39,910	41,487	37,964
Netting arrangements	Long-term derivative instruments	(35,692)	(28,386)	(35,692)	(28,386)

Net recorded fair value	Long-term derivative instruments	$27,890	$11,524	$5,795	$9,578

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes and neither did the previous owners. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statements of Operations Location		2013	2012	2013	2012

Commodity derivative contracts	(Gain) loss on commodity derivatives	$(1,443)	$28,427	$(24,158)	$(10,224)
Interest rate derivatives	Interest expense	1,022	1,604	(423)	4,631

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2013 (in thousands):

Asset retirement obligations at beginning of period	$78,286
Liabilities added from acquisitions or drilling	1,278
Liabilities removed upon plugging and abandoning	(18)
Accretion expense	3,022

Asset retirement obligations at end of period	$82,568

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. The components of the restricted investment balance consisted of the following at the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)

BOEM platform abandonment (See Note 13)	$65,390	$61,389
BOEM lease bonds	776	776

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,222	1,959
California State Lands Commission pipeline right-of-way bond	3,000	3,000
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	300	300
Port of Long Beach pipeline license	100	100

Restricted investments	$72,288	$68,024

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Long Term Debt

The following table presents our consolidated and combined debt obligations at the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)

OLLC $1.0 billion multi-year revolving credit facility, variable-rate, due March 2018	$95,000	$371,000
7.625% senior notes, fixed-rate, due May 1, 2021 (1)	400,000	--
WHT $400.0 million revolving credit facility, variable-rate, terminated March 2013	--	89,300
Unamortized discounts	(2,276)	--

Total long-term debt	$492,724	$460,300

(1)	The estimated fair value of our fixed-rate debt was $386.0 million. The estimated fair value is based on quoted market prices and is classified as Level 1 within the fair value hierarchy.

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

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for each credit facility was the following at the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)

OLLC $1.0 billion multi-year revolving credit facility, variable-rate, due March 2018	$480,000	$460,000
WHT $400.0 million revolving credit facility, variable-rate, terminated March 2013	--	120,000

Total borrowing base	$480,000	$580,000

The borrowing base increased to $580.0 million effective March 28, 2013. The borrowing base was then automatically reduced by $100.0 million in conjunction with the issuances of senior notes in April and May 2013 in accordance with the terms of our credit facility. Effective October 1, 2013, the borrowing base was increased by $440.0 million, as discussed below. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of additional senior notes, as discussed below.

OLLC Revolving Credit Facility

OLLC entered into a $1.0 billion revolving credit facility at the closing of our initial public offering, which is guaranteed by us and certain of our current and future subsidiaries. On September 26, 2013, we entered into a sixth amendment to our credit agreement, which among other things: (i) increased the maximum aggregate credit amounts under the revolving facility from $1.0 billion to $2.0 billion and (ii) increased the borrowing base from $480.0 million to $920.0 million upon the closing of the Cinco Group acquisition on October 1, 2013 as further discussed in Note 12.

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

7.625% Senior Notes

On April 17, 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. On May 23, 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102.0% of par. On October 10, 2013, the Issuers issued an additional $300.0 million aggregate principal amount of the Senior Notes at 97.0% of par. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes are governed by an indenture. The Senior Notes are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the Senior Notes upon a change of control. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

OLLC revolving credit facility	2.13%	2.79%	2.55%	2.79%
WHT revolving credit facility	n/a	2.88%	2.29%	2.81%
REO revolving credit facility	n/a	3.19%	n/a	3.31%

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)

OLLC $1.0 billion multi-year revolving credit facility, variable-rate, due March 2018 (1)	$3,542	$3,359
Senior Notes (2)	8,871	--
WHT $400.0 million revolving credit facility, variable-rate, terminated March 2013 (3)	--	1,419

(1)	Additional financing costs were incurred in connection with the borrowing base increase that became effective March 28, 2013. Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility. As disclosed above, the borrowing base was automatically reduced upon issuance of the Senior Notes. As a result, approximately $0.9 million of deferred financing costs were written-off during the nine months ended September 30, 2013 and are included in interest expense in the accompanying statements of operations.
(2)	Unamortized deferred financing costs are amortized using the straight line method which approximates the effective interest method.
(3)	The unamortized deferred financing costs were written-off at the time the debt was repaid and the facility was terminated on March 28, 2013.

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

	OLLC Revolving Credit Facility	WHT Revolving Credit Facility	REO Revolving Credit Facility	Total

For the Nine Months Ended September 30, 2013:
Advances on revolving credit facility	$298,000	$1,000	$--	$299,000
Payments on revolving credit facility	(574,000)	(90,300)	--	(664,300)

For the Nine Months Ended September 30, 2012:
Advances on revolving credit facility	$186,000	$1,000	$7,000	$194,000
Payments on revolving credit facility	(13,000)	(5,900)	(12,000)	(30,900)

Note 9. Equity & Distributions

2013 Public Equity Offerings

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

See Note 14 for additional information regarding our October 2013 public equity offering.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2012:

	Common	Subordinated	General Partner
Balance December 31, 2012	28,921,903	5,360,912	34,317
Common units issued	9,775,000	--	--
Restricted common units issued	515,947	--	--
Restricted common units forfeited	(11,734)	--	--
Restricted common units repurchased (1)	(7,056)	--	--
General partner units issued	--	--	10,284

Balance September 30, 2013	39,194,060	5,360,912	44,601

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

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the nine months ended September 30, 2013.

As of September 30, 2013, Memorial Resource owned approximately 18.0% of the common units and 100% of the subordinated units. Memorial Resource owns all of the voting interests in our general partner and 50% of the economic interest in our IDRs. The Funds collectively directly own, through non-voting membership interests in our general partner, the remaining 50% economic interest in our IDRs.

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control prior to their acquisition date is allocated to the previous owners.

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

Quarter	Declaration Date	Record Date	Payable Date	Amount Per Unit (1)	Aggregate Distribution (2)	Memorial Resource Distribution
3rd Quarter 2013	October 22, 2013	November 1, 2013	November 12, 2013	$0.5500	$33.8	$6.9
2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4
4th Quarter 2012	January 15, 2013	February 1, 2013	February 13, 2013	$0.5075	$17.4	$6.3
3rd Quarter 2012	October 19, 2012	November 1, 2012	November 12, 2012	$0.4950	$11.1	$6.2
2nd Quarter 2012	July 19, 2012	August 1, 2012	August 13, 2012	$0.4800	$10.7	$6.0
1st Quarter 2012	April 19, 2012	May 1, 2012	May 14, 2012	$0.4800	$10.7	$6.0
4th Quarter 2011	January 26, 2012	February 6, 2012	February 13, 2012	$0.0929	$2.0	$1.2

(1)

The $0.0929 per unit pro-rated distribution paid on February 13, 2012 was based upon the minimum quarterly distribution of $0.4750 per unit adjusted to take into account the 18-day period of the fourth quarter of 2011 during which the Partnership was a public entity.

(2)	The aggregate distribution for the third quarter of 2013 reflects the October 2013 public equity offering (see Note 14).

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) attributable to partners	$(43,293)	$(25,332)	$(2,136)	$(4,692)
Less: General partner’s 0.1% interest in net income (loss)	(43)	(25)	(2)	(5)
Less: IDRs	(40)	--	(40)	--

Net income (loss) available to limited partners	$(43,210)	$(25,307)	$(2,094)	$(4,687)

Weighted average limited partner units outstanding:
Common units	39,195	16,941	35,954	16,880
Subordinated units	5,361	5,361	5,361	5,361

Total	44,556	22,302	41,315	22,241

Basic and diluted EPU	$(0.97)	$(1.13)	$(0.05)	$(0.21)

Note 11. Equity-based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)

Restricted common units outstanding at December 31, 2012	285,609	$18.08
Granted (2)	515,947	$18.81
Forfeited	(11,734)	$17.24
Vested	(91,154)	$18.31

Restricted common units outstanding at September 30, 2013	698,668	$18.60

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2013 was $9.7 million based on grant date market prices ranging from of $18.33 to $19.88 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2013	2012	2013	2012

$1,237	$418	$2,322	$993

The unrecognized compensation cost associated with restricted common unit awards was $11.3 million at September 30, 2013. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.39 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain of its subsidiaries at September 30, 2013 and December 31, 2012 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

The following table summarizes the amount of related party transactions reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2013	2012	2013	2012

$3,151	$1,614	$7,880	$4,747

These costs and expenses, the vast majority of which are general and administrative, represent payments under our omnibus agreement (as discussed below) and management fees paid to affiliates for operating our assets.

Common Control Acquisitions

October 2013 Acquisition. On October 1, 2013, we acquired, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas and the Rockies from Memorial Resource and certain affiliates of NGP for an aggregate purchase price of approximately $603 million, subject to customary post-closing adjustments. We refer to this transaction as the “Cinco Group acquisition.” The Cinco Group acquisition was funded with borrowings under our revolving credit facility. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. The Cinco Group acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

Concurrent with the closing of the Cinco Group acquisition, our revolving credit facility was amended to increase the maximum borrowing capacity to $2.0 billion from $1.0 billion. The borrowing base was also increased from $480.0 million to $920.0 million. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of additional Senior Notes. See Note 8 for additional information regarding our revolving credit facility and Senior Notes.

Our Current Report on Form 8-K filed on October 1, 2013 included audited supplemental consolidated and combined balance sheets as of December 31, 2012 and 2011, and the related supplemental consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2012 to retrospectively revise certain of our financial and other information to give effect to the Cinco Group acquisition. Such information was previously revised for the WHT acquisition as described in and filed with our Current Report on Form 8-K filed on June 19, 2013. This Quarterly Report on Form 10-Q has not been recast for the Cinco Group acquisition, which closed on October 1, 2013.

March 2013 Acquisition. On March 28, 2013, we acquired all of the outstanding equity interests in WHT from operating subsidiaries of Memorial Resource for a purchase price of $200.0 million, which included $4.0 million of working capital and other customary adjustments. This acquisition was funded with borrowings under our revolving credit facility and the net proceeds from our March 25, 2013 public offering of common units (including our general partner’s proportionate capital contribution). The effective date for this transaction was January 1, 2013. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee. The acquired properties consist of additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. The Partnership recorded the following net assets (in thousands):

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

Omnibus Agreement

Memorial Resource continues to provide management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2013	2012	2013	2012

$2,988	$526	$6,239	$1,185

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

For the Three Months Ended September 30,	For the Nine Months Ended September 30,
2012	2012

$ 345	$ 1,500

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

Memorial Resource Credit Facility

As of November 1, 2013, Memorial Resource has a senior secured revolving credit facility, which is guaranteed by our general partner. Memorial Resource has pledged 7,061,294 of our common units, 5,360,912 of our subordinated units, and its ownership in our general partner as well as its oil and gas properties and certain other assets of Memorial Resource as security under the credit facility.

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

At September 30, 2013 and December 31, 2012, we had $0.5 million and $1.1 million of environmental reserves recorded on our balance sheets, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of September 30, 2013 (in thousands):

Investment	Amortized Cost	Unrealized Gain (Loss)	Fair Market Value

U.S. Bank Money Market Cash Equivalent	$103,285	$--	$103,285
U.S. Government Treasury Note, maturity of March 31, 2014, and 1.75% coupon	23,073	194	23,267

Less: Outside working interest owners share	(60,968)	(93)	(61,061)

	$65,390	$101	$65,491

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2014	$68,310
June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of September 30, 2013, the maximum remaining obligation net to REO’s interest was approximately $13.2 million.

Note 14. Subsequent Events

Common Control Acquisition

The Cinco Group acquisition closed on October 1, 2013. See Note 12 for additional information regarding this acquisition. Additionally, our revolving credit facility was amended concurrent with the closing of the Cinco Group acquisition. See Note 8 for additional information regarding the amendment to our revolving credit facility.

October 2013 Public Equity Offering

On October 8, 2013, we issued 16,675,000 common units representing limited partner interests in the Partnership (including 2,175,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $19.90 per unit. The net proceeds, including our general partner’s proportional capital contributions and after deducting underwriting discounts and commissions but before estimated expenses, was approximately $319.2 million. The net proceeds were used to repay a portion of outstanding borrowings under our revolving credit facility.

October 2013 Senior Notes Offering

On October 10, 2013, the Issuers issued an additional $300.0 million aggregate principal amount of the Senior Notes at 97.0% of par. See Note 8 for more information regarding our Senior Notes.

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. As of October, 1, 2013, our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2012, after giving retrospective effect to the WHT acquisition, which closed on March 28, 2013, and the Cinco Group acquisition (as described below), which closed on October 1, 2013:

•	Our total estimated proved reserves were approximately 1,015 Bcfe, of which approximately 60% were natural gas and 61% were classified as proved developed reserves;

•

We produced from 2,922 gross (1,649 net) producing wells across our properties, with an average working interest of 57%, and we or Memorial Resource operated 94% of the properties in which we have interests; and

•	Our average net production for the three months ended December 31, 2012 was 125.7 MMcfe/d, implying a reserve-to-production ratio of approximately 22 years.

Significant Recent Developments

Acquisitions of Oil & Natural Gas Properties from Affiliates

On October 1, 2013, we acquired, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas and the Rockies from Memorial Resource and certain affiliates of NGP for an aggregate purchase price of approximately $603 million, subject to customary post-closing adjustments. We refer to this transaction as the “Cinco Group acquisition.” The Cinco Group acquisition was funded with borrowings under our revolving credit facility. Terms of the transaction were approved by the Board and by its conflicts committee, which is comprised entirely of independent directors. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

On September 26, 2013, we entered into a sixth amendment to our credit agreement, which among other things: (i) increased the maximum aggregate credit amounts under the revolving facility from $1.0 billion to $2.0 billion and (ii) increased the borrowing base from $480.0 million to $920.0 million upon the closing of the Cinco Group acquisition on October 1, 2013. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of additional senior notes, as discussed below.

Our Current Report on Form 8-K filed on October 1, 2013, included audited supplemental consolidated and combined balance sheets as of December 31, 2012 and 2011, and the related supplemental consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2012 to retrospectively revise our Recast Form 8-K to give effect to the Cinco Group acquisition. Such information was previously revised for the WHT acquisition as described in and filed with our Current Report on Form 8-K filed on June 19, 2013. This Quarterly Report on Form 10-Q has not been recast for the Cinco Group acquisition which closed on October 1, 2013.

7.625% Senior Notes

On April 17, 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by certain of the Partnership’s subsidiaries and by certain future subsidiaries of the Partnership. On May 23, 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102.0% of par. On October 10, 2013, the Issuers issued an additional $300.0 million aggregate principal amount of the Senior Notes at 97.0% of par. As of October 10, 2013, there were $700.0 million of outstanding Senior Notes. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013.

For additional information regarding the Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

October 2013 Public Equity Offering

On October 8, 2013, we issued 16,675,000 common units representing limited partner interests in the Partnership (including 2,175,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $19.90 per unit. The net proceeds, including our general partner’s proportional capital contributions and after deducting underwriting discounts and commissions but before estimated expenses, was approximately $319.2 million. The net proceeds were used to repay a portion of outstanding borrowings under our revolving credit facility.

Business Environment and Operational Focus

Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions. We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production, including the effect of our derivative contracts; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) general and administrative expenses; and (vi) Adjusted EBITDA (defined below).

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

It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options; however, from time to time our predecessor and the previous owners did enter into such agreements.

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

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flow from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including gains or losses on interest rate derivative contracts;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties) (“Impairment”);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition related costs;
•	Amortization of investment premium;
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Calculation of Adjusted EBITDA:
Net income (loss)	$(43,167)	$(24,145)	$(3,135)	$24,686
Interest expense, net	10,007	4,163	21,506	11,399
Income tax expense (benefit)	97	(171)	285	244
DD&A	16,094	13,056	45,409	36,011
Impairment of proved oil and natural gas properties	50,291	--	50,291	--
Accretion of AROs	1,025	936	3,022	2,810
(Gains) losses on commodity derivative instruments	(1,443)	28,427	(24,158)	(10,224)
Cash settlements received on commodity derivative instruments	4,096	9,857	12,610	30,785
Gain on sale of properties	--	--	--	(426)
Acquisition related costs	2,310	381	3,422	780
Unit-based compensation expense	1,237	418	2,322	993
Exploration costs	--	2	114	509
Amortization of investment premium	--	25	--	170

Adjusted EBITDA	$40,547	$32,949	$111,688	$97,737

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$52,358	$29,351	$111,328	$87,791
Changes in working capital	(22,510)	569	(22,167)	1,479
Interest expense, net	10,007	4,163	21,506	11,399
Gain (loss) on interest rate swaps	(1,022)	(1,605)	423	(4,631)
Cash settlements paid on interest rate derivative instruments	--	378	928	1,020
Amortization of deferred financing fees	(618)	(276)	(3,895)	(828)
Accretion of senior notes discount	(75)	--	(161)	--
Acquisition related expenses	2,310	381	3,422	780
Income tax expense (benefit) – current portion	97	(14)	285	218
Exploration costs	--	2	19	509

Adjusted EBITDA	$40,547	$32,949	$111,688	$97,737

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2013 and 2012 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through the date of acquisition, and the WHT Properties acquired from Memorial Resource in March 2013 from February 2, 2011 (inception) through the date of acquisition. The results of operations for the three and nine months ended September 30, 2013 and 2012 have not been recast for the Cinco Group acquisition which closed on October 1, 2013.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Oil & natural gas sales	$59,194	$42,395	$160,838	$124,525
Pipeline tariff income and other	267	421	873	1,239

Total revenues	$59,461	$42,816	$161,711	$125,764

Costs and expenses:
Lease operating	14,803	14,114	40,262	39,633
Pipeline operating	394	470	1,343	1,628
Exploration	--	2	114	509
Production and ad valorem taxes	3,025	2,030	8,020	6,887
Depreciation, depletion, and amortization	16,094	13,056	45,409	36,011
Impairment of proved oil and natural gas properties	50,291	--	50,291	--
General and administrative	8,335	3,768	18,752	11,972
Accretion of asset retirement obligations	1,025	936	3,022	2,810
(Gain) loss on commodity derivative instruments	(1,443)	28,427	(24,158)	(10,224)
(Gain) loss on sale of properties	--	--	--	(426)
Other, net	--	141	--	465

Total costs and expenses	92,524	62,944	143,055	89,265

Operating income (loss)	(33,063)	(20,128)	18,656	36,499
Other income (expense):
Interest expense, net	(10,007)	(4,163)	(21,506)	(11,399)
Amortization of investment premium	--	(25)	--	(170)

Total other income (expense)	(10,007)	(4,188)	(21,506)	(11,569)

Income before income taxes	(43,070)	(24,316)	(2,850)	24,930
Income tax benefit (expense)	(97)	171	(285)	(244)

Net income (loss)	(43,167)	(24,145)	(3,135)	24,686
Net income (loss) attributable to previous owners	--	1,095	(1,219)	29,361
Net income (loss) attributable to noncontrolling interest	126	92	220	17

Net income (loss) attributable to partners	$(43,293)	$(25,332)	$(2,136)	$(4,692)

Oil and natural gas revenue:
Oil sales	$25,013	$20,348	$66,948	$61,383
NGL sales	12,385	5,870	32,778	18,385
Natural gas sales	21,796	16,177	61,112	44,757

Total oil and natural gas revenue	$59,194	$42,395	$160,838	$124,525

Production volumes:
Oil (MBbls)	238	207	658	602
NGLs (MBbls)	419	199	1,074	493
Natural gas (MMcf)	6,981	5,849	19,366	17,169

Total (MMcfe)	10,926	8,284	29,762	23,735

Average net production (MMcfe/d)	118.8	90.0	109.0	86.6

Average sales price:
Oil (per Bbl)	$104.70	$98.25	$101.62	$101.97
NGL (per Bbl)	$29.60	$29.54	$30.53	$37.33
Natural gas (per Mcf)	$3.12	$2.77	$3.16	$2.61

Total (Mcfe)	$5.42	$5.12	$5.40	$5.25

Average unit costs per Mcfe:
Lease operating expense	$1.35	$1.70	$1.35	$1.67
Production and ad valorem taxes	$0.28	$0.25	$0.27	$0.29
General and administrative expenses	$0.76	$0.45	$0.63	$0.50
Depletion, depreciation, and amortization	$1.47	$1.58	$1.53	$1.52

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

A net loss of $43.2 million was generated for 2013, primarily due to impairment charges, as discussed below. A net loss of $25.3 million was generated for 2012, primarily due to losses on commodity derivatives.

Revenues. Oil, natural gas and NGL revenues for 2013 totaled $59.2 million, an increase of $16.8 million compared with 2012. Production increased 2,642 MMcfe (approximately 32%) primarily from new drills in East Texas and increased volumes from third party acquisitions. The average realized sales price increased $0.30 per Mcfe due to higher gas and oil prices. The favorable volume and pricing variance contributed to an approximate $13.5 million and $3.3 million increase in revenues, respectively.

Effective January 1, 2013, we also began presenting NGLs volumes and revenues produced from our South Texas properties separately from gas volumes and revenues for accounting purposes. This change in presentation had no impact on total oil and natural gas revenue reported for the comparable period; however, this change in presentation did have a favorable impact period-to-period on NGL volumes and an unfavorable impact period-to-period on natural gas volumes.

Lease Operating. Lease operating expenses were $14.8 million and $14.1 million for 2013 and 2012, respectively. On a per Mcfe basis, lease operating expenses decreased to $1.35 for 2013 from $1.70 for 2012, primarily due to an increase in production volumes between periods.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2013 totaled $3.0 million, an increase of $1.0 million compared with 2012. On a per Mcfe basis, production and ad valorem taxes increased to $0.28 for 2013 from $0.25 for 2012.

Depreciation, Depletion and Amortization. DD&A expense for 2013 was $16.1 million compared to $13.1 million for 2012, a $3.0 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions consummated during 2012 and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $4.2 million and the change in the DD&A rate between periods caused DD&A expense to decrease by an approximate $1.2 million.

Impairment of proved oil and natural gas properties. We recognized $50.3 million of impairments during 2013. The impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data. The carrying value of these properties after impairment was approximately $31.5 million. We did not have any impairment charges for 2012.

General and Administrative. General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to affiliates, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2013 were $8.3 million. General and administrative expenses for 2013 included $1.2 million of non-cash unit-based compensation expense and $2.3 million of acquisition-related costs. General and administrative expenses for 2012 totaled $3.8 million. General and administrative expenses for 2012 included $0.4 million of non-cash unit-based compensation expense and $0.4 million of acquisition-related costs.

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

Gain/Loss on Derivative Instruments. Net gains on commodity derivative instruments of $1.4 million were recognized during 2013, consisting of $4.1 million of cash settlements received, which were offset by a $2.7 million decline in the fair value of open hedge positions. Net losses on commodity derivative instruments of $28.4 million were recognized during 2012, consisting of $9.9 million consisted of cash settlements received, which were offset by a $38.3 million decline in the fair value of open hedge positions.

Given the volatility of commodity prices, it is not possible to predict future reported mark-to-market net gains or losses and the actual net gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If commodity prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower oil, natural gas and NGL prices. However, if commodity prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher oil, natural gas and NGL prices and will, in this context, be viewed as having resulted in an opportunity cost.

Net Interest Expense. Net interest expense is comprised of interest on credit facilities, interest on the Senior Notes, amortization of debt issue costs, accretion of net discount associated with the Senior Notes, and gains and losses on interest rate swaps. Net interest expense totaled $10.0 million during 2013, including losses on interest rate swaps of approximately $1.0 million, amortization of deferred financing fees of approximately $0.6 million, and accretion of net discount associated with the Senior Notes of less than $0.1 million. Net interest expense totaled $4.2 million during 2012, including losses on interest rate swaps of approximately $1.6 million and amortization of deferred financing fees of approximately $0.3 million.

Average outstanding borrowings under the Partnership’s revolving credit facility were $76.7 million during 2013 compared to $206.4 million during 2012. Average outstanding borrowings under the previous owners’ revolving credit facilities were $136.0 million during 2012. The previous owners’ had no outstanding borrowings during 2013. During 2013, the Issuers also issued $400.0 million aggregate principal amount of the Senior Notes. See “— Significant Recent Developments” for additional information regarding the issuances of the Senior Notes.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net loss of $3.1 million was generated for the nine months ended September 30, 2013, of which $1.2 million of losses were attributable to the previous owners. Net income was $24.7 million for the nine months ended September 30, 2012, of which $29.4 million was attributable to the previous owners.

Revenues. Oil, natural gas and NGL revenues for 2013 totaled $160.8 million, an increase of $36.3 million compared with 2012. Production increased 6,027 MMcfe (approximately 25%) primarily from new drills in East Texas and increased volumes from third party acquisitions. The average realized sales price increased $0.15 per Mcfe. The favorable volume and pricing variance contributed to an approximate $31.7 million and $4.6 million increase in revenues, respectively.

In January 2013, the Partnership temporarily shut-in production from one of its offshore Southern California production platforms for 26 days to allow for maintenance and inspection services on segments of the associated platform piping systems. The production impact of the shut-in was approximately 72 MBbls gross (28 MBbls net).

Effective January 1, 2013, we also began presenting NGLs volumes and revenues produced from our South Texas properties separately from gas volumes and revenues for accounting purposes. This change in presentation had no impact on total oil and natural gas revenue reported for the comparable period; however, this change in presentation did have a favorable impact period-to-period on NGL volumes and an unfavorable impact period-to-period on natural gas volumes.

Lease Operating. Lease operating expenses were $40.3 million and $39.6 million for 2013 and 2012, respectively. On a per Mcfe basis, lease operating expenses decreased to $1.35 for 2013 from $1.67 for 2012, primarily due to an increase in production volumes between periods.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2013 totaled $8.0 million, an increase of $1.1 million compared with 2012. On a per Mcfe basis, production and ad valorem taxes decreased to $0.27 for 2013 from $0.29 for 2012.

Depreciation, Depletion and Amortization. DD&A expense for 2013 was $45.4 million compared to $36.0 million for 2012, a $9.4 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to both third party acquisitions consummated during 2012 and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $9.1 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $0.3 million.

Impairment of proved oil and natural gas properties. We recognized $50.3 million of impairments during 2013. The impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data. The carrying value of these properties after impairment was approximately $31.5 million. We did not have any impairment charges for 2012.

General and Administrative. General and administrative expenses for 2013 were $18.8 million, which included $2.3 million of non-cash unit-based compensation expense and $3.4 million of acquisition-related costs. General and administrative expenses for 2012 totaled $12.0 million. General and administrative expenses for 2012 included $1.0 million of non-cash unit-based compensation expense and $0.8 million of acquisition-related costs.

Gain/Loss on Derivative Instruments. Net gains on commodity derivative instruments of $24.2 million were recognized during 2013, consisting of $12.6 million consisted of cash settlements received, which were supplemented with an $11.6 million increase in the fair value of open hedge positions. Net gains on commodity derivative instruments of $10.2 million were recognized during 2012, consisting of $30.8 million consisted of cash settlements received, which were offset by a $20.6 million decline in the fair value of open hedge positions.

Net Interest Expense. Net interest expense totaled $21.5 million during 2013, including gains on interest rate swaps of approximately $0.4 million, amortization of deferred financing fees of approximately $3.9 million, and accretion of net discount associated with the Senior Notes of $0.2 million. Unamortized deferred financing costs of $1.4 million associated with the previous owner’s revolving credit facility were written-off at the time their debt was repaid and terminated in March 2013. Additionally, approximately $0.9 million of deferred financing costs were written-off associated with the Partnership’s revolving credit facility in connection with automatic borrowing base reductions upon the issuances of the Senior Notes. Net interest expense totaled $11.4 million during 2012, including losses on interest rate swaps of approximately $4.6 million and amortization of deferred financing fees of approximately $0.8 million.

Average outstanding borrowings under the Partnership’s revolving credit facility were $194.0 million during 2013 compared to $167.7 million during 2012. Average outstanding borrowings under the previous owners’ revolving credit facilities were $28.2 million during 2013 compared to $133.2 million during 2012. As noted above, the Issuers also issued $400.0 million aggregate principal amount of the Senior Notes during 2013.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for oil…, NGL, … and natural gas, and our ongoing efforts to manage… production volumes, … operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

As of September 30, 2013, our liquidity of $388.4 million consisted of $3.4 million of available cash and $385.0 million of available borrowings under our revolving credit facility. Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We filed a universal shelf registration statement with the SEC, which was declared effective on March 15, 2013, that allows us to issue up to $750.0 million in debt and equity securities for general partnership purposes. Through October 8, 2013, we have issued approximately $511.2 million of securities under this registration statement. Our primary cash requirements are for working capital needs, capital expenditures, debt service and distributions to our partners.

The Partnership used the net proceeds generated from the issuances of the Senior Notes and our October 2013 equity offering (as discussed in “— Significant Recent Developments”) to repay a portion of the indebtedness outstanding under its revolving credit facility. In connection with the issuances of the Senior Notes and repayment of indebtedness under our revolving credit facility, we reduced the notional amount of our interest rate swap derivative instruments by entering into offsetting positions. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for additional information.

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

As of September 30, 2013, we had a positive working capital balance of $15.4 million.

As previously discussed under “— Significant Recent Developments,” we acquired certain oil and gas properties from both Memorial Resource and affiliates of NGP for an aggregate purchase price of approximately $603.0 million on October 1, 2013 through borrowings under our revolving credit facility. On September 26, 2013, we entered into a sixth amendment to our credit agreement, which among other things: (i) increased the maximum aggregate credit amounts under the revolving facility from $1.0 billion to $2.0 billion and (ii) increased the borrowing base from $480.0 million to $920.0 million upon the closing of the Cinco Group acquisition on October 1, 2013. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of an additional $300.0 million aggregate principal amount of the Senior Notes. As of November 1, 2013, we had $93.0 million of indebtedness outstanding under our revolving credit facility and $752.0 million of available credit under our revolving credit facility.

Capital Expenditures

For the nine months ended September 30, 2013, our total capital expenditures, excluding acquisitions, were $92.3 million (including the change in capital accruals). Our capital spending program related to drilling, recompletions and capital workovers was approximately 89% of total capital expenditures. The remaining expenditures were primarily related to California facility upgrades, including upgrading permanent drilling equipment systems on the Ellen platform and installation of a power supply cable. We spent approximately 81% in East Texas / North Louisiana, 16% in California and 3% in South Texas.

Revolving Credit Facility

OLLC entered into a $1.0 billion revolving credit facility at the closing of our initial public offering that matures in March 2018 and is guaranteed by us and certain of our current and future subsidiaries. As of September 30, 2013, the borrowing base under our revolving credit facility was $480.0 million and we had $95.0 million of outstanding borrowings. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of September 30, 2013, we were in compliance with all of the financial and other covenants under our revolving credit facility.

On September 26, 2013, we entered into a sixth amendment to our credit agreement, which among other things: (i) increased the maximum aggregate credit amounts under the revolving facility from $1.0 billion to $2.0 billion and (ii) increased the borrowing base from $480.0 million to $920.0 million upon the closing of the Cinco Group acquisition on October 1, 2013. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of additional senior notes, as previously discussed.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2013, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

Consistent with our hedging policy, we entered into incremental commodity derivative contracts that, together with the commodity derivative contracts that were novated to the Partnership upon the closing of the Cinco Group acquisition previously discussed under “— Significant Recent Developments,” cover up to 85% of projected production volumes related to this acquisition through 2018.

Interest Rate Derivative Contracts

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged.

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of September 30, 2013.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2013 and 2012 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through the date of acquisition, and the WHT Properties acquired from Memorial Resource in March 2013 from February 2, 2011 (inception) through the date of acquisition. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$111,328	$87,791
Net cash used in investing activities	135,387	175,342
Net cash provided by financing activities	19,425	84,870

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net income decreased by $27.8 million as further discussed above under “— Results of Operations,” and net cash provided by operating activities increased by $23.5 million.

Investing Activities. Net cash used in investing activities during 2013 was $135.4 million, of which $29.4 million was used to acquire oil and natural gas properties from a third parties and $76.3 million was used for additions to oil and gas properties. Cash used in investing activities during 2012 was $175.3 million, of which $129.6 million was used to acquire oil and natural gas properties from a third party and $41.7 million was used for additions to oil and gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. Additions to restricted investments during 2013 were $4.3 million compared to $3.7 million during 2012. The decrease in additions to other property and equipment was approximately $0.7 million.

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

Distributions to partners during 2013 were $62.9 million compared to $23.4 million during 2012. The increase is due to both an increase in the outstanding units between periods and an increase in the declared cash distribution rate per unit. Distributions made by the previous owners during 2012 were $8.9 million.

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

During 2012, the previous owners had advances of $8.0 million under their revolving credit facilities and repaid $17.9 million of borrowings outstanding under their revolving credit facilities. Deferred financing costs of approximately $11.2 million were incurred during 2013 compared to approximately $0.4 million during 2012.

Contractual Obligations

During the nine months ended September 30, 2013, there were no significant changes in our consolidated and combined contractual obligations from those reported in our Recast Form 8-K except for:

•	revolving credit facility borrowings and advances;

•	amending the credit facility agreement to extend the maturity date from December 2016 to March 2018; and

•	the issuance of $400.0 million aggregate principal amount of the Senior Notes.

Off–Balance Sheet Arrangements

As of September 30, 2013, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2013, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2013 and interest rate swap arrangements entered into during October 2013.

At September 30, 2013, we had $95.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.50%, or 1.69%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates, after giving effect to our interest rate swaps that were in place at September 30, 2013, would be less than $0.1 million per year.

The fair value of the Senior Notes is sensitive to changes in interest rates. We estimate the fair value of the Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

September 30, 2013
	Carrying	Estimated
Description	Amount	Fair Value

7.625% senior notes, fixed-rate, due May 1, 2021	$ 397,724	$ 386,000

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Each of the counterparties to our derivative contracts is a lender under our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $25.5 million against amounts outstanding under our revolving credit facility at September 30, 2013, reducing our maximum credit exposure to approximately $18.8 million, of which approximately $11.6 million was with a single counterparty.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS.

In addition to the risk factor described below, security holders and potential investors in our securities should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013 and the, updated risk factors related to the issuances of the Senior Notes that were disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013.

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

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, or the BLM, BOEM, BSEE, Bureau of Indian Affairs, tribal or other appropriate federal, state and/or Indian tribal agencies.

The Mineral Leasing Act of 1920, as amended, or the Mineral Act, prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. We qualify as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. It is possible that our unitholders may be citizens of foreign countries who do not own their units in a U.S. corporation, or that even if such units are held through a U.S. corporation, their country of citizenship may be determined to be non-reciprocal countries under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by us could be subject to cancellation based on such determination.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s 0.1% interest in us was represented by 44,601 general partner units at September 30, 2013. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the nine months ended September 30, 2013, awards of restricted common units were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to executive officers and independent directors of our general partner and to other Memorial Resource employees who provide services to the Partnership. In conjunction with the issuance of these restricted common units, we issued 506 general partner units to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner, was less than $0.1 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

In connection with our public offering of common units in March 2013, we issued 9,778 general partner units to our general partner on March 25, 2013 to maintain its 0.1% interest in us, for which we received a capital contribution of approximately $0.2 million from our general partner. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

The following table summarizes our repurchase activity during the quarterly period ended September 30, 2013:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 1, 2013 – July 30, 2013	--	$ --	--	--
August 1, 2013 – August 31, 2013 (1)	742	$ 20.24	--	--
September 1, 2013 – September 30, 2013	--	$ --	--	--

Total	742	$ 20.24	--	--

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

4.3*	—

First Supplemental Indenture, dated as of October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

4.4	—

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

4.5	—

Registration Rights Agreement, dated May 23, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as initial purchaser (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 001-35364) filed on May 23, 2013).

4.6	—

Registration Rights Agreement, dated October 10, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 001-35364) filed on October 10, 2013).

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

10.3	—

Purchase Agreement, dated October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 10, 2013).

10.4	—

Sixth Amendment to Credit Agreement, dated as of September 26, 2013, by and among Memorial Production Partners LP, Memorial Production Operating LLC, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Royal Bank of Canada, The Royal Bank of Scotland plc, Union Bank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 1, 2013).

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

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: November 7, 2013	By:	/s/ Andrew J. Cozby

	Name:	Andrew J. Cozby
	Title:	Vice President and Chief Financial Officer of Memorial Production Partners GP LLC