Form 10-K
period 2013-12-31
Memorial Production Partners LP
filed 2014-03-07
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates was approximately $615.4 million on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Market on such date. As of February 28, 2014, the registrant had 55,890,998 common units, 5,360,912 subordinated units and 61,313 general partner units outstanding.

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

BSEE: Bureau of Safety and Environmental Enforcement.

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

•

“our predecessor” for accounting and financial reporting purposes refers collectively to: (i) BlueStone Natural Resources Holdings, LLC (“Bluestone”) and its wholly-owned subsidiaries in addition to certain carved-out oil and natural gas properties (“Classic Carve-Out”) owned by Classic Hydrocarbons Holdings, L.P. (“Classic”) for all periods prior to the closing of our initial public offering on December 14, 2011 and (ii) certain oil and natural gas properties and related assets (“WHT Assets”) owned by WHT Energy Partners LLC (“WHT”) for periods after April 8, 2011 through the closing of our initial public offering;

•

“Cinco Group” refers to (i) certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies owned by: (a) Boaz Energy, LLC (“Boaz”), (b) Crown Energy Partners, LLC (“Crown”), (c) the Crown net profits overriding royalty interest and overriding royalty interest (“Crown NPI/ORRI”), (d) Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), (e) Stanolind Oil and Gas SPV LLC (“Stanolind SPV”), (f) Tanos Energy, LLC (“Tanos”), together with its wholly-owned subsidiaries, and (g) Prospect Energy, LLC (“Prospect”) and (ii) certain oil and natural gas properties in Jackson County, Texas (the “MRD Assets”) owned by Memorial Resource. The Partnership acquired substantially all of the Cinco Group on October 1, 2013 from: (x) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which are primarily owned by two of the Funds (defined below) and (y) Memorial Resource;

•

“the previous owners” for accounting and financial reporting purposes refers collectively to: (a) certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 (“Tanos/Classic Properties”) for periods after common control commenced through their respective acquisition dates, (b) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition, (c) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT from February 2, 2011 (inception) through the date of acquisition; and (d) the Cinco Group for periods after common control commenced through the date of acquisition;

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

These types of statements, other than statements of historical fact included in this report, are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution or any other amount on our common units;

•	our substantial future capital requirements, which may be subject to limited availability of financing;

•	the uncertainty inherent in the development and production of oil and natural gas and in estimating reserves;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;

•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;

•	potential shortages of drilling and production equipment;

•	potential difficulties in the marketing of, and volatility in the prices for, oil and natural gas;

•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;

•	competition in the oil and natural gas industry;

•	general political and economic conditions, globally and in the jurisdictions in which we operate;

•	the impact of legislation and governmental regulations, including those related to climate change, hydraulic fracturing and our status as a partnership for federal income tax purposes;

•	the risk that our hedging strategy may be ineffective or may reduce our income;

•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;

•	actions of third-party co-owners of interest in properties in which we also own an interest;

•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties; and

•	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2013:

•	Our total estimated proved reserves were approximately 1,015 Bcfe, of which approximately 60% were natural gas and 61% were classified as proved developed reserves;

•

We produced from 2,866 gross (1,663 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2013 was 167.7 MMcfe/d, implying a reserve-to-production ratio of approximately 17 years.

Recent Developments

On March 4, 2014, we announced the entry into a definitive agreement to acquire certain oil and natural gas producing properties in East Texas from an operating subsidiary of Memorial Resource for a purchase price of $35.0 million, subject to customary purchase price adjustments. The transaction is expected to close on or about April 1, 2014 and will be financed with borrowings under our revolving credit facility. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. The acquired properties primarily represent additional working interests in wells currently owned by MEMP and located primarily in Polk and Tyler Counties in the Double A Field of East Texas, as well as the Sunflower, Segno and Sugar Creek Fields. MEMP will operate approximately 86% of the producing wells.

2013 Developments

7.625% Senior Notes

In April 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the guarantor subsidiaries and by certain future subsidiaries of the Partnership. In May 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102.0% of par. In October 2013, the Issuers issued an additional $300.0 million aggregate principal amount of the Senior Notes at 97.0% of par. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes are governed by an indenture. The Senior Notes are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the Senior Notes upon a change of control. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers or any significant subsidiary, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately. For information regarding the Senior Notes, see Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

2013 Public Equity Offerings

In March 2013, we issued 9,775,000 common units representing limited partner interests in the Partnership (including 1,275,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $18.35 per unit generating total net proceeds of approximately $171.8 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT.

In October 2013, we issued 16,675,000 common units representing limited partner interests in the Partnership (including 2,175,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $19.90 per unit generating total net proceeds of approximately $318.3 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportional capital contribution, were used to repay a portion of outstanding borrowings under our revolving credit facility.

For information regarding our revolving credit facility, see Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Acquisitions of Oil and Gas Properties

In October 2013, we acquired, through equity and asset transactions, oil and natural gas properties located primarily in the Permian Basin, East Texas and the Rockies from Memorial Resource and certain affiliates of NGP for an aggregate purchase price of approximately $603.0 million, subject to customary post-closing adjustments. We refer to this transaction as the “Cinco Group acquisition.” The Cinco Group acquisition was funded with borrowings under our revolving credit facility. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. The Cinco Group acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

In August and September 2013, we acquired certain oil and natural gas properties in separate transactions from third parties in East Texas (the “East Texas Acquisition”) and the Rockies (the “Rockies Acquisition”) for an aggregate purchase price of approximately $29.4 million. See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for more information about these acquisitions.

In March 2013, we acquired all of the outstanding equity interests in WHT from operating subsidiaries of Memorial Resource for a purchase price of $200.0 million, which included $4.0 million of working capital and other customary adjustments. This acquisition was funded with borrowings under our revolving credit facility and the net proceeds from our March 2013 public offering of common units (including our general partner’s proportionate capital contribution). Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee. The acquired properties consist of additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

Credit Facility

Concurrent with the closing of the Cinco Group acquisition, the sixth amendment to our revolving credit facility became effective and increased the maximum borrowing capacity to $2.0 billion from $1.0 billion. The borrowing base was also increased from $480.0 million to $920.0 million. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of an additional $300.0 million aggregate principal amount of the Senior Notes.

Properties

We engaged Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, to prepare reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2013. We refer to the NSAI report estimating our proved reserves at December 31, 2013 as our “reserve report.” The following table summarizes information, based on our reserve report, about our proved oil and natural gas reserves by geographic region as of December 31, 2013 and our average net production for the three months ended December 31, 2013:

	Estimated Net Proved Reserves					Average Net Production		Average Reserve-to- Production Ratio (3)	Producing Wells
Region	Bcfe (1)	% Oil and NGL	% Natural Gas	% Proved Developed	Standardized Measure (2) (in millions)	MMcfe/d	% of Total		Gross	Net
								(Years)
East Texas/North Louisiana	598	31%	69%	54%	$688	110.2	65.7%	14.9	1,249	626
South Texas	162	15%	85%	82%	137	23.4	14.0%	19.0	528	418
California	86	100%	0%	70%	344	9.3	5.5%	25.3	54	28
Permian	108	92%	8%	45%	362	13.3	7.9%	22.2	426	378
Rockies	61	17%	83%	84%	78	11.5	6.9%	14.5	609	213

Total	1,015	40%	60%	61%	$1,609	167.7	100.0%	16.6	2,866	1,663

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities — Oil and Gas. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus, make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to commodity derivative contracts.

(3)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2013 by the annualized average net production for the three months ended December 31, 2013.

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

•

Leverage our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP) to participate with them in acquisitions of third party producing properties and to increase the size and scope of our potential third-party acquisition targets. Memorial Resource was formed in part to acquire and develop oil and natural gas properties, some of which will likely meet our acquisition criteria. In addition, NGP and its affiliates (including the Funds) have long histories of evaluating, pursuing and consummating oil and natural gas property acquisitions in North America. Through our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP), we have access to their significant pool of management talent and industry relationships, which we believe provides us a competitive advantage in pursuing potential third-party acquisition opportunities. We may also have opportunities to work jointly with Memorial Resource to pursue certain acquisitions of oil and natural gas properties that may not otherwise be attractive acquisition candidates for either of us individually. For example, we and Memorial Resource may jointly pursue an acquisition where we would acquire the proved developed portion of the acquired properties and Memorial Resource would acquire the undeveloped portion. We believe this arrangement gives us access to an array of third-party acquisition opportunities that we would not otherwise be in a position to pursue.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•

Our diversified asset portfolio is characterized by long-lived reserves with low geologic risk, significant production history and predictable production decline rates. Our well life is typically more than 20 years, providing a long history of production that enables better predictability of future production decline rates. Our total estimated proved reserves had a reserve-to-production ratio of approximately 17 years based on our average net production for the three months ended December 31, 2013. Based on our reserve report, as of December 31, 2013, our estimated average proved developed producing decline rate per year is approximately 13.6% for the first three years and 7.1% thereafter.

•

Our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP), which we believe (i) provide us with access to a portfolio of additional oil and natural gas properties that meet our acquisition criteria and (ii) help us with access to and in the evaluation and execution of future acquisitions. Memorial Resource was formed in part to own and acquire producing properties and to develop properties into mature, long-lived producing assets. As of December 31, 2013, Memorial Resource had (i) total estimated proved reserves of approximately 1,086 Bcfe, primarily located in East Texas, North Louisiana and the Rockies and (ii) interests in approximately 347,458 gross (205,818 net) acres of properties. Based on Memorial Resource’s intention to develop its properties and Memorial Resource’s significant ownership interests in us, we believe we may be able to acquire additional assets from Memorial Resource, the Funds, or their respective affiliates in the future, although none of them have any obligation to offer or sell properties to us. Additionally, we believe that our ability to use the industry relationships and broad expertise of Memorial Resource and NGP in expanding our access to acquisitions and evaluating oil and natural gas assets expands our opportunities and differentiates us from many of our competitors. We expect to have the opportunity to work jointly with Memorial Resource to pursue acquisitions of oil and natural gas properties that we would not otherwise be able to pursue on our own or that may not otherwise be attractive acquisition candidates for either of us individually. We leveraged our relationships with Memorial Resource, the Funds, and their respective affiliates during 2013 by: (i) acquiring all of the outstanding equity interests in WHT from operating subsidiaries of Memorial Resource and (ii) acquiring the Cinco Group properties from Memorial Resource and certain affiliates of NGP.

•

Our relationship with Memorial Resource, which provides us with extensive technical expertise in and familiarity with developing and operating oil and natural gas assets within our core focus areas. Through our omnibus agreement with Memorial Resource, we have the operational support of petroleum professionals, many of whom have significant engineering and geoscience expertise in South Texas, East Texas/North Louisiana, Permian Basin, Rockies and/or offshore California, which are our current geographical areas of focus. As of December 31, 2013, Memorial Resource has a team of over 483 employees, including over 95 engineers, geologists and land professionals as well as other experienced exploration, development and production professionals. We believe that this technical expertise and depth differentiates us from, and provides us with a competitive advantage over, many of our competitors. We intend to continue to utilize these resources in maximizing our production and ultimate reserve recovery, which could add substantial value to our assets.

•

Our diverse distribution of reserve value, with 2,866 gross (1,663 net) producing wells as of December 31, 2013, none of which contains estimated proved reserves in excess of 2% of our total estimated proved reserves as of December 31, 2013. The value of our total estimated proved reserves, as approximated by the standardized measure, is spread across a wide subset of our producing wells. Our top 10 wells by value represent approximately 7% of our total standardized measure at December 31, 2013.

•

Our substantial inventory of proved operated infill drilling, recompletion and development opportunities. We have a substantial inventory of low risk, proved undeveloped locations. At December 31, 2013, our properties included approximately 398 Bcfe of estimated proved undeveloped reserves, and had 542 identified low-risk proved drilling locations and 348 proved recompletion and development opportunities.

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

•

Our management team’s extensive experience in the acquisition, development and integration of oil and natural gas assets. The members of our management team have extensive experience in the oil and natural gas industry. We believe our management team’s collective knowledge of the industry, relationships within the industry and experience in identifying, evaluating and completing acquisitions will provide us with opportunities to grow through strategic and accretive acquisitions that complement or expand our existing operations. See “Item 10 — Directors, Executive Officers and Corporate Governance — Directors and Executive Officers” for additional information concerning the background of our management team.

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

Memorial Resource is our largest unitholder as of February 28, 2014, holding 5,360,912 subordinated units (100% of all outstanding), and owns all of the voting interests in our general partner and 50% of our incentive distribution rights. Our general partner has entered into an omnibus agreement with Memorial Resource and the Partnership in which Memorial Resource has agreed to provide the administrative, management and operational services that we believe are necessary to allow our general partner to manage, operate and grow our business.

As of December 31, 2013, Memorial Resource had (i) total estimated proved reserves of approximately 1,086 Bcfe, primarily located in East Texas, North Louisiana and the Rockies and (ii) interests in approximately 347,458 gross (205,818 net) acres of properties. We believe that many of these properties are (or after additional capital is invested will become) suitable for us, based on our criteria that suitable properties consist of mature oil and natural gas reservoirs with long-lived, low-decline, predictable production profiles. We also believe the largely contiguous and overlapping nature of Memorial Resource’s and our East Texas/North Louisiana acreage, along with joint ownership in specific properties, will provide key operational, logistical and technical benefits derived from our aligned interests and information sharing among personnel, in addition to various economic benefits.

As a result of its significant ownership interests in us and our general partner, we believe Memorial Resource will be motivated to support the successful execution of our business strategy and will provide us with opportunities to pursue acquisitions that will be accretive to our unitholders. Memorial Resource views our partnership as part of its growth strategy, and we believe that Memorial Resource will be incentivized to contribute or sell additional assets to us and to pursue acquisitions jointly with us in the future. For example, during 2013 we acquired WHT, Tanos, Prospect and the MRD Assets from Memorial Resource. However, Memorial Resource regularly evaluates acquisitions and dispositions and may elect to acquire or dispose of properties in the future without offering us the opportunity to participate in those transactions. Although we believe Memorial Resource is incentivized to offer properties to us for purchase, none of Memorial Resource, the Funds or any of their respective affiliates has any obligation to sell or offer properties to us.

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

The Funds, which are three of the private equity funds managed by NGP, collectively own 100% of Memorial Resource. The Funds collectively indirectly own 50% of our incentive distribution rights. The remaining economic interest in our incentive distribution rights is owned by Memorial Resource. Given this alignment of interests between NGP, the Funds, Memorial Resource and us, we believe we benefit from the collective expertise of NGP’s employees and their extensive network of industry relationships, and accordingly the access to potential acquisition opportunities that might not otherwise be available to us.

Our Areas of Operation

East Texas/North Louisiana

Approximately 59% of our estimated proved reserves as of December 31, 2013 and approximately 66% of our average daily net production for the three months ended December 31, 2013 were located in the East Texas/North Louisiana region. Our East Texas/Louisiana properties include wells and properties located in Navarro, Anderson, Wood, Upshur, Gregg, Harrison, Rusk, Panola, Leon, Polk, Smith, Tyler and Shelby Counties, Texas and De Soto and Lincoln Parishes, Louisiana. Those properties collectively contained 598 Bcfe of estimated net proved reserves as of December 31, 2013 based on our reserve report and generated average net production of 110.2 MMcfe/d for the three months ended December 31, 2013. Our East Texas/North Louisiana properties include properties in the Joaquin and Carthage fields in Panola and Shelby Counties, the Willow Springs field located in Gregg County, the East Henderson field located in Rusk County, and the Terryville field located in Lincoln Parish.

Based on our reserve report, the East Henderson field contains more than 15% of our total estimated reserves. The oil and natural gas properties in this field were acquired on September 28, 2012 from Goodrich Petroleum Corporation. The following table summarizes production volumes from this field from the date of acquisition through December 31, 2013:

	Year Ended December 31, 2013	September 28, 2012 – December 31, 2012
Production Volumes:
Oil (MBbls)	118	18
NGLs (MBbls)	370	32
Natural gas (MMcf)	4,961	710

Total (MMcfe)	7,887	1,007

Average net production (MMcfe/d)	21.6	10.6

Based on our reserve report, the Carthage field contains more than 15% of our total estimated reserves. Working interests in the oil and natural gas properties in this field were acquired from WHT at our initial public offering. We acquired the remaining interests in the WHT Properties in March 2013 from the previous owners. The following table summarizes production volumes from this field from April 2011 through December 31, 2013:

	Year Ended		April 8, 2011 – December 31, 2011
	December 31, 2013	December 31, 2012
Production Volumes:
Oil (MBbls)	144	143	73
NGLs (MBbls)	748	571	315
Natural gas (MMcf)	9,887	8,530	5,481

Total (MMcfe)	15,236	12,812	7,811

Average net production (MMcfe/d)	41.7	35.0	29.1

South Texas

Approximately 16% of our estimated proved reserves as of December 31, 2013 and approximately 14% of our average daily net production for the three months ended December 31, 2013 were located in the South Texas region. Our South Texas properties include wells and properties in numerous natural gas weighted fields located in McMullen, Live Oak, Duval, Jim Hogg, Webb and Zapata Counties, Texas, including the NE Thompsonville, Laredo and East Seven Sisters fields. Our South Texas properties contained 162 Bcfe of estimated net proved reserves as of December 31, 2013 based on our reserve report. Those properties collectively generated average net production of 23.4 MMcfe/d for the three months ended December 31, 2013.

Offshore Southern California

Approximately 8% of our estimated proved reserves as of December 31, 2013 and approximately 6% of our average daily net production for the three months ended December 31, 2013 were located offshore Southern California. These properties, the Beta properties, consist of: (i) a 51.75% working interest and a 35.03% average net revenue interest in three Pacific Outer Continental Shelf blocks (P-0300, P-0301 and P-0306), referred to as the Beta unit, in the Beta Field located in federal waters approximately 11 miles offshore the Port of Long Beach, California; (ii) a 4.575% overriding royalty interest in the Beta unit; (iii) a 51.75% undivided interest in (a) two wellbore production platforms with permanent drilling equipment systems and (b) one production handling and processing platform; and (iv) a 51.75% controlling equity interest in a 17.5-mile pipeline and an onshore tankage and metering facility. Our Beta properties contained 14.3 MMBbls of estimated net proved reserves as of December 31, 2013 based on our reserve report. The Beta properties collectively generated average net production of 1,543 Bbls/d for the three months ended December 31, 2013.

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

The Beta properties include a controlling interest in the San Pedro Bay Pipeline Company, which owns and operates a 16-inch diameter oil pipeline that extends approximately 17.5 miles from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California. The Ellen and Eureka platforms are the primary source of throughput for this pipeline as well as production received from a third-party platform also located in the Beta Field. Crude oil delivered to the Beta pump station is metered and received into a 10,000 Bbl storage tank. The pipeline includes two pipelines that connect to two sales outlets that connect to the THUMS header, operated by Crimson Pipeline LP, which can deliver the crude oil to over five refineries. All of the crude oil produced from the Ellen and Eureka platforms is currently being delivered to one refinery under a short-term “evergreen’ marketing agreement that renews on a month-to-month basis until either party gives 30-day advance written notice of non-renewal.

Permian Basin

Approximately 11% of our estimated proved reserves as of December 31, 2013 and approximately 8% of our average daily net production for the three months ended December 31, 2013 were located in the Permian Basin region of West Texas and New Mexico. Our Permian Basin properties include wells in Andrews, Archer, Baylor, Cochran, Coke, Crane, Crockett, Dawson, Ector, Gaines, Glasscock, Hockley, Jones, Loving, Pecos, Runnels, Shackelford, Terry, Tom Green, Ward, Winkler and Yoakum Counties of Texas and Eddy County of New Mexico. Key fields include the Anita, Atoka, Bronte, Dimmitt, Elkhorn, Hendrick, Kingdom Abo and North Square Lake fields. Our Permian Basin properties contained 16.7 MMBbls and 8.1 Bcf of estimated net proved reserves of oil and natural gas, respectively, as of December 31, 2013 based on our reserve report and generated average net production of 13.3 MMcfe/d for the three months ended December 31, 2013.

Rockies

Approximately 6% of our estimated proved reserves as of December 31, 2013 and approximately 7% of our average daily net production for the three months ended December 31, 2013 were located in the Rockies region. Our Rockies properties are located in Larimer County in Colorado and Lincoln, Sublette, Sweetwater and Uinta Counties of Wyoming. Key fields include the Bird Canyon, Swan, Fort Collins, Lincoln Road and Mesa fields. Our Rockies properties contained 1.6 MMBbls and 50.2 Bcf of estimated net proved reserves of oil and natural gas, respectively, as of December 31, 2013 based on our reserve report and generated average net production of 11.5 MMcfe/d for the three months ended December 31, 2013.

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

Qualifications of Responsible Technical Persons

Internal Engineers. John D. Williams is the technical person at Memorial Resource primarily responsible to liaison with and provide oversight of our third-party reserve engineers, NSAI, which prepared the reserve report for our properties. Mr. Williams has been practicing petroleum engineering at Memorial Resource since March 2012. Mr. Williams is a Registered Professional Engineer in the State of Texas with over 17 years of experience in the estimation and evaluation of reserves. From April 2005 to March 2012, he held various positions at Southwestern Energy Company, most recently as Reservoir Engineering Manager. From August 1998 to April 2005, he served in various capacities at Ryder Scott Company, which culminated in his serving as Vice President. Mr. Williams is a graduate of the University of Texas at Austin with a B.S. in petroleum engineering and with a M.S. in petroleum engineering.

Netherland, Sewell & Associates, Inc. NSAI is an independent oil and natural gas consulting firm. No director, officer, or key employee of NSAI has any financial ownership in us, Memorial Resource, the Funds, or any of their respective affiliates. NSAI’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. NSAI has not performed other work for us, Memorial Resource, the Funds, or any of their respective affiliates that would affect its objectivity. The estimates of proved reserves at December 31, 2013 presented in the NSAI report were overseen by Mr. Justin S. Hamilton; Mr. David E. Nice; Mr. Richard B. Talley, Jr.; Mr. Philip S. (Scott) Frost; Mr. Joseph J. Spellman; Mr. J. Carter Henson, Jr; Mr. Eric J. Stevens; Mr. Craig H. Adams; and Mr. Nathan C. Shahan.

Justin Hamilton has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Hamilton is a Licensed Professional Engineer in the State of Texas (License No. 104999) and has over 13 years of practical experience in petroleum engineering, with over 13 years of experience in the estimation and evaluation of reserves. He graduated from Brigham Young University in 2000 with a B.S. in mechanical engineering and from the University of Texas in 2007 with a M.B.A.

David Nice has been practicing consulting petroleum geology at NSAI since 1998. Mr. Nice is a Licensed Professional Geoscientist in the State of Texas (License No. 346) and has over 28 years of practical experience in petroleum geosciences, with over 15 years of experience in the estimation and evaluation of reserves. He graduated from University of Wyoming in 1982 with a B.S. in geology and in 1985 with a M.S. in geology.

Richard Talley has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Talley is a Licensed Professional Engineer in the State of Texas (License No. 102425) and in the State of Louisiana (License No. 36998) and has over 15 years of practical experience in petroleum engineering, with over 9 years of experience in the estimation and evaluation of reserves. He graduated from University of Oklahoma in 1998 with a B.S. in mechanical engineering and from Tulane University in 2001 with a M.B.A.

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

Carter Henson has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Henson is a Licensed Professional Engineer in the State of Texas (License No. 73964) and has over 30 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from Rice University in 1981 with a B.S. in mechanical engineering.

Eric Stevens has been practicing consulting petroleum engineering at NSAI since 2007. Mr. Stevens is a Licensed Professional Engineer in the State of Texas (License No. 102415) and has over 11 years of practical experience in petroleum engineering, with over 11 years of experience in the estimation and evaluation of reserves. He graduated from Brigham Young University in 2002 with a B.S. in mechanical engineering.

Craig Adams has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Adams is a Licensed Professional Engineer in the State of Texas (License No. 68137) and has over 29 years of practical experience in petroleum engineering, with over 17 years of experience in the estimation and evaluation of reserves. He graduated from Texas Tech University in 1985 with a B.S. in petroleum engineering.

Nathan Shahan has been practicing consulting petroleum engineering at NSAI since 2007. Mr. Shahan is a Licensed Professional Engineer in the State of Texas (License No. 102389) and has over 12 years of practical experience in petroleum engineering, with over 7 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 2002 with a B.S. in petroleum engineering and in 2007 with a M.E. in petroleum engineering.

All nine technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; all nine are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2013, based on our reserve report prepared by NSAI, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Reserves
	Oil	NGLs	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe) (1)
Estimated Proved Reserves
Developed	22,265	15,959	387,548	616,893
Undeveloped	16,884	12,887	219,591	398,212

Total	39,149	28,846	607,139	1,015,105
Proved developed reserves as a percentage of total proved reserves				61%
Standardized measure (in thousands) (2)				$1,608,112
Oil and Natural Gas Prices (3)
Oil – NYMEX WTI per Bbl				$93.42
Natural gas – NYMEX Henry Hub per MMBtu				$3.67

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, please read “Item 1. Business — Operations — Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Derivative Contracts.”

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

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves as of December 31, 2013 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our and our predecessor’s drilling and development programs have been substantially funded from cash flow from operations. Our expectation is to continue to fund our drilling and development programs, with respect to maintenance capital expenditures, primarily from our cash flow from operations, and to fund growth capital expenditures with external capital. Based on our current expectations of our cash flows and available external capital (including from our revolving credit facility), as well as our planned drilling and development programs, which include drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions in the next five years from our cash flow from operations and, if needed, our revolving credit facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

During the fiscal year ended 2013, our proved undeveloped reserves increased 2.8 Bcfe, from 395.4 Bcfe to 398.2 Bcfe. We made approximately $103.4 million of capital expenditures during the year ended December 31, 2013 to convert approximately 69.5 Bcfe of proved undeveloped reserves to proved developed reserves. This decrease of 69.5 Bcfe was offset by a 72.3 Bcfe increase in proved undeveloped reserves during the year ended December 31, 2013 primarily due to reserve additions and price revisions.

Production, Revenue and Price History

For a description of our, our predecessor’s, and the previous owners’ combined historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average sales prices by product and average production costs by geographic region for the years ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31, 2013
	Oil		NGLs		Natural Gas		Total
	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Lease Operating Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/North Louisiana	383	$100.61	1,368	$31.26	24,946	$3.33	35,450	$4.64	$0.80
South Texas	26	91.31	247	32.08	7,589	3.00	9,228	3.58	1.41
California	549	100.31	—	—	—	—	3,296	16.72	6.36
Permian	731	93.59	—	—	650	4.81	5,038	14.21	4.18
Rockies	75	88.95	17	30.88	2,739	3.62	3,291	5.19	1.62

Total	1,764	$96.98	1,632	$31.38	35,924	$3.31	56,303	$6.06	$1.58

Average net production (MMcfe/d)							154.3

	Year Ended December 31, 2012
	Oil		NGLs		Natural Gas		Total
	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Lease Operating Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/North Louisiana	247	$94.60	745	$36.78	16,853	$2.51	22,804	$4.08	$1.18
South Texas (1)	27	91.09	—	77.39	9,662	3.20	9,824	3.40	1.30
California	574	102.96	—	—	—	—	3,444	17.16	5.49
Permian	596	90.22	—	—	653	4.46	4,231	13.40	4.10
Rockies	75	85.78	—	—	2,576	2.71	3,026	4.44	1.42

Total	1,519	$95.54	745	$35.75	29,744	$2.82	43,329	$5.90	$1.85

Average net production (MMcfe/d)							118.4

(1)	NGL volumes were less than 1 MBbls.

	Year Ended December 31, 2011
	Oil		NGLs		Natural Gas		Total
	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Production Volumes	Average Sales Price	Lease Operating Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/North Louisiana	140	$92.58	374	$53.47	13,985	$3.64	17,065	$4.91	$1.03
South Texas	24	87.81	1	82.95	9,053	4.43	9,205	4.60	1.67
California	591	102.74	—	—	—	—	3,547	17.12	4.93
Permian	276	94.08	—	—	247	5.85	1,906	14.41	4.04
Rockies	81	87.14	—	—	2,544	4.12	3,032	5.79	1.57

Total	1,112	$97.85	375	$53.58	25,829	$3.99	34,755	$6.67	$1.81

Average net production (MMcfe/d)							95.2

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2013.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	489	441	1,432	1,063
Non-operated	43	8	902	151

Total	532	449	2,334	1,214

(1) Includes wells operated by Memorial Resource on our behalf.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2013, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2013 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
South Texas	85,027	70,629
East Texas/North Louisiana	142,118	55,593
Permian	33,832	24,675
Rockies	133,664	48,910

Total	394,641	199,807

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

Undeveloped Acreage

The following table sets forth information as of December 31, 2013 relating to our undeveloped leasehold acreage (including the remaining terms of leases and concessions).

Region	Undeveloped Acreage		Net Acreage Subject to Lease Expiration by Year
	Gross (1)	Net (2)	2014	2015	2016
South Texas	1,658	1,658	—	—	—
East Texas/North Louisiana	14,385	5,254	773	—	—
Permian	16,717	13,599	895	710	477
Rockies	73,422	50,802	3,970	2,557	2,563

Total	106,182	71,313	5,638	3,267	3,040

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

Drilling Activities

Our drilling activities consist entirely of development wells. The following table sets forth information with respect to wells drilled and completed by us, our predecessor, or the previous owners during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2013, 15 gross (8.6 net) wells were in various stages of completion.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	45.0	32.6	38.0	24.4	14.0	10.7
Dry	—	—	1.0	1.0	1.0	1.0
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	45.0	32.6	38.0	24.4	14.0	10.7
Dry	—	—	1.0	1.0	1.0	1.0

Total	45.0	32.6	39.0	25.4	15.0	11.7

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Operations

General

As of December 31, 2013, the Partnership or Memorial Resource is the operator of record of the properties containing 94% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate.

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

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from 0% to 59%, or 19% on average, resulting in a net revenue interest to us ranging from 41% to 100%. As of December 31, 2013, most of our leases are held by production and do not require lease rental payments.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2013	2012	2011
Major customers: (1)
Phillips 66 (2)	15%	13%	n/a
ConocoPhillips (2)	n/a	14%	27%

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our revolving credit facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. Our outstanding commodity derivative contracts currently consist of floating-for-fixed swaps, collars, call spreads, and basis swaps.

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

It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions or otherwise deemed by management as competent and competitive market makers. As of December 31, 2013, each of the counterparties to our derivative contracts was a lender, or an affiliate of a lender, under our revolving credit facility. We will continue to evaluate the benefit of employing derivatives in the future. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

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

Seasonal Nature of Business

The price we receive for our natural gas production is impacted by seasonal fluctuations in demand for natural gas. The demand for natural gas typically peaks during the coldest months and tapers off during the warmest months, with a slight increase during the summer to meet the demands of electric generators. The weather during any particular season can affect this cyclical demand for natural gas. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

Hydraulic Fracturing

Hydraulic fracturing has been a part of the completion process for substantially all wells on our onshore producing properties, and the future economic development of substantially all of our onshore properties is dependent on our ability to hydraulically fracture the producing formations. We are currently conducting hydraulic fracturing activity in our East Texas/North Louisiana, Permian and Rockies holdings. As of December 31, 2013, substantially all of our leasehold acreage is currently held by production from existing wells; therefore, fracturing is not currently required to maintain this acreage but it will be required in the future to economically develop the proved non-producing and proved undeveloped reserves associated with this acreage. We plan to utilize hydraulic fracturing operations on nearly all of our onshore proved non-producing and proved undeveloped reserves. This represents 38% of our total estimated proved reserves with a total standardized measure of $368 million as of December 31, 2013.

All of our currently scheduled onshore drilling operations for 2014 are located in our East Texas/North Louisiana, Permian and Rockies holdings. Our planned horizontal wells in East Texas/North Louisiana and our vertical wells in the Permian will both benefit from hydraulic fracturing operations. Additionally, we plan to participate in new drilling operations as a non-operator in the Rockies that will utilize hydraulic fracturing. The targeted reservoirs are conventional sand reservoirs, such as the Cotton Valley, as opposed to shale oil and gas resource plays. A typical hydraulic fracture stimulation treatment on one of our horizontal drill wells is pumped in 8 to 20 stages, and utilizes a total of 350,000 gallons of non-potable water and 300,000 pounds of sand or proppant per stage. Any hydraulic fracture stimulation work that may be conducted on one of our PDNP or vertical PUD reserve cases would be significantly smaller in comparison. A projected PDNP or vertical PUD treatment would be pumped utilizing a total of an estimated 30,000 to 200,000 gallons of non-potable water and 50,000 to 250,000 pounds of sand or proppant. Chemical additives to these treatments typically run less than one percent of the total fluid volume, with the balance being non-potable water. Our onshore properties are in legacy field areas that have been exposed to fracture stimulation operations for decades. The necessary volumes of treatment water in these areas are generally readily available. Our offshore California properties are not projected to undergo any hydraulic fracture stimulation treatments.

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

Regulations applicable to our operating areas do not currently require, and we do not currently evaluate, the environmental impact of typical additives used in fracturing fluid; however, approximately 99% of the hydraulic fracturing fluids we use is made up of water.

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

We routinely apply hydraulic fracturing techniques in many of our onshore oil and natural-gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions; however, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the SDWA Underground Injection Control Program, or UIC Program. On February 12, 2014, the EPA published a revised draft UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

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

The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a progress report in December 2012. A draft report is expected to be released for public comment and peer review in 2014. The final report could be released as late as 2016. The EPA’s study, depending on its degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. On May 16, 2013, the U.S. Department of Interior issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water.

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

On October 20, 2011, the EPA announced its plan to propose federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” The EPA asserts that this water may contain radioactive materials and other pollutants and, therefore, may deteriorate drinking water quality if not properly treated before discharge. The Clean Water Act prohibits the discharge of wastewater into federal or state waters. Thus “flowback” and “produced water” must either be injected into permitted disposal wells or transported to public or private treatment facilities for treatment. The EPA asserts that due to some contaminants in hydraulic fracturing wastewater, most treatment facilities are unable to properly treat the wastewater before introducing it into public waters. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. A proposed rule is expected in April 2014.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have adversely impacted drinking water supplies, use of surface water, and the environment generally. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could become subject to additional permitting requirements and result in permitting delays as well as potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Insurance

In accordance with customary industry practice, we maintain insurance against many potential operational risks and losses that would be covered by the following policies:

•	Commercial General Liability;

•	Primary Umbrella / Excess Liability;

•	Property;

•	Workers’ Compensation;

•	Employer’s Liability;

•	Maritime Employer’s Liability;

•	U.S. Longshore and Harbor Workers’;

•	Control of Well;

•	Loss of Production;
•	Oil Pollution Act Liability;

•	Pollution Legal Liability;

•	Charterer’s Legal Liability;

•	Non-Owned Aircraft Liability;

•	Automobile Liability;

•	Directors & Officers Liability;

•	Employment Practices Liability;

•	Crime; and

•	Fiduciary

Onshore Insurance Program. We maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2013, we maintain commercial general liability insurance, automobile liability insurance and umbrella / excess liability insurance. Our commercial general liability insurance has limits of $1.0 million per occurrence and $2.0 million in the aggregate. Our automobile liability insurance has limits of $1.0 million per occurrence. There is a $1,000 deductible for auto liability insurance. Our excess liability limits for each occurrence and in the aggregate is a minimum of $25.0 million. There is a $250,000 deductible for our commercial general liability insurance and no deductible on our umbrella / excess liability insurance. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden and accidental pollution liability. Our umbrella / excess liability insurance is in addition to our general and automobile liability policy and may be triggered if the general or automobile liability insurance policy limits are exceeded. In addition, we maintain control of well insurance with per occurrence limits ranging from $10.0 million to $20.0 million and retentions ranging from $100,000 to $250,000. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells, including above ground pollution.

As of December 31, 2013, we do not have any insurance policies in effect that are intended to provide coverage for losses solely related to our hydraulic fracturing operations. However, we believe our general liability and excess liability insurance policies could cover third-party claims for property damage and bodily injury related to our hydraulic fracturing operations in accordance with, and subject to, the terms of such policies. These policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities, and we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

We enter into master services agreements, or MSAs, with various service providers. These MSAs allocate potential liabilities and risks between the parties. Under certain MSAs, we indemnify the hydraulic fracturing service providers for pollution and contamination of any kind, damages to or losses from wells or underground formations and damages to property, including pipelines, storage or production facilities. Under certain other MSAs, the service providers indemnify us for pollution or contamination that originates above the surface and is caused by the service provider’s equipment or services, unless such pollution or contamination is caused by our gross negligence or willful misconduct, and we indemnify the service providers for all other pollution or contamination that may occur during operations (including that which may result from seepage or any other uncontrolled flow of oil, natural gas or other fluids from the well), unless such pollution or contamination is caused by the service provider’s gross negligence or willful misconduct. Generally, we also agree to indemnify the service providers against claims arising from our employees’ personal injury or death to the extent that our employees are injured by such hydraulic fracturing operations, unless resulting from the service provider’s gross negligence or willful misconduct. Similarly, the service providers generally agree to indemnify us for liabilities arising from personal injury to or death of any of their employees, unless resulting from our gross negligence or willful misconduct. In addition, the service providers generally agree to indemnify us for loss or destruction of property or equipment that they own, unless resulting from our gross negligence or willful misconduct. In turn, we agree to indemnify the service providers for loss or destruction of property or equipment we own, unless resulting from the service provider’s gross negligence or willful misconduct.

Despite the general allocation of risk discussed above, we may not succeed in enforcing such contractual allocation of risk, we may be required to enter into a MSA with terms that vary from such allocation of risk and may incur costs or liabilities that fall outside any contractual allocation of risk. As a result, we may incur substantial losses that could materially and adversely affect our financial position, results of operations and cash flows.

Offshore Insurance Program. We maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2013, we maintain commercial general liability insurance, automobile liability insurance and umbrella / excess liability insurance that covers our Beta properties and the associated onshore tankage and metering facility. Our commercial general liability insurance has limits of $1.0 million per occurrence and $2.0 million in the aggregate with a $25,000 deductible for pollution clean-up. Our automobile liability insurance has limits of $1.0 million per occurrence and a $1,000 deductible. Our excess liability limits for each occurrence and in the aggregate is $200.0 million with a $25,000 deductible. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden or accidental pollution liability. Our umbrella / excess liability insurance is in addition to our general and automobile liability policies and is triggered if the general or automobile liability insurance policy limits are exceeded. In addition, we maintain control of well insurance with per occurrence limits ranging from $50 million to $100.0 million with retentions ranging from $250,000 to $500,000. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells, including pollution and clean up. Our oil pollution act liability policy has a limit of $35.0 million per incident. Our pollution legal liability insurance has limits of $10.0 million per pollution event and $20.0 million in the aggregate with a $50,000 deductible per pollution event. Our loss of production income policy currently insures us against loss up to $87.5 million due to a temporary interruption in the oil supply from our offshore facilities as a result of a physical loss or damage to our offshore facilities.

Environmental, Occupational Health and Safety Matters and Regulations

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

The following is a summary of the more significant existing environmental, occupational health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

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

The BOEM, is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the EPA.

The BSEE is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. BSEE has regulations requiring offshore production facilities and pipelines located on the Outer Continental Shelf, or OCS, to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization. BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. BSEE generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met.

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

The Oil Pollution Act of 1990, or OPA, is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. Responsible parties include (i) owners and operators of onshore facilities and pipelines and (ii) lessees or permittees of offshore facilities. The OPA establishes a liability limit for onshore facilities of $350 million. In addition, OPA requires parties responsible for offshore facilities to provide financial assurance in the amount of $35 million, which can be increased to $150 million in some circumstances, to cover potential OPA liabilities. These liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Game’s Office of Oil Spill Prevention and Response have adopted oil-spill prevention regulations that overlap with federal regulations.

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

Regulation of “Greenhouse Gas” Emissions

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

In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which was finalized in April 2010 and became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, and it also became effective January 2011, although on October 15, 2013, the U.S. Supreme Court announced it will review aspects of the rule in 2014. The tailoring rule establishes new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Finally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, the EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards for new coal-fired and natural gas-fired power plants.

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

Occupational Safety and Health Act

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

As of December 31, 2013, Memorial Resource had 483 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that Memorial Resource’s relations with its employees are satisfactory. Our general partner also contracts on our behalf for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

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

We may not have sufficient available cash each quarter to pay our current quarterly distribution, the minimum quarterly distribution of $0.4750 per unit or any other amount. Under the terms of our partnership agreement, the amount of cash available for distribution will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including acquisitions of additional oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders.

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

Lower oil and natural gas prices may decrease our revenues and thus cash available for distribution to our unitholders. Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2013, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $33.98 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.07 per MMBtu to a low of $1.91 per MMBtu. A significant decrease in commodity prices may cause us to reduce the distributions we pay to our unitholders or to cease paying distributions.

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

Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may incur impairment charges in the future that could have a material adverse effect on our results of operations in the period taken, our ability to borrow funds under our revolving credit facility and our ability to pay distributions to our unitholders.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. For example, if the prices used in our reserve report had been $10.00 less per Bbl for oil and $1.00 less per MMBtu for natural gas, then the standardized measure of our estimated proved reserves as of December 31, 2013, would have decreased by approximately $485.8 million, from $1,608.1 million to $1,122.3 million.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. Any of our development and production operations may incur unscheduled costs or otherwise be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor, electrical power or other services;

•	composition of sour natural gas, including sulfur, carbon dioxide and other diluent content;

•	unexpected operational events and conditions;

•	failure of down hole equipment and tubulars;

•	loss of wellbore mechanical integrity;

•	failure of unavailability of gathering pipeline capacity, particularly from the Beta properties;

•	hydrocarbon or oilfield chemical spills;

•	adverse weather conditions and natural disasters;

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

Many of our properties are in areas that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining any of our properties could take actions, such as drilling additional wells that could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves, and may inhibit our ability to further exploit and develop our reserves.

Our expectations for future development activities are planned to be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

We have identified drilling, recompletion and development locations and prospects for future drilling, recompletion and development. These drilling, recompletion and development locations represent a significant part of our future drilling and enhanced recovery opportunity plans. We cannot predict in advance of drilling, testing and analysis of data whether any particular drilling location will yield production in sufficient quantities to recover drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas reserves exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Our ability to drill, recomplete and develop locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, the generation of additional seismic or geological information, the availability of drilling rigs, drilling results, construction of infrastructure and lease expirations. Because of these uncertainties, we cannot be certain of the timing of these activities or that they will ultimately result in the realization of estimated proved reserves or meet our expectations for success. As such, our actual drilling and enhanced recovery activities may materially differ from our current expectations, which could have a significant adverse effect on our estimated reserves, financial condition and results of operations, and as a result, our ability to make cash distributions to our unitholders.

Part of our strategy involves using horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our casing the entire length of the wellbore;

•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages;

•	the ability to run tools the entire length of the wellbore during completion operations; and

•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical.

SEC rules could limit our ability to book additional PUDs in the future.

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill those wells within the required five-year timeframe.

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

We may incur losses as a result of title defects in the properties in which we invest.

The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. While we typically obtain title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the minerals under the property.

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

Our properties are located in Texas, Louisiana, offshore Southern California, Colorado, Wyoming and New Mexico. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could have an impact on our results of operations and cash available for distribution to our unitholders.

We are dependent upon a small number of significant customers for a substantial portion of our production sales and we may experience a temporary decline in revenues and production if we lose any of those customers.

We had one individual customer that accounted for 10% or more of total reported revenues for the year ended December 31, 2013. To the extent this significant customer reduces the volume they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash available for distribution could decline, which could adversely affect our ability to make cash distributions to our unitholders at the then-current distribution rate or at all. See “Item 1. Business — Operations — Marketing and Major Customers.”

Additionally, a failure by this significant customer, or any purchasers of our production, to perform their payment obligations to us could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in our liquidity and ability to make distributions to our unitholders.

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

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may be unable to pay the minimum quarterly distribution or our current quarterly distribution without borrowing under our revolving credit facility or otherwise. If we use borrowings to pay distributions to our unitholders for an extended period of time rather than to fund capital expenditures and other activities relating to our operations, we may be unable to maintain or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness incurred to pay these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition and results of operations. If we borrow to pay distributions to our unitholders during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution to our unitholders to avoid excessive leverage.

The terms of our indebtedness include restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.

The operating and financial restrictions and covenants in our revolving credit facility, the indenture governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions to our unitholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit facility that are not cured or waived within the appropriate time periods provided in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

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

Borrowings under our revolving credit facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Price Risk” included under Part II of this annual report for further information regarding interest rate sensitivity.

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

The continuing production from our properties, and to some extent the marketing of our production, is dependent upon the ability of the operators of our properties. Memorial Resource operates substantially all of our properties, either directly as operator or, where we are the operator of record, on our behalf under the omnibus agreement. As of December 31, 2013, based on proved reserve volumes, we operated 23%, Memorial Resource operated 44% and third parties operated 33% of the wells and properties in which we have interests. As a result, the success and timing of drilling and development activities on such properties, depend upon a number of factors, including:

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

In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which was finalized in April 2010 and became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010, which became effective January 2011. The U.S. Supreme Court announced it will review aspects of the rule in 2014. The tailoring rule establishes new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Finally, in October 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, the EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards for new coal-fired and natural-gas fired power plants.

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

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or CFTC, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act also provides for the establishment of margin requirements, including margin requirements for non-cleared swaps, and requires clearing and trade execution practices for certain market participants, each of which may result in certain market participants needing to curtail or cease their derivatives activities. Although many of the rules necessary to implement the Dodd-Frank Act remain to be adopted and although a rule imposing position limits on certain commodities, including oil and natural gas, has been adopted by the CFTC and subsequently vacated and remanded to the CFTC for further proceedings by order of the United States District Court for the District of Columbia, the CFTC has issued a large number of rules to implement the Dodd-Frank Act, including a rule establishing an “end-user” exception to mandatory clearing, referred to herein as the End-User Exception, and the CFTC has proposed a new rule imposing position limits, referred to herein as the Proposed Position Limit Rule, which would limit trading in the New York Mercantile Exchange (NYMEX) contracts for Henry Hub Natural Gas, Light Sweet Crude Oil, and certain refined products. Comments on the Proposed Position Limit Rule were due on February 10, 2014. Margin regulations for non-cleared swaps for certain significant market participants were proposed in April of 2011 but have not been adopted.

We cannot predict when or in what form the Proposed Position Limit Rule or any margin regulations for non-cleared swaps will be adopted. We qualify as a “non-financial entity” for purposes of the End-User Exception and, as such, we will be eligible for and expect to utilize such exception and, as a result, our hedging activity will not be subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End-User Exception. The Dodd-Frank Act, the rules which have been adopted and not vacated, and, if adopted, the Proposed Position Limit Rule and margin regulations for non-cleared swaps, could significantly increase the cost of derivative contracts (including through requirements to post collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may impact our operations.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Federal Water Pollution Control Act (the “CWA”) imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Also, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and adversely affect our production.

We routinely apply hydraulic fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions; however, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act’s, or SDWA, Underground Injection Control Program, or UIC Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

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

The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a progress report in December 2012. A draft report is expected to be released for public comment and peer review in 2014. A final report could be released as late as 2016. The EPA’s study, depending on its degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Also, on May 16, 2013, the U.S. Department of Interior issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water.

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

Finally, on October 20, 2011, the EPA announced its plan to propose federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” The EPA asserts that this water may contain radioactive materials and other pollutants and, therefore, may deteriorate drinking water quality if not properly treated before discharge. The Clean Water Act prohibits the discharge of wastewater into federal or state waters. Thus “flowback” and “produced water” must either be injected into permitted disposal wells or transported to public or private treatment facilities for treatment. The EPA asserts that due to some contaminants in hydraulic fracturing wastewater, most treatment facilities are unable to properly treat the wastewater before introducing it into public waters. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. A proposed rule is expected in April 2014.

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

To maintain and increase our levels of production, we will need to acquire oil and natural gas properties. All of the officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner, who are responsible for managing our general partner’s direction of our operations and acquisition activities, hold positions of responsibility with other entities (including NGP-affiliated entities) that are in the business of identifying and acquiring oil and natural gas properties. For example, the Funds and their affiliates (including NGP) are in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties, and Memorial Resource is in the business of acquiring and developing oil and natural gas properties. Mr. Hersh, a director of our general partner, is the Chief Executive Officer of NGP Energy Capital Management and a managing partner of NGP; Mr. Gieselman, a director of our general partner, is a managing director of NGP; Mr. Weber, a director of our general partner, currently serves as Managing Partner and Chief Operating Officer for NGP; and Mr. Weinzierl, the Chief Executive Officer and Chairman of the board of directors of our general partner, was a managing director and operating partner of NGP before our initial public offering and continues to hold ownership interests in the Funds and certain of their affiliates. Officers of our general partner will continue to devote significant time to the business of Memorial Resource. We cannot assure you that any conflicts that may arise between us and our unitholders, on the one hand, and Memorial Resource or the Funds, on the other hand, will be resolved in our favor. The existing positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our unitholders should be aware, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

We have entered into an omnibus agreement with Memorial Resource and our general partner pursuant to which, among other things, Memorial Resource provides management, administrative and operating services for us and our general partner. The payments to Memorial Resource pursuant to this agreement will be substantial and will reduce the amount of cash available for distribution to unitholders.

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

Our general partner has control over all decisions related to our operations. Since Memorial Resource owns our general partner and all of our subordinated units, the other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units after the subordination period has ended. Please read “— Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of our unitholders.”

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

In addition, our general partner owns 50% of the outstanding IDRs and may transfer them to a third party at any time without the consent of our unitholders. If our general partner transfers its IDRs to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.

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

As of February 28, 2014, Memorial Resource owns all of our subordinated units, which convert into common units at the end of the subordination period. Sales by Memorial Resource of a substantial number of our common units, including common units issued upon the conversion of the subordinated units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain further capital through additional offerings of equity securities.

Our general partner has a call right that may require common unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units. As of February 28, 2014, Memorial Resource owns all of our subordinated units.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Louisiana, Colorado, Wyoming, New Mexico and California. Louisiana and California currently impose a personal income tax on individuals. These states also impose an income or franchise tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is contained in Item 1. Business “— Our Areas of Operation” and “— Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed and traded on the NASDAQ Global Market under the symbol “MEMP.” Our common units began trading on December 9, 2011 at an initial public offering price of $19.00 per common unit. As of February 28, 2014, there were approximately 63 holders of record of our common units.

As reported by the NASDAQ Global Market, the following table shows the low and high sales prices per common unit and the cash distributions declared per common unit for the periods indicated:

	Common Unit Price Range		Cash Distributions

	High	Low
2013
4th Quarter	$22.29	$19.30	$0.5500
3rd Quarter	$21.36	$18.19	$0.5500
2nd Quarter	$20.65	$18.16	$0.5125
1st Quarter	$20.12	$17.58	$0.5125
2012
4th Quarter	$20.75	$16.50	$0.5075
3rd Quarter	$19.14	$16.40	$0.4950
2nd Quarter	$18.79	$15.71	$0.4800
1st Quarter	$19.05	$16.59	$0.4800

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

General Partner Interest and Incentive Distribution Rights

Our general partner is entitled to 0.1% of all distributions of available cash that we make prior to our liquidation. Our general partner’s initial 0.1% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its initial 0.1% general partner interest. Our general partner is not obligated to contribute a proportionate amount of capital to us to maintain its current general partner interest. We have also issued incentive distribution rights (“IDRs”), which entitle the holder(s) thereof to additional increasing percentages, up to a maximum of 24.9% of the cash we distribute in excess of $0.54625 per common unit per quarter. Our general partner owns 50%, and the Funds indirectly own 50%, of the IDRs.

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

The holders of the IDRs are entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Total Quarterly Distributions Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner	IDRs (1)
Minimum Quarterly Distribution	$0.4750	99.9%	0.1%	—
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%	—
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	0.1%	14.9%
Thereafter	above $0.59375	75.0%	0.1%	24.9%

(1)	Our general partner owns 50%, and the Funds indirectly own 50%, of the IDRs.

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter after the subordination period in the following manner:

•	first, 99.9% to all unitholders, pro rata, and 0.1% to our general partner, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders, the general partner and the holders of the IDRs based on the percentages in the table above.

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

Unregistered Sales of Equity Securities

Our general partner’s 0.1% interest in us was represented by 61,313 general partner units at December 31, 2013. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the year ended December 31, 2013, there were multiple awards of restricted common units that were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to executive officers and independent directors of our general partner and other Memorial Resource employees. In conjunction with the issuance of these restricted common units, we issued 513 general partner units to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner, was less than $0.1 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

In connection with our public offering of common units in March 2013, we issued 9,778 general partner units to our general partner on March 25, 2013 to maintain its 0.1% interest in us, for which we received a capital contribution of approximately $0.2 million from our general partner. In connection with our public offering of common units in October 2013, we issued 16,692 general partner units to our general partner on October 8, 2013 to maintain its 0.1% interest in us, for which we received a capital contribution of approximately $0.3 million from our general partner. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

Common Units Authorized for Issuance Under Equity Compensation Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2013, there were no repurchases of our common units.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Basis of Presentation. The selected financial data as of, and for the years ended, December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our consolidated financial statements and our predecessor and/or the previous owners’ combined financial statements. The combined financial statements of our predecessor are those of BlueStone and the Classic Carve-Out through December 13, 2011 and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through December 11, 2012 and the Cinco Group from inception through October 1, 2013. The combined selected financial data of our predecessor and/or the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated those assets separately during those periods.

Comparability of the information reflected in selected financial data. The comparability of the results of operations among the periods presented below is impacted by the following acquisitions:

•	Two separate acquisitions of assets in South Texas in March and May 2009, respectively, for a net purchase price of approximately $15.9 million.

•	The acquisition of working interests in Beta properties in December 2009 for approximately $73.8 million.

•	The acquisition of interests in certain oil and gas properties in Southwestern Wyoming for approximately $62.9 million in January 2010.

•	The Forest Oil asset acquisition in June 2010 for approximately $65.9 million.

•	Two separate acquisitions of assets in East Texas in January and March 2010, respectively, for a net purchase price of approximately $14.0 million.

•	Three separate acquisitions of assets in South Texas in April and May 2010, respectively, for a total purchase price of approximately $23.2 million.

•	The acquisition of assets in East Texas in mid-December 2010 from a third party oil and gas producer for a net purchase price of approximately $66.5 million.

•	Oil and natural gas properties and related assets acquired from BP in May 2011, including the related disposition to BP of certain assets previously acquired from Forest Oil.

•	The acquisition of oil and natural gas properties and related assets in East Texas from a third party in April 2011 for a total purchase price of approximately $302.0 million.

•

Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties located primarily in the Permian Basin and offshore Louisiana completed by the previous owners during 2011 for an aggregate purchase price of $85.8 million, including the 2012 divestiture of the offshore Louisiana properties.

•	Two separate acquisitions of assets in East Texas in May and September 2012, respectively, for a net purchase price of approximately $126.9 million.

•	The acquisition of working interests, royalty interests and net revenue interests located in the Permian Basin for a net purchase price of approximately $74.7 million.

•	Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties primarily located in the Permian Basin for an aggregate net purchase price of $75.9 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	For Year Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per unit data)
				(Unaudited)	(Unaudited)
Statement of Operations Data:
Revenues:
Oil & natural gas sales	$341,197	$255,608	$231,923	$112,793	$34,797
Pipeline tariff income and other	2,419	2,815	2,689	2,894	319

Total revenues	343,616	258,423	234,612	115,687	35,116

Costs and expenses:
Lease operating	88,893	80,116	62,909	37,779	13,444
Pipeline operating	1,835	2,114	2,526	1,896	—
Exploration	1,130	2,463	1,126	246	2,722
Production and ad valorem taxes	17,784	16,048	11,680	4,839	2,029
Depreciation, depletion, and amortization	97,269	76,036	61,882	38,786	21,520
Impairment of proved oil and natural gas properties	54,362	10,532	18,415	11,838	3,480
General and administrative	43,495	30,342	26,695	16,262	10,841
Accretion of asset retirement obligations	4,853	4,377	4,032	3,111	326
(Gain) loss on commodity derivative instruments	(26,281)	(21,417)	(58,407)	(9,178)	(11,131)
Gain on sale of properties	(2,848)	(9,759)	(63,033)	(239)	(7,851)
Other, net	647	138	2,282	1,195	448

Total costs and expenses	281,139	190,990	70,107	106,535	35,828

Operating income	62,477	67,433	164,505	9,152	(712)
Other income (expense):
Interest expense, net	(41,901)	(20,436)	(14,970)	(4,732)	(3,085)
Amortization of investment premium	—	(194)	(606)	(907)	—

Total other income (expense)	(41,901)	(20,630)	(15,576)	(5,639)	(3,085)

Income (loss) before income taxes	20,576	46,803	148,929	3,513	(3,797)
Income tax benefit (expense)	(308)	(285)	(139)	(483)	—

Net income	20,268	46,518	148,790	3,030	(3,797)
Net income (loss) attributable to noncontrolling interest	267	104	(146)	(8)	—

Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936	$3,038	$(3,797)

Limited partners’ interest in net income:
Net income (loss) attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936	$3,038	$(3,797)
Net (income) loss allocated to predecessor	—	—	(75,740)	11,317	(1,106)
Net (income) loss allocated to previous owners	(11,275)	(46,293)	(66,604)	(14,355)	4,903
Net (income) loss allocated to general partner	(49)	—	(7)	—	—

Limited partners’ interest in net income	$8,677	$121	$6,585	$—	$—

Earnings per unit attributable to limited partners:
Basic and diluted earnings per unit	$0.19	$0.01	$0.30	$ n/a	$ n/a

Supplemental basic and diluted EPU (1)	$0.43	$2.03	$6.83	$ n/a	$ n/a

Cash distributions declared per unit	$2.0825	$1.5479	$ n/a	$ n/a	$ n/a

				(Unaudited)	(Unaudited)
Cash Flow Data:
Net cash flow provided by operating activities	$193,697	$156,844	$122,140	$56,065	$15,187
Net cash used in investing activities	201,413	357,209	500,899	326,248	134,487
Net cash (used in) provided by financing activities	(3,585)	208,821	374,982	281,018	123,583

			(Unaudited)	(Unaudited)	(Unaudited)
Balance Sheet Data:
Working capital (deficit)	$(3,050)	$60,629	$48,620	$23,484	$14,458
Total assets	1,552,307	1,489,404	1,255,660	689,759	353,850
Total debt	792,067	630,182	361,001	193,014	63,510
Total equity	579,616	711,765	742,901	380,932	223,606

(1)	See Note 10 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data for more information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” contained herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed in “Risk Factors” contained in Part I — Item 1A of this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Forward-Looking Statements” in the front of this report.

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2013:

•	Our total estimated proved reserves were approximately 1,015 Bcfe, of which approximately 60% were natural gas and 61% were classified as proved developed reserves;

•

We produced from 2,866 gross (1,663 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2013 was 167.7 MMcfe/d, implying a reserve-to-production ratio of approximately 17 years.

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

Natural Gas. The NYMEX-Henry Hub future price of natural gas is a widely used benchmark for the pricing of natural gas in the United States. The actual prices realized from the sale of natural gas can differ from the quoted NYMEX-Henry Hub price as a result of quality and location differentials. Quality differentials to NYMEX-Henry Hub prices result from: (1) the Btu content of natural gas, which measures its heating value, and (2) the percentage of sulfur, CO2 and other inert content by volume. Natural gas with a high Btu content (“wet” natural gas) sells at a premium to natural gas with low Btu content (“dry” natural gas) because it yields a greater quantity of NGLs. Natural gas with low sulfur and CO2 content sells at a premium to natural gas with high sulfur and CO2 content because of the added cost required to separate the sulfur and CO2 from the natural gas to render it marketable. Wet natural gas is processed in third-party natural gas plants, where residue natural gas as well as NGLs are recovered and sold. At the wellhead, our natural gas production typically has an average energy content greater than 1,000 Btu and minimal sulfur and CO2 content and generally receives a premium valuation. The dry natural gas residue from our properties is generally sold based on index prices in the region from which it is produced.

Location differentials to NYMEX-Henry Hub prices result from variances in transportation costs based on the natural gas’ proximity to the major consuming markets to which it is ultimately delivered. The processing fee deduction retained by the natural gas processing plant (generally in the form of percentage of proceeds) also affects the differential. Historically, these index prices have generally been at a discount to NYMEX-Henry Hub natural gas prices.

Oil. The NYMEX-WTI futures price is a widely used benchmark in the pricing of domestic and imported oil in the United States. The ICE Brent futures price is a widely used global price benchmark for oil. Refiner’s posted prices for California Midway-Sunset deliveries in Southern California is a regional index. The actual prices realized from the sale of oil can differ from the quoted NYMEX-WTI price or California Midway-Sunset price as a result of quality and location differentials. Quality differentials result from the fact that crude oils differ from one another in their molecular makeup, which plays an important part in their refining and subsequent sale as petroleum products. Among other things, there are two characteristics that commonly drive quality differentials: (1) the oil’s American Petroleum Institute, or API, gravity and (2) the oil’s percentage of sulfur content by weight. In general, lighter oil (with higher API gravity) produces a larger number of lighter products, such as gasoline, which have higher resale value, and, therefore, normally sells at a higher price than heavier oil. Oil with low sulfur content (“sweet” oil) is less expensive to refine and, as a result, normally sells at a higher price than high sulfur-content oil (“sour” oil).

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

The oil produced from our onshore properties is a combination of sweet and sour oil, varying by location. This oil is sold at the NYMEX-WTI price, which is adjusted for quality and transportation differential, depending primarily on location and purchaser. The oil produced from our Beta properties is sour oil. Volumes produced from our Beta properties are currently based on refiners’ posted prices for California Midway-Sunset deliveries in Southern California, which is adjusted primarily for quality and a negotiated market differential. Since 2010, production from our Beta properties has more closely tracked the ICE Brent price, and we have been able to successfully hedge this production through an ICE Brent priced hedge with a corresponding Midway-Sunset basis hedge through 2015.

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For Year Ended December 31, 2013:
NYMEX-WTI oil future price range per Bbl	$110.53	$86.68
NYMEX-Henry Hub natural gas future price range per MMBtu	$4.46	$3.11
ICE Brent oil future price range per Bbl	$118.90	$97.69

For Five Years Ended December 31, 2013:
NYMEX-WTI oil future price range per Bbl	$113.93	$33.98
NYMEX-Henry Hub natural gas future price range per MMBtu	$6.07	$1.91
ICE Brent oil future price range per Bbl	$126.65	$39.55

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

Production Taxes and Ad Valorem Taxes

Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties; however, these valuations are reasonably correlated to revenues, excluding the effects of any commodity derivative contracts.

General and Administrative Expenses

We and our general partner are parties to an omnibus agreement with Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. During the year ended December 31, 2012, Memorial Resource allocated its general and administrative costs based on the relative size of our proved and probable reserves in comparison to Memorial Resource’s proved and probable reserves. In January 2013, Memorial Resource began to allocate its general and administrative costs based on our relative production in comparison to Memorial Resource’s production, which they believe will more accurately reflect the cost incurred to provide services to us. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. For a detailed description of the omnibus agreement, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.”

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

Calculation of Adjusted EBITDA

	For Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Net income	$20,268	$46,518	$148,790
Interest expense, net	41,901	20,436	14,970
Income tax expense	308	285	139
DD&A	97,269	76,036	61,882
Impairment	54,362	10,532	18,415
Accretion of AROs	4,853	4,377	4,032
(Gains) losses on commodity derivative instruments	(26,281)	(21,417)	(58,407)
Cash settlements on commodity derivative instruments	19,879	44,111	12,469
Acquisition related costs	6,729	4,135	2,139
Unit-based compensation expense	3,558	1,423	—
Non-cash compensation expense	1,057	—	—
Gain on sale of properties	(2,848)	(9,759)	(63,033)
Exploration costs	1,130	2,463	1,126
Amortization of investment premium	—	194	606

Adjusted EBITDA	$222,185	$179,334	$143,128

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For Year Ended December 31,
	2013	2012	2011
	($ in thousands)
Net cash provided by operating activities	$193,697	$156,844	$122,140
Changes in working capital	(16,644)	(178)	1,339
Interest expense	41,901	20,436	14,970
Premiums paid for derivatives	—	411	7,424
Premiums received for derivatives	—	—	(2,520)
Gain (loss) on interest rate derivative instruments	548	(4,839)	(3,254)
Cash settlements on interest rate derivative instruments	960	1,804	1,220
Acquisition related costs	6,729	4,135	2,139
Amortization of premium/(discount)	(504)	—	—
Amortization of deferred financing fees	(5,845)	(1,991)	(1,459)
Income tax expense — current portion	308	285	175
Exploration costs	1,035	2,427	954

Adjusted EBITDA	$222,185	$179,334	$143,128

Outlook

In 2014, we plan to maintain our focus on adding reserves through acquisitions and development projects and improving the economics of producing oil and natural gas from our properties. We expect acquisition opportunities may come from Memorial Resource, the Funds, and their respective affiliates, as well as from unrelated third parties. Our ability to add reserves through acquisitions and development projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

In 2014, excluding potential acquisitions, we anticipate spending approximately 53% of our capital budget in East Texas / North Louisiana, 29% in the Permian Basin, 14% in California, and 4% in South Texas, primarily on drilling, recompletions and capital workovers. We anticipate spending capital on 13 gross (7 net) horizontal Cotton Valley wells in various fields in East Texas and North Louisiana. We also anticipate drilling 31 gross (29 net) vertical wells in the Permian Basin and 6 gross (3 net) operated wells in California. In South Texas, we expect our capital spending will primarily be spent on recompletions and capital workover projects.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Although we cannot predict the occurrence of events or factors that will affect future commodity prices, such as the supply of, and demand for, oil, natural gas, and NGLs and general domestic or foreign economic conditions and political developments or the degree to which these prices will be affected, the prices for any oil, natural gas or NGLs that we produce will generally approximate market prices in the geographic region of the production.

The U.S. Energy Information Administration, or EIA, expects oil markets to loosen in 2015 and 2016 as increasing global supply offset higher global consumption estimates. The EIA projects the Brent crude oil spot price will fall from an average range of $108 -112 per Bbl in 2013 to annual averages of $105 per Bbl and $101 per Bbl in 2014 and 2015, respectively. After averaging $94 in 2013, the WTI price is projected to average $93 per Bbl in 2014 and $90 per Bbl in 2015.

The EIA expects U.S. natural gas consumption in 2014 and 2015 to remain relatively stable when compared to 2013. Because of an extremely cold winter in January and February 2014, residential and commercial natural gas consumption increased. The EIA expects a decline in natural gas usage in electric power consumption from 22.3 Bcf/d in 2013 to 20.0 Bcf/d in 2014 as a result of higher natural gas prices. With the retirement of some coal plants in 2015, the EIA expects natural gas consumption in the power sector to increase to 22.6 Bcf/d. The EIA currently expects some drilling activity will move from the Marcellus, due to the increased production growth in Marcellus, back to Gulf Coast plays where prices are closer to the Henry Hub spot price. Natural gas spot prices averaged $4.71 per MMBtu at the Henry Hub in January 2014, which represents an increase of $0.47 / MMBtu from December 2013, as a result of the cold weather which hit much of the country in January. EIA expects the Henry Hub price will average $4.17 per MMBtu in 2014 (compared to $2.75 per MMBtu in 2012) and $4.11 per MMBtu in 2013.

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

A decline in proved reserves may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of oil and gas producing properties for impairment. For example, if the SEC prices used for our December 31, 2013 reserve report had been $10.00 less per Bbl and $1.00 less per MMBtu, then the standardized measure of our estimated proved reserves as of December 31, 2013 would have decreased by approximately $485.8 million, from $1,608.1 million to $1,122.3 million.

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

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent that we have an imbalance in excess of our proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2013 or 2012.

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

Results of Operations

The results of operations for the years ended December 31, 2013, 2012, and 2011 have been derived from both our consolidated financial statements subsequent to the closing of our initial public offering and our predecessor’s and/or previous owners’ combined financial statements. The combined financial statements of our predecessor are those of BlueStone and the Classic Carve-Out through December 13, 2011 and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The previous owners combined financial statements reflect: (i) the Tanos/Classic Properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective date of acquisition on a combined basis (ii) the consolidated financial statements of REO for periods after common control commenced through the date of acquisition, (iii) the WHT Properties from February 2, 2011 (inception) through the date of acquisition, and (iv) the financial statements of the Cinco Group on a combined basis for periods after common control commenced through the date of acquisition. The results of operations attributable to our predecessor and/or previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant acquisitions:

•	The acquisition of oil and natural gas properties and related assets from a third party in April 2011 for a total purchase price of approximately $302.0 million.

•	Oil and natural gas properties and related assets acquired from BP in May 2011, including the related disposition to BP of certain assets previously acquired from Forest Oil.

•

Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties located primarily in the Permian Basin and offshore Louisiana completed by the previous owners during 2011 for an aggregate purchase price of $85.8 million, including the 2012 divestiture of the offshore Louisiana properties by the previous owners.

•	Two separate acquisitions of assets in East Texas in May and September 2012, respectively, for a net purchase price of approximately $126.9 million.

•	The acquisition of working interests, royalty interests and net revenue interests located in the Permian Basin for a net purchase price of approximately $74.7 million.

•	Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties primarily located in the Permian Basin for an aggregate net purchase price of $75.9 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For Year Ended December 31,
	2013	2012	2011
	(in thousands, except operating and per unit amounts)
Revenues:
Oil & natural gas sales	$341,197	$255,608	$231,923
Pipeline tariff income and other	2,419	2,815	2,689

Total revenues	$343,616	$258,423	$234,612

Costs and expenses:
Lease operating	88,893	80,116	62,909
Pipeline operating	1,835	2,114	2,526
Exploration	1,130	2,463	1,126
Production and ad valorem taxes	17,784	16,048	11,680
Depreciation, depletion, and amortization	97,269	76,036	61,882
Impairment of proved oil and natural gas properties	54,362	10,532	18,415
General and administrative	43,495	30,342	26,695
Accretion of asset retirement obligations	4,853	4,377	4,032
(Gain) loss on commodity derivative instruments	(26,281)	(21,417)	(58,407)
Gain on sale of properties	(2,848)	(9,759)	(63,033)
Other, net	647	138	2,282

Total costs and expenses	281,139	190,990	70,107

Operating income	62,477	67,433	164,505
Other income (expense):
Interest expense, net	(41,901)	(20,436)	(14,970)
Amortization of investment premium	—	(194)	(606)

Total other income (expense)	(41,901)	(20,630)	(15,576)

Income (loss) before income taxes	20,576	46,803	148,929
Income tax benefit (expense)	(308)	(285)	(139)

Net income	20,268	46,518	148,790
Net income (loss) attributable to noncontrolling interest	267	104	(146)

Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936

Limited partners’ interest in net income:
Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936
Net (income) loss allocated to predecessor	—	—	(75,740)
Net (income) loss allocated to previous owners	(11,275)	(46,293)	(66,604)
Net (income) loss allocated to general partner	(49)	—	(7)

Limited partners’ interest in net income	$8,677	$121	$6,585

Oil and natural gas revenue:
Oil sales	$171,095	$145,103	$108,857
NGL sales	51,215	26,647	20,110
Natural gas sales	118,887	83,858	102,956

Total oil and natural gas revenue	$341,197	$255,608	$231,923

Production Volumes:
Oil (MBbls)	1,764	1,519	1,112
NGLs (MBbls)	1,632	745	375
Natural gas (MMcf)	35,924	29,744	25,829

Total (MMcfe)	56,303	43,329	34,755

Average net production (MMcfe/d)	154.3	118.4	95.2

Average sales price:
Oil (per Bbl)	$96.98	$95.54	$97.85
NGL(per Bbl)	31.38	35.75	53.58
Natural gas (per Mcf)	3.31	2.82	3.99

Total (Mcfe)	$6.06	$5.90	$6.67

Average unit costs per Mcfe:
Lease operating expense	$1.58	$1.85	$1.81
Production and ad valorem taxes	$0.32	$0.37	$0.34
General and administrative expenses	$0.77	$0.70	$0.77
Depletion, depreciation, and amortization	$1.73	$1.75	$1.78

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net income was $20.3 million for the year ended December 31, 2013, of which $11.3 million was attributable to the previous owners. Net income was $46.5 million for the year ended December 31, 2012, of which $46.3 million was attributable to the previous owners.

Revenues. Oil, natural gas and NGL revenues for 2013 totaled $341.2 million, an increase of $85.6 million compared with 2012. Production increased 12,974 MMcfe (approximately 30%) and the average realized sales price increased $0.16 per Mcfe. The favorable volume variance contributed to an approximately $76.6 million increase in revenues, whereas the favorable pricing variance contributed to a $9.0 million increase in revenues.

Lease Operating. Lease operating expenses for 2013 were $88.9 million compared to $80.1 million for 2012, an $8.8 million year-to-year increase. Lease operating expenses increased primarily due to costs associated with properties acquired during 2012 and increased drilling activities. On a per Mcfe basis, lease operating expenses decreased to $1.58 for 2013 from $1.85 for 2012.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2013 totaled $17.8 million, an increase of $1.8 million compared with 2012. The increase was largely due to an $8.4 million increase in production taxes primarily due to increased production levels. Ad valorem taxes are property taxes generally assessed and levied at the local level. Production taxes imposed at the state level are usually based on either volume or revenue. There is no production and ad valorem tax assessed for our Beta properties. Production taxes were 3.92% and 2.23% as a percentage of oil and natural gas revenue in 2013 and 2012, respectively.

Depreciation, Depletion and Amortization. DD&A expense for 2013 was $97.3 million compared to $76.0 million for 2012, a $21.3 million year-to-year increase primarily due to increased production volumes related to acquisitions in 2012 and 2013 as well as results from drilling. DD&A expense per Mcfe was $1.73 for 2013 compared to $1.75 for 2012. Increased production volumes caused DD&A expense to increase by $22.8 million, while the 1% change in the DD&A rate between periods caused DD&A expense to decrease by $1.5 million. An increase in proved reserve volumes more than offset the impact of increases to the depletable cost base.

Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes.

Impairment of Proved Oil and Natural Gas Properties. During 2013, we recorded $54.4 million of impairments consisting of $50.3 million related to certain properties in East Texas and $4.1 million related to certain properties in South Texas. For the East Texas properties, the estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data. In South Texas, the estimated future cash flows expected these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specific to these properties. During 2012, we recorded impairments of $10.5 million in impairments related to proved oil and natural gas properties which are a part of the Cinco Group of assets. These impairments are a result of a downward revision of estimated proved reserves due to unfavorable drilling results in the area.

General and Administrative. Our general and administrative expenses include the costs of administrative employees and related benefits, management fees paid to Memorial Resource, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2013 were $43.5 million, of which $14.7 million was attributable to the previous owners. General and administrative expenses for 2013 included $3.6 million of non-cash unit-based compensation expense and $6.7 million of acquisition-related costs. General and administrative expenses for 2012 were $30.3 million, of which $19.0 million was attributable to our predecessor and the previous owners. General and administrative expenses for 2012 included $1.4 million of non-cash unit-based compensation expense and $4.1 million of acquisition-related costs.

On a per Mcfe basis, general and administrative expenses were $0.77 in 2013 compared to $0.70 in 2012 due to increased production volumes.

Gain on Derivative Instruments. Net gains on commodity derivative instruments of $26.3 million were recognized during 2012, of which $19.9 million consisted of cash settlements. Net gains on commodity derivative instruments of $21.4 million were recognized during 2012, of which $44.1 million consisted of cash settlements.

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

Gain on Sale of Properties. Our previous owners recognized a net gain on the sale of properties of $2.8 million during 2013. This gain was primarily related to the sale of a natural gas gathering pipeline and certain non-operated oil and gas properties in East Texas. For more information, see Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein. The Cinco Group recognized a net gain on sale of properties of $9.8 million during 2012. On July 11, 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Garza County, Texas to a third party for $26.1 million and recognized a gain of approximately $7.6 million. On September 18, 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Ector County, Texas to third party for $4.7 million and recognized a gain of approximately $2.2 million.

Net Interest Expense. Net interest expense is comprised of interest on credit facilities, amortization of debt issue costs and gains and losses on interest rate swaps. Net interest expense totaled $41.9 million during 2013, including gains on interest rate swaps of approximately $1.5 million and amortization of deferred financing fees of approximately $5.8 million. Net interest expense totaled $20.4 million during 2012, of which $10.4 million was attributable to the Partnership’s revolving credit facility, including losses on interest rate swaps of approximately $4.0 million and amortization of deferred financing fees of approximately $0.6 million.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net income was $46.5 million for the year ended December 31, 2012, of which $46.3 million was attributable to the previous owners. Net income was $148.8 million for the year ended December 31, 2011, of which $75.7 million was attributable to our predecessor and $66.6 million was attributable to the previous owners. Our predecessor recorded an aggregate gain on the sale of properties of $63.0 million during 2011 and a gain of $9.8 million was recorded during 2012.

Revenues. Oil, natural gas and NGL revenues for 2012 totaled $255.6 million, an increase of $23.7 million compared with 2011. Production increased 8,574 MMcfe (approximately 25%) and the average realized sales price decreased $0.77 per Mcfe. The favorable volume variance contributed to a $57.2 million increase in revenues, whereas the unfavorable pricing variance contributed to a $33.5 million decrease in revenues.

Lease Operating. Lease operating expenses for 2012 were $80.1 million compared to $62.9 million for 2011, a $17.2 million year-to-year increase. Lease operating expenses increased primarily due to costs associated with properties acquired during both 2011 and 2012. The Partnership acquired properties from third parties in May and September of 2012. The previous owners and our predecessor consummated several acquisitions during 2011 and 2012, including the Menemsha acquisition in July 2012. On a per Mcfe basis, lease operating expenses increased to $1.85 for 2012 from $1.81 for 2011.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2012 totaled $16.0 million, an increase of $4.4 million compared with 2011. Ad valorem taxes are property taxes generally assessed and levied at the local level. Production taxes imposed at the state level is usually based on either volume or revenue. Increases in revenues and production volumes due to acquisitions were the primary factor for the increase in production and ad valorem taxes. There is no production and ad valorem tax assessed for our Beta properties. Production taxes were 2.23% and 2.18% as a percentage of oil and natural gas revenue in 2012 and 2011, respectively.

Depreciation, Depletion and Amortization. DD&A expense for 2012 was $76.0 million compared to $61.9 million for 2011, a $14.1 million year-to-year increase primarily due to increased production volumes related to acquisitions in 2011 and 2012. DD&A expense per Mcfe was $1.75 for 2012 compared to $1.78 for 2011. Increased production volumes caused DD&A expense to increase by $15.4 million, while the 2.25% change in the DD&A rate between periods caused DD&A expense to decrease by $1.3 million. An increase in proved reserve volumes more than offset the impact of increases to the depletable cost base.

Generally, if reserve volumes are revised up or down, then the DD&A rate per unit of production will change inversely. However, if the depletable base changes, then the DD&A rate moves in the same direction. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes.

Impairment of Proved Oil and Natural Gas Properties. During 2012, the previous owners recognized $10.5 million of impairments to proved oil and natural gas properties, all attributable to the Cinco Group. Approximately $8.0 million of the $10.5 million of impairments related to a particular lease in the Elkhorn (Ellenburger) and Canyon Fields located in the Permian Basin that Propel Energy had acquired in April 2012. The lease in the Dimmitt (Delaware Cons) Field that was impaired during 2011 was further impaired by approximately $1.7 million during 2012. For these impairments, the estimated future cash flows expected from properties in these fields were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves due to unfavorable drilling results in the area.

During 2011, our predecessor recognized impairments of $15.1 million. Approximately $3.1 million of impairments related to a well abandoned in the Burke Unit located in South Texas due to a situation encountered during drilling, causing costs and future benefits to become unrecoverable. The remaining $12.0 million of impairments in 2011 consisted of $6.9 million to the Craton field and $4.0 million to the Cayuga field, both of which are located in East Texas. For these impairments, the estimated future cash flows expected from properties in these fields were compared to their carrying values and determined to be unrecoverable as a result of declines in natural gas prices. All impairments recognized during 2011 were attributable to our predecessor.

During 2011, the previous owners recognized $3.3 million of impairments to proved oil and natural gas properties, all attributable to the Cinco Group. Approximately $1.7 million of the $3.3 million of impairments related to a particular lease in the Dimmitt (Delaware Cons) Field located in the Permian Basin that Propel Energy had acquired in June 2011. For these impairments, the estimated future cash flows expected from properties in these fields were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves due to unfavorable drilling results in the area.

General and Administrative. Our general and administrative expenses include the costs of administrative employees and related benefits, management fees paid to Memorial Resource, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2012 were $30.3 million, of which $19.0 million was attributable to the previous owners. General and administrative expenses for 2012 included $1.4 million of non-cash unit-based compensation expense and $4.1 million of acquisition-related costs. General and administrative expenses for 2011 totaled $26.7 million, of which $26.5 million was attributable to our predecessor and the previous owners. On a per Mcfe basis, general and administrative expenses were $0.70 in 2012 compared to $0.77 in 2011 due to increased production volumes.

Gain on Derivative Instruments. Net gains on commodity derivative instruments of $21.4 million were recognized during 2012, of which $44.1 million consisted of cash settlements. Net gains on commodity derivative instruments of $58.4 million were recognized during 2011, of which $12.5 million consisted of cash settlements.

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

Gain on Sale of Properties. The Cinco Group recognized a net gain on sale of properties of $9.8 million during 2012. On July 11, 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Garza County, Texas to a third party for $26.1 million and recognized a gain of approximately $7.6 million. On September 18, 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Ector County, Texas to third party for $4.7 million and recognized a gain of approximately $2.2 million. Our predecessor recognized a gain on sale of properties of $63.0 million during 2011. Effective January 1, 2011, our predecessor acquired BP’s interests in producing wells located in Duval, Jim Hogg, McMullen and Webb counties in exchange for (i) our predecessor’s interest in approximately 10,700 net acres located in the Nueces Field of the Eagle Ford Shale and (ii) $20 million in cash, subject to certain closing adjustments. The transaction closed on May 31, 2011 and the predecessor paid a total of approximately $12.9 million in cash consideration at closing, net of adjustments. The preliminary purchase price allocation resulted in the acquisition date fair value of $82.6 million allocated to proved oil and gas properties, $1.2 million allocated to asset retirement obligations, $0.5 million to accrued liabilities, and $0.6 million to deferred tax liabilities. After taking into consideration the net book value of $5.2 million for the Nueces Field properties exchanged to BP and the $12.9 million in cash consideration paid at closing, the predecessor recorded a $62.2 million gain relating to such transaction.

Our predecessor also recognized a gain of approximately $0.8 million during 2011 from the sale of working interests related to the deep rights under certain properties in Webb County in South Texas. The transactions did not involve the sale of any existing production or reserves.

Net Interest Expense. Net interest expense is comprised of interest on credit facilities, amortization of debt issue costs and gains and losses on interest rate swaps. Net interest expense totaled $20.4 million during 2012, of which $10.4 million was attributable to the Partnership’s revolving credit facility, including losses on interest rate swaps of approximately $4.0 million and amortization of deferred financing fees of approximately $0.6 million. During 2012 the average outstanding borrowings under the Partnership’s revolving credit facility were $204.3 million. Net interest expense totaled $15.0 million during 2011, of which $14.5 million was attributable to our predecessor and the previous owners. Only $0.5 million was attributable to the Partnership’s revolving credit facility, including losses on interest rate swaps of $0.3 million. The increase in net interest expense is primarily the result of higher level of indebtedness during 2012 compared to 2011.

Unamortized deferred financing costs associated with REO’s revolving credit facility were approximately $0.4 million at December 31, 2011. The unamortized deferred financing costs associated with this revolving credit facility were written-off at the time REO’s debt was repaid and terminated in December 2012.

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

Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also have the ability to issue additional equity and debt as needed. Our exposure to current credit conditions includes our revolving credit facility, cash investments and counterparty performance risks. Any volatility in the debt markets would likely increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks and affect our ability to access those markets.

Crude oil, NGL and natural gas prices are volatile. In an effort to reduce the variability of our cash flows, we have hedged the commodity prices associated with a portion of our expected crude oil, NGL and natural gas volumes through 2019 by entering into derivative financial instruments including floating for fixed crude oil, NGL and natural gas swaps. With these arrangements, we have attempted to mitigate our exposure to commodity price movements with respect to our forecasted volumes for this period. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk.” The current market conditions may also impact our ability to enter into future commodity derivative contracts. A significant reduction in commodity prices could reduce our operating margins and cash flow from operations.

Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders, general partner and (if applicable) holders of our IDRs. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions.

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

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. We have all of our commodity derivatives with major financial institutions. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operations. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could result in losses.

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

If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of our capital expenditures using borrowings under our revolving credit facility, issuances of debt and equity securities or from other sources, such as asset sales. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our revolving credit facility or our indenture. If we are unable to obtain funds when needed or on acceptable terms, we may be unable to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or proved reserves.

As of December 31, 2013, our liquidity of $755.1 million consisted of $13.1 million of cash and cash equivalents and $742.0 million of available borrowings under our revolving credit facility. We will continue to monitor our liquidity and the credit markets. Additionally, we monitor events and circumstances surrounding each of the lenders in our revolving credit facility. As of December 31, 2013, the borrowing base under our revolving credit facility was $845.0 million and we had $103.0 million of outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2014.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands. As of December 31, 2013, we had 8 letters of credit with an outstanding aggregate amount of approximately $0.5 million.

Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, including credit facility borrowings and debt and common unit issuances, to fund our acquisition and expansion capital expenditures. See Note 8 and Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. We believe our cash flows provided by operating activities will be sufficient to meet our operating requirements for the next twelve months. As of December 31, 2013, we had a negative working capital balance of $3.1 million.

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

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for 2014. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, generally. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures. See “— Outlook” for additional information regarding our capital spending program.

Revolving Credit Facility

OLLC is party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). The revolving credit facility had an initial borrowing base of $300.0 million at our IPO. We entered into a sixth amendment to our credit agreement on September 26, 2013 that, among other things, increased the borrowing base to $920 million upon consummation of the Cinco Group acquisition. Upon the October 2013 issuance of an additional $300.0 million aggregate principal amount of the Senior Notes, the borrowing base was automatically reduced by $75.0 million to $845.0 million. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2014; however, we may seek an interim redetermination if the need arises. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to an unfavorable borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

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

Borrowings under our revolving credit facility are secured by liens on substantially all of our properties, but in any event, not less than 80% of the total value of our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our other assets including personal property. Our revolving credit facility is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

Borrowings under our revolving credit facility bear interest, at our option, at either: (i) the Alternate Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage, or (iii) the applicable LIBOR Market Index Rate plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

Our revolving credit facility requires us to maintain (i) a ratio of Consolidated EBITDAX to Consolidated Net Interest Expense (as each term is defined under our revolving credit facility), which we refer to as the interest coverage ratio, of not less than 2.5 to 1.0, and (ii) a ratio of consolidated current assets to consolidated current liabilities, each as determined under our revolving credit facility, of not less than 1.0 to 1.0.

Additionally, our revolving credit facility contains various covenants and restrictive provisions that, among other things, limit our ability to incur or permit additional debt, guarantees or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; incur commodity hedges exceeding a certain percentage of production; and prepay certain indebtedness.

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

As of December 31, 2013, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility. At December 31, 2013, we had $103.0 million outstanding under our revolving credit facility.

Senior Notes due 2021

See “— 2013 Developments” for additional information regarding the issuances of the Senior Notes.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2013, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.” As of December 31, 2013, the fair value of our open derivative contracts was a net receivable of $36.4 million. All of our derivative contracts are with major financial institutions who are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Interest Rate Derivative Contracts

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” for additional information.

Counterparty Exposure

As of December 31, 2013, the fair value of our open derivative contracts was a net receivable of $36.4 million. All of our derivative contracts are with major financial institutions who are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the twelve months ended December 31, 2013 is presented on a combined basis, consisting of the combined financial information of the previous owners. The cash flows for each of the years in the two-year period ended December 31, 2012 is presented on a combined basis, consisting of the consolidated financial information of the Partnership and the combined financial information of our predecessor and the previous owners. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$193,697	$156,844	$122,140
Net cash used in investing activities	201,413	357,209	500,899
Net cash (used in) provided by financing activities	(3,585)	208,821	374,982

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash flows provided by operating activities increased during 2013 primarily due to an increase in production volumes. We used cash flows provided by operating activities primarily to fund distributions to our partners and additions to oil and gas properties. The previous owners primarily used cash flows provided by operating activities to fund its exploration and development expenditures.

Investing Activities. Cash used in investing activities during 2013 was $201.4 million, of which $38.7 million was used to acquire oil and natural gas properties and $161.7 million was used for additions to oil and gas properties. Cash used in investing activities during 2012 was $357.2 million, of which $277.6 million was used to acquire oil and natural gas properties and $107.8 million was used for additions to oil and gas properties. See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding acquisitions and divestitures.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. For the years ended December 31, 2013 and 2012, additions to restricted investments were $5.4 million and $4.6 million, respectively. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. On March 25, 2013, we issued 9,775,000 common units representing limited partner interests in the Partnership to the public at an offering price of $18.35 per unit generating total net proceeds of approximately $171.8 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT.

On October 8, 2013, we issued 16,675,000 common units representing limited partner interests in the Partnership to the public at an offering price of $19.90 per unit. This issuance generated total net proceeds of approximately $318.3 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportional capital contribution, were used to repay a portion of outstanding borrowings under our revolving credit facility.

We and Finance Corp. completed a private placement of our 7.625% Senior Notes with two additional issuances during 2013. We issued a $300.0 million aggregate principal amount at 98.521% of par in April 2013, an additional $100.0 million aggregate principal amount at 102.0% of par in May 2013 and an additional $300.0 million aggregate principal amount at 97.0% of par in October 2013. Proceeds from these issuances were used to repay borrowings outstanding under our revolving credit facility. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Senior Notes.

Distributions to partners were $96.6 million for the year ended December 31, 2013 compared to $34.4 million for the year ended December 31, 2012 due to increases in both declared distribution rates per unit and increases in the number of outstanding units. Distributions to Memorial Resource increased to $151.7 million for 2013 compared to $45.5 million for 2012 as a result of additional acquisitions from Memorial Resource in 2013. Distributions to NGP affiliates were $355.5 million related to the Cinco Group acquisition for 2013 compared to $242.2 million for 2012 related to the Beta acquisition. See Note 1 and Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our 2013 acquisitions.

The previous owners received contributions of $7.2 million during 2013, which was primarily used to cash-settle incentive units held by Tanos’ former management team. See Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for more information regarding this transaction and the related compensation cost recorded by Tanos. The previous owners received contributions of $64.6 million to partially fund their development and property acquisition program during 2012. The previous owners also made distributions of $31.1 million and $29.5 million during 2013 and 2012, respectively.

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

For the year ended December 31, 2013, we had net payments of $268.0 million and the previous owner had net payments of $259.2 million under revolving credit facilities. Borrowings under our revolving credit facility were used primarily to fund the acquisitions of oil and gas properties. We used proceeds from the issuances of our Senior Notes to repay borrowings outstanding under our revolving credit facility. The net proceeds from our October 2013 equity offering, including our general partner’s proportional capital contribution, were also used to repay a portion of outstanding borrowings under our revolving credit facility. In conjunction with our acquisition of all of the outstanding equity interests in WHT in March 2013, we repaid $89.3 million of indebtedness under its revolving credit facility. In conjunction with the Cinco Group acquisition on October 1, 2013, we repaid $151.7 million of indebtedness under their credit facilities. For the year ended December 31, 2012, we had net borrowings of $251.0 million under our revolving credit facility that were used primarily fund the acquisitions of oil and gas properties. The previous owners had net borrowings of $18.2 million that were primarily used for both working capital needs and to fund acquisition and development expenditures. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for more information regarding our previous owners’ revolving credit facilities. Deferred financing costs of $20.9 million were incurred during 2013 associated with both our Senior Notes and revolving credit facility compared to $1.4 million that were incurred during 2012 related to our revolving credit facility. Deferred financing costs of $0.8 million were incurred during 2012 associated the previous owners’ revolving credit facilities.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash flows provided by operating activities increased during 2012 primarily due to an increase in production volumes as a result of properties acquired by the Partnership from third parties in May and September 2012 and the 2011 acquisition activities of both our predecessor and the previous owners. We used cash flows provided by operating activities primarily to fund distributions to our partners and additions to oil and gas properties. Our predecessor and the previous owners primarily used cash flows provided by operating activities to fund its exploration and development expenditures.

Investing Activities. Cash used in investing activities during 2012 was $357.2 million, of which $277.6 million was used to acquire oil and natural gas properties and $107.8 million was used for additions to oil and gas properties. Acquisition and development expenditures were offset by proceeds from the sale of properties of

$34.5 million. See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding acquisitions and divestitures. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. Additions to restricted investments were $4.6 million. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

During 2011, our predecessor and the previous owners spent $404.5 million on several acquisitions, the largest of which was the purchase of certain oil and natural gas properties in East Texas from a third party for approximately $302.0 million. An additional $91.8 million was used for additions to oil and gas properties. Acquisition and development expenditures were offset by proceeds from the sale of properties for $3.3 million. Additions to restricted investments associated with the Beta properties were $5.3 million.

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

Distributions to partners for 2012 were $34.4 million, of which Memorial Resource received $19.2 million. We distributed $45.5 million to Memorial Resource in connection with our acquisitions of oil and gas properties from them in April and May 2012. The Partnership had net borrowings of $251.0 million that were used primarily to fund the acquisitions of oil and gas properties. The previous owners had net borrowings of $18.2 million under their revolving credit facilities. Also during 2012, we incurred loan origination fees of approximately $1.4 million and the previous owners incurred loan origination fees of approximately $0.8 million.

The Cinco Group sold certain interests in oil and gas properties offshore Louisiana during 2012 for an aggregate $40.1 million to an NGP controlled entity, of which $38.1 million was received. As of December 31, 2012, the remaining proceeds were held in escrow and included in restricted cash in the balance sheet. The remaining proceeds were released from escrow in April 2013. Due to common control considerations, the proceeds from the sale exceeded the net book value of the properties sold by $6.3 million and was recognized in the equity statement as a net contribution.

During 2012, the previous owners received contributions of $64.6 million to partially fund their development and property acquisition program. The previous owners also made distributions of $29.5 million, of which $20.6 million was attributable to the Cinco Group and $7.8 million was attributable to REO.

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

During 2011, our predecessor and the previous owners had net advances of $47.9 million under their revolving credit facilities. Capital contributions of $210.4 million were used to fund the development and property acquisition program of both our predecessor and the previous owners. The previous owners also made distributions of $66.6 million. Loan origination fees incurred by our predecessor and the previous owners were approximately $3.3 million during 2011.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2014.

In 2014, we intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter on all common, subordinated and general partner units ($1.90 per unit on an annualized basis). On February 13, 2014, we paid a $33.8 million cash distribution for the fourth quarter 2013 to our unitholders, and our general partner and the holders of our IDRs. This distribution represented an annualized amount of $2.20 per common unit. Assuming no further changes in the distribution rate and the number of common units, subordinated units and general partner units currently outstanding, the aggregate distribution paid to all of our unitholders in 2014 would total approximately $135.1 million.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2014 through a combination of cash from operations, borrowings under our revolving credit facility and the issuance of equity or debt securities.

Contractual Obligations

Our contractual obligations are limited in scope because Memorial Resource provides management, administrative and operating services to us under an omnibus agreement as discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.” In the table below, we set forth our contractual obligations as of December 31, 2013. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2014	2015- 2016	2017- 2018	Beyond 2018
Revolving credit facility (1)	$103,000	$—	$—	$103,000	$—
Senior Notes (2)	1,100,313	53,375	106,750	106,750	833,438
Estimated interest payments (3)	14,227	3,348	6,695	4,184	—
Asset retirement obligations (4)	99,619	—	1,878	6,373	91,368
Decommissioning Trust Agreement (5)	12,392	2,042	10,350	—	—
Operating leases (6)	3,985	549	976	410	2,050
Compression services	6,507	6,507	—	—	—

Total	$1,340,043	$65,821	$126,649	$220,717	$926,856

(1)	Represents the scheduled future maturities of principal amount outstanding for the periods indicated. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our revolving credit facility.
(2)	Represents the scheduled future interest payments on our Senior Notes and principal payment in May 2021. Interest accrues at a rate of 7.625% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.

(3)	Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2013. In calculating these amounts, we applied the weighted-average interest rate during 2013 associated with such debt. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for the weighted-average variable interest rate charged during 2013 under this credit facility. In addition, our estimate of payments for interest gives effect to interest rate swap agreements that were in place at December 31, 2013.
(4)	Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2013 balance sheet. See Note 6 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information regarding our asset retirement obligations.
(5)	Pursuant to a BOEM decommissioning trust agreement, we are required to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. See Note 13 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.
(6)	Primarily represents leases for offshore Southern California right-of-way use and office space. See Note 13 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our operating leases.

Off–Balance Sheet Arrangements

As of December 31, 2013, we had no off–balance sheet arrangements.

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

The following table summarizes our derivative contracts as of December 31, 2013 and the average prices at which the production will be hedged:

	2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,575,458	2,145,278	2,342,442	2,230,067	2,060,000	1,814,583
Weighted-average fixed price	$4.34	$4.30	$4.42	$4.31	$4.52	$4.77

Collar contracts:
Average Monthly Volume (MMBtu)	340,000	350,000	—	—	—	—
Weighted-average floor price	$4.93	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$6.12	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	120,000	80,000	—	—	—	—
Weighted-average sold strike price	$5.08	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.31	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,822,083	—	—	—	—	—
Spread	$(0.09)	$—	$—	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	136,444	148,281	142,313	130,600	122,000	40,000
Weighted-average fixed price	$95.82	$93.07	$86.85	$85.96	$85.62	$85.00

Collar contracts:
Average Monthly Volume (Bbls)	23,000	5,000	—	—	—	—
Weighted-average floor price	$82.83	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$105.31	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	57,292	57,500	—	—	—	—
Spread	$(9.21)	$(9.73)	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	118,500	112,800	—	—	—	—
Weighted-average fixed price	$36.23	$35.04	$—	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

The following table summarizes our derivative contracts as of December 31, 2012 and the average prices at which the production will be hedged:

	2013	2014	2015	2016	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	957,672	1,342,125	1,156,112	1,113,275	1,020,067	900,000
Weighted-average fixed price	$4.30	$4.30	$4.28	$4.53	$4.30	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	855,500	300,000	200,000	—	—	—
Weighted-average floor price	$4.81	$5.08	$5.25	$—	$—	$—
Weighted-average ceiling price	$5.87	$6.31	$6.75	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	430,000	120,000	80,000	—	—	—
Weighted-average sold strike price	$4.59	$5.08	$5.25	$—	$—	$—
Weighted-average bought strike price	$5.84	$6.31	$6.75	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	813,432	1,318,750	—	—	—	—
Spread	$(0.11)	$(0.09)	$—	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	70,632	35,102	12,031	11,013	10,000	—
Weighted-average fixed price	$103.32	$94.27	$90.29	$90.39	$88.30	$—

Collar contracts:
Average Monthly Volume (Bbls)	34,750	56,958	50,000	44,000	42,000	—
Weighted-average floor price	$85.01	$90.87	$89.00	$85.00	$85.00	$—
Weighted-average ceiling price	$108.63	$107.33	$103.31	$103.40	$99.90	$—

Call contracts:
Average Monthly Volume (Bbls)	10,000	—	—	—	—	—
Weighted-average fixed price	$115.00	$—	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	30,805	16,300	—	—	—	—
Weighted-average fixed price	$53.19	$58.91	$—	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

The change in hedged volumes between the current and preceding fiscal years is primarily due third party acquisitions consummated during 2013.

Interest Rate Risk

At December 31, 2013, we had $103.0 million of debt outstanding under our revolving credit facility, with a weighted average interest rate of LIBOR plus 1.50%, or 1.67%. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2013, we had the following interest rate swap open positions:

Credit Facility	2014	2015	2016
MEMP:
Average Monthly Notional (in thousands)	$173,958	$280,833	$150,000
Weighted-average fixed rate	1.306%	1.416%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

At December 31, 2012, we had the following interest rate swap open positions:

Credit Facility	2013	2014	2015	2016
MEMP:
Average Monthly Notional (in thousands)	$162,500	$150,000	$150,000	$150,000
Weighted-average fixed rate	1.148%	1.193%	1.193%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Tanos:
Average Monthly Notional ( in thousands)	$30,000	$—	$—	$—
Weighted-average fixed rate	1.362%	—	—	—
Floating rate	1 Month LIBOR	—	—	—

WHT:
Average Monthly Notional ( in thousands)	$75,000	$25,000	$—	$—
Weighted-average fixed rate	1.510%	1.510%	—	—
Floating rate	1 Month LIBOR	1 Month LIBOR	—	—

Propel Energy:
Average Monthly Notional ( in thousands)	$11,500	5,750	$—	$—
Weighted-average fixed rate	0.500%	0.500%	—	—
Floating rate	1 Month LIBOR	1 Month LIBOR	—	—

Counterparty and Customer Credit Risk

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Partnership operates. The receivable is recognized when the cost is incurred. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See “Item 1. Business” for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. As of December 31, 2013, each of the counterparties to our derivative contracts is a lender in our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $25.4 million against amounts outstanding under our revolving credit facility at December 31, 2013.

While we do not require our customers to post collateral and do not have a formal process in place to evaluate and assess the credit standing of our significant customers or the counterparties on our derivative contracts, we do evaluate the credit standing of our customers and such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating and latest financial information or, in the case of a customer with which we have receivables, reviewing its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative contracts in place as of December 31, 2013 are lenders under our revolving credit facility with investment grade ratings and we are likely to enter into any future derivative contracts with these or other lenders under our revolving credit facility that also carry investment grade ratings. Several of our significant customers for oil and natural gas receivables have a credit rating below investment grade or do not have rated debt securities. In these circumstances, we have considered the lack of investment grade credit rating in addition to the other factors described above.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Under the supervision and with the participation of the Partnership’s management, including the principal executive officer and principal financial officer of our general partner, the Partnership assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Partnership’s management, including our general partner’s principal executive and financial officers, concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria set forth under the COSO Framework.

Based on guidelines established by the SEC, management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting excluded certain oil and natural gas properties in the Permian Basin, East Texas, and the Rockies that were acquired on October 1, 2013 from related parties. This common control acquisition represented approximately 30% of the Partnership’s total assets as of December 31, 2013 and approximately 26% of the Partnership’s total revenue for the year ended December 31, 2013. For additional information regarding the Cinco Group acquisition, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

KPMG LLP, the independent registered public accounting firm who audited the Partnership’s consolidated and combined financial statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited Memorial Production Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Memorial Production Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2013 certain oil and natural gas properties in the Permian Basin, East Texas, and the Rockies that were acquired on October 1, 2013 from a related party (the Cinco acquisition). We have also excluded the Cinco acquisition from our audit of internal control over financial reporting. The Cinco acquisition represented approximately 30% of the Partnership’s total assets as of December 31, 2013 and approximately 26% of the Partnership’s total revenue for the year ended December 31, 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Memorial Production Partners LP and subsidiaries as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014, expressed an unqualified opinion thereon and includes an explanatory paragraph noting the Partnership’s consolidated results have been combined with the results pertaining to its predecessor and previous owners.

/s/ KPMG LLP

Dallas, Texas

March 7, 2014

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

Our general partner owes a fiduciary duty to our unitholders. However, our partnership agreement contains provisions that reduce and define the extent of that duty. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to cause us to incur indebtedness or other obligations that are nonrecourse to it. Except for limited circumstances under our partnership agreement and subject to its duty under our partnership agreement to act in good faith, our general partner has exclusive management power over our business and affairs.

Board Leadership Structure and Role in Risk Oversight

Leadership of our general partner’s board of directors is vested in a Chairman of the board. John A. Weinzierl serves as the Chairman of the board of directors of our general partner and as Chief Executive Officer of our general partner. Our general partner’s board of directors has determined that the combined roles of Chairman and Chief Executive Officer allows the board of directors to take advantage of the leadership skills of Mr. Weinzierl and is appropriate because Mr. Weinzierl works closely with our management team on a daily basis and is in the most knowledgeable position to determine the timing for board meetings and propose agendas for meetings. However, any director can establish agenda items for a board meeting. Mr. Weinzierl’s in-depth knowledge of, and experience in, our business, history, structure and organization facilitates timely communications between our general partner’s management and the board of directors. Our general partner’s board of directors has also determined that having the Chief Executive Officer serve as a director enhances understanding and communication between management and the board of directors, allows for better comprehension and evaluation of our operations and ultimately improves the ability of the board of directors to perform its oversight role. In addition, our general partner’s board of directors believes that maintaining the combined Chairman and Chief Executive Officer positions contributes to a consistent strategy and direction for us and our unitholders by alleviating potential ambiguities in the decision-making process.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner as of February 28, 2014.

Name	Age	Position with our General Partner
John A. Weinzierl	45	Chief Executive Officer and Chairman
William J. Scarff	58	President
Andrew J. Cozby	47	Vice President and Chief Financial Officer
Larry R. Forney	56	Vice President and Chief Operating Officer
Patrick T. Nguyen	41	Chief Accounting Officer
Kyle N. Roane	34	Vice President, General Counsel and Corporate Secretary
Gregory M. Robbins	35	Vice President, Corporate Development
Jonathan M. Clarkson	64	Director
Scott A. Gieselman	50	Director
Kenneth A. Hersh	51	Director
P. Michael Highum	63	Director
Robert A. Innamorati	66	Director
Tony R. Weber	51	Director

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

John A. Weinzierl has served as our general partner’s Chief Executive Officer and Chairman of the board of directors since January 2014. Previously, Mr. Weinzierl served as our general partner’s President, Chief Executive Officer and Chairman of the board from April 2011 to January 2014. Prior to the completion of our initial public offering in December 2011, Mr. Weinzierl was a managing director and operating partner of NGP from December 2010. From July 1999 to December 2010, Mr. Weinzierl worked in various positions at NGP, where he became a managing director in December 2004. Mr. Weinzierl was appointed a venture partner of NGP from February 2012 to February 2013. From October 2006 until November 2011, Mr. Weinzierl was a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., a (i) natural gas gathering, processing and transportation company and (ii) developer of oil and natural gas properties, where he also served on the compensation committee. Mr. Weinzierl is a registered professional engineer in Texas.

The board believes Mr. Weinzierl’s degree and experience in petroleum engineering, his M.B.A. education, as well as his investment and business expertise honed at NGP brings valuable strategic, managerial and analytical skills to the board and us.

William J. Scarff has served as our general partner’s President since January 2014. From 2000 through January 2014, Mr. Scarff has served as President and Chief Executive Officer of several private exploration and production companies sponsored by Natural Gas Partners. From October 2010 until January 2014, Mr. Scarff was President and Chief Executive Officer of Propel Energy, LLC. Prior to that, he was President and Chief Executive Officer of Seismic Ventures, Inc. from 2006 to 2009. From 2005 to 2014, Mr. Scarff was President and Chief Executive Officer of Proton Operating Company, LLC and from 1999 to 2005, he was President and Chief Executive Officer of Proton Energy, LLC and its affiliates. From 1978 to 1999, Mr. Scarff held a variety of positions of increasing responsibility in Marathon Oil Company, Anadarko Production Company, Burlington Resources, Texas Meridian Resource Corporation and Hilcorp Energy Company.

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

Larry R. Forney has served as our general partner’s Vice President and Chief Operating Officer since January 2013. Previously, he served as our general partner’s Vice President of Operations and Asset Management from August 2011 to January 2013. From August 2008 to August 2011, Mr. Forney served as President of Mossback Management LLC, a private entity providing contract operating and engineering consulting services, including managing all operations and related business functions for Hungarian Horizon Energy, Ltd and Central European Drilling, Ltd in Budapest, Hungary from July 2010 to August 2011. From July 2004 to July 2008, Mr. Forney served as Vice President of Operations for Greystone Oil & Gas LLP and Managing Director of Greystone Drilling LP. Mr. Forney served as Vice President of Operations for Greystone Petroleum LLC from 2002 until 2004. Mr. Forney was Vice President and Treasurer of Goldrus Producing Company from 1997 to 2002. From 1990 to 1997, Mr. Forney held various positions for the Kelley Oil companies, which culminated in his serving concurrently as Vice President of Operations for Kelley Oil Corporation and Vice President of Concorde Gas Marketing. Prior to 1990, Mr. Forney held various drilling, production and facility construction positions with Pacific Enterprises Oil Corporation and Kerr-McGee Corporation. Mr. Forney is a registered professional engineer in Texas.

Patrick T. Nguyen has served as our general partner’s Chief Accounting Officer since June 2011. Prior to joining our general partner, Mr. Nguyen was with Enterprise Products Partners LP from June 2007 to May 2011 as Director of Financial Accounting and Director of Accounts Receivable and Accounts Payable. From September 1996 to June 2007, he held positions in financial accounting and reporting within El Paso Corporation’s midstream segment, El Paso Field Services Company and its affiliates GulfTerra Energy Partners, LP and El Paso Energy Partners, LP. Prior to that, he worked at BHP Billiton as a joint venture and general ledger accountant. Mr. Nguyen holds a CPA license in the state of Texas.

Kyle N. Roane has served as our general partner’s Vice President, General Counsel and Corporate Secretary since January 2014. Previously, Mr. Roane served as our general partner’s General Counsel and Corporate Secretary since February 2012. From 2005 to February 2012, Mr. Roane practiced corporate and securities law at Akin, Gump, Strauss, Hauer & Feld, L.L.P.

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

Scott A. Gieselman has served as a member of the board of directors of our general partner since September 2011. Mr. Gieselman has been a managing director of NGP since April 2007. Mr. Gieselman has served as a member of the board of directors of Rice Energy, Inc. since January 2014. From 1988 to April 2007, Mr. Gieselman worked in various positions in the investment banking energy group of Goldman, Sachs & Co., where he became a partner in 2002.

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

Tony R. Weber has served as a member of the board of directors of our general partner since September 2011. Mr. Weber currently serves as Managing Partner and Chief Operating Officer for NGP. Prior to joining NGP in December 2003, Mr. Weber was the Chief Financial Officer of Merit Energy Company from April 1998 to December 2003. Prior to that, he was Senior Vice President and Manager of Union Bank of California’s Energy Division in Dallas, Texas from 1987 to 1998. In his role at NGP, Mr. Weber serves on numerous private company boards as well as industry groups, IPAA Capital Markets Committee and Dallas Wildcat Committee. He currently serves on the Dean’s Council of the Mays Business School at Texas A&M University and was a founding member of the Mays Business Fellows Program.

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

Messrs. Clarkson, Highum and Innamorati currently serve on the audit committee, and Mr. Clarkson serves as the chairman. Messrs. Clarkson, Highum and Innamorati meet the independence and experience standards established by NASDAQ and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The board of directors of our general partner has determined that Mr. Clarkson is an “audit committee financial expert” as defined under SEC rules. The audit committee held 4 meetings in 2013.

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

Every member of the conflicts committee must not be an officer or employee of our general partner or its affiliates, must otherwise be independent of our general partner and its affiliates (including Memorial Resource and NGP), and must meet the independence standards established by the NASDAQ Marketplace Rules and the Exchange Act to serve on an audit committee of a board of directors. We intend for the conflicts committee to generally have at least two members. Because our partnership agreement only requires that the conflicts committee have at least one member, during any time that the committee only has one member, that single member of the conflicts committee will be able to approve resolutions of conflicts of interest. It is possible that a single-member committee may not function as effectively as a multiple-member committee and, if we pursue a transaction with an affiliate while the conflicts committee has only one member, our limited partners will be deemed to have approved that transaction through the approval of that single-member committee, in the same manner as would have occurred had the committee consisted of more directors. The conflicts committee held 11 meetings in 2013.

Meetings and Other Information

The board of directors of our general partner held 5 meetings in 2013.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of Memorial Production Partners GP LLC, we believe that during the year ended December 31, 2013 the officers and directors of Memorial Production Partners GP LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Our general partner’s “named executive officers” for 2013 were:

Name	Principal Position
John A. Weinzierl	President, Chief Executive Officer and Chairman
Andrew J. Cozby	Vice President and Chief Financial Officer
Larry R. Forney	Vice President and Chief Operating Officer
Kyle N. Roane	General Counsel and Corporate Secretary
Gregory M. Robbins	Vice President, Corporate Development

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

Elements of Executive Compensation

There are three primary elements of compensation that are used in our general partner’s executive compensation program — base salary, cash bonus and long-term equity incentive awards. Cash bonuses and equity incentives (as opposed to base salary) represent the performance driven elements of the compensation program. They are also flexible in application and can be tailored to meet our objectives. The determination of specific individuals’ cash bonuses will reflect their relative contribution to achieving or exceeding annual goals, and the determination of specific individuals’ long-term incentive awards will be based on their expected contribution in respect of longer term performance objectives. Incentive compensation in respect of services provided to us will not be tied in any material way to the performance of entities other than us and our subsidiaries. Specifically, any performance metrics will not be tied to the performance of Memorial Resource, the Funds or any other NGP affiliate.

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

During the year ended December 31, 2013, our general partner’s named executive officers and independent directors were granted awards of restricted common units as indicated in the following table:

Award Recipient	Aggregate Number of Restricted Units
John A. Weinzierl	119,617
Andrew J. Cozby	64,226
Larry R. Forney	65,501
Kyle N. Roane	43,383
Gregory M. Robbins	43,213
Jonathan M. Clarkson	4,092
P. Michael Highum	4,092
Robert A. Innamorati	4,092

The board of directors of our general partner determines any awards made under our LTIP. With regard to the awards made during 2013, the board of directors took a number of factors into account, including:

•	the financial and operational performance of the Partnership for 2012 through May 2013 (including significant increases in proved reserves, average daily production and Adjusted EBITDA);

•	the significant number of transactions completed by the Partnership in 2012 through May 2013 (including six acquisitions and two public equity offerings);

•	the significant demand in Houston and worldwide for experienced oil and gas executives;

•	the significant demand in Houston and elsewhere for experienced MLP executives;

•	information gathered by the board of directors regarding compensation paid to executives at other MLPs and other public oil and gas production companies; and

•	the board of directors impression of the performance of the individual executives.

For any subsequent year, the board of directors may take some or all of these factors into account, and may also consider other factors that it deems relevant at the time of determination.

On January 9, 2014, our general partner’s independent directors were granted additional awards of restricted common units, with a vesting period of one year, as indicated in the following table:

Award Recipient	Aggregate Number of Restricted Units
Jonathan M. Clarkson	4,548
P. Michael Highum	4,548
Robert A. Innamorati	4,548

The awards were made pursuant to our LTIP and restricted unit agreements between our general partner and each award recipient. The awards are subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of our general partner’s management. Award recipients have all the rights of a unitholder in us with respect to the restricted units, including the right to receive distributions thereon if and when distributions are made by us to our unitholders (except with respect to the fourth quarter 2011 distribution that was paid on February 13, 2012). The restricted units vest and the forfeiture restrictions will lapse in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant (except with respect to the 2014 awards to our independent directors), so long as the award recipient remains in continuous service with our general partner and its affiliates.

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

Summary Compensation Table

The following table includes the compensation earned by our general partner’s named executive officers and allocated to us by Memorial Resource for the years ended December 31, 2013, 2012 and 2011.

Name and Position	Year (3)	Salary	Bonus	Equity Awards (4)	All Other Compensation (5)	Total
John A. Weinzierl	2013	$83,152	$71,328	$2,249,996	$320,292	$2,724,768
(Chief Executive Officer and Chairman) (1)	2012	16,000	—	2,500,735	195,039	2,711,774
	2011	1,267	—	—	—	1,267

Andrew J. Cozby	2013	$110,869	$35,664	$1,207,885	$137,175	$1,491,593
(Vice President and Chief Financial Officer)	2012	40,000	23,738	703,661	51,197	818,596
	2011	3,168	21,823	—	—	24,991

Larry R. Forney	2013	$110,869	$35,664	$1,231,255	$125,215	$1,503,003
(Vice President and Chief Operating Officer)	2012	40,000	20,000	508,088	35,882	603,970
	2011	3,168	11,040	—	—	14,208

Kyle N. Roane	2013	$110,869	$17,832	$815,625	$61,570	$1,005,896
(Vice President, General Counsel and Corporate Secretary) (2)

Gregory M. Robbins	2013	$110,869	$17,832	$812,509	$70,557	$1,001,767
(Vice President, Corporate Development)	2012	32,000	8,000	192,238	16,289	248,527
	2011	2,534	8,023	—	—	10,557

(1)	Mr. Weinzierl also served as President from April 2011 until January 2014.
(2)	Mr. Roane became a named executive officer in 2013. Mr. Roane was appointed Vice President, General Counsel and Corporate Secretary in January 2014.
(3)

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

(4)

Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

(5)

Amounts include (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on LTIP awards, (iii) the dollar value of life insurance premiums paid on behalf of the officer and (iv) the dollar value of short and long term disability insurance premiums paid on behalf the officer.

The following supplemental table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2013:

Name	Quarterly Distributions Paid On LTIP Awards	Other	Total All Other Compensation
John A. Weinzierl	$316,564	$3,728	$320,292
Andrew J. Cozby	129,419	7,756	137,175
Larry R. Forney	117,459	7,756	125,215
Kyle N. Roane	55,786	5,784	61,570
Gregory M. Robbins	62,801	7,756	70,557

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers in 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Equity Awards: Number of Restricted Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John A. Weinzierl	5/31/13	—	—	—	—	—	—	119,617	—	—	2,249,996

Andrew J. Cozby	1/9/13	—	—	—	—	—	—	430	—	—	7,882
	5/31/13	—	—	—	—	—	—	63,796	—	—	1,200,003

Larry R. Forney	1/9/13	—	—	—	—	—	—	1,705	—	—	31,252
	5/31/13	—	—	—	—	—	—	63,796	—	—	1,200,003

Kyle N. Roane	1/9/13	—	—	—	—	—	—	852	—	—	15,617
	5/31/13	—	—	—	—	—	—	42,531	—	—	800,008

Gregory M. Robbins	1/9/13	—	—	—	—	—	—	682	—	—	12,501
	5/31/13	—	—	—	—	—	—	42,531	—	—	800,008

(1)	Represents the amount of restricted common units awarded to our named executive officers under the LTIP, none of which are tied to performance based criteria.
(2)

Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013.

Name	Vesting Date (1)	Restricted Common Unit Awards
		Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (2)
John A. Weinzierl	Various	209,647	$4,599,655
Andrew J. Cozby	Various	90,416	1,983,727
Larry R. Forney	Various	84,673	1,857,726
Kyle N. Roane	Various	47,786	1,026,485
Gregory M. Robbins	Various	50,321	1,104,043

(1)

One-third vests on the first, second, and third anniversaries of each date of grant. Of the 481,843 non-vested restricted common unit awards presented in the table, approximately 184,932 vest in both 2014 and 2015 and 111,978 vest in 2016. There were 57,013 restricted common units that vested on January 9, 2014.

(2)

Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2013 of $21.94 per unit.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to equity-based awards held by our named executive officers, which vested in 2013.

Name	Vesting Date (1)	Restricted Common Unit Awards
		Number of Units That Have Vested (#) (2)	Unit Price on Vesting Date	Market Value of Units That Have Vested ($) (3)
John A. Weinzierl	1/9/2013	43,070	$18.33	$789,473
	5/31/2013	1,945	$18.81	$36,585

Andrew J. Cozby	1/9/2013	7,018	$18.33	$128,640
	5/31/2013	6,078	$18.81	$114,327

Larry R. Forney	1/9/2013	3,509	$18.33	$64,320
	5/31/2013	6,078	$18.81	$114,327

Kyle N. Roane	5/31/2013	1,702	$18.81	$32,015

Gregory M. Robbins	1/9/2013	2,193	$18.33	$40,198
	5/31/2013	1,362	$18.81	$25,619

(1)	One-third vests on the first, second, and third anniversaries of each date of grant. There were 57,013 restricted common units that vested on January 9, 2014.
(2)	Represents gross vesting amounts prior to any units withheld for taxes.
(3)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units on the respective vesting date.

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

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a change of control, as applicable, assuming that such event occurred on December 31, 2013 and using our closing common unit price on such date of $21.94. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until a change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Name	Occurrence of a Change of Control
John A. Weinzierl	$4,599,655
Andrew J. Cozby	1,983,727
Larry R. Forney	1,857,726
Kyle N. Roane	1,026,485
Gregory M. Robbins	1,104,043

Director Compensation

Officers or employees of our general partner or its affiliates, including Memorial Resource, the Funds, and NGP, who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives compensation as a “non-employee director” for attending meetings of the board of directors, as well as committee meetings. The following table presents information regarding compensation paid to the independent directors of our general partner during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Restricted Unit Awards ($)(2)	All Other Compensation (3)	Total ($)
Jonathan M. Clarkson (1)	$108,750	$75,006	$8,521	$192,277
P. Michael Highum	101,250	75,006	13,989	190,245
Robert A. Innamorati	101,250	75,006	11,174	187,430

(1)	Serves as chairman of the audit committee.
(2)

Reflects the aggregate grant date fair value of restricted common unit awards granted under the LTIP calculated by multiplying the number of restricted common units granted to each director by the closing price of our common units on the date of grant ($18.33 with respect to the grants made to Messrs. Clarkson, Highum and Innamorati on January 9, 2013). For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” At December 31, 2013, Messrs. Clarkson, Highum, and Innamorati had 4,092; 6,432, and 5,115 restricted units outstanding, respectively.

(3)	Represents quarterly distribution paid on LTIP Awards.

For 2014, the following compensation has been approved for the non-employee directors:

•	an annual retainer of $100,000 for each director payable quarterly in arrears;

•	an annual equity grant under our LTIP of $100,000 of restricted units based on the price per common unit on the date of grant, which will vest one year from the date of grant; and

•	an annual retainer of $7,500 for the chairman of the audit committee.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 28, 2014, the following table sets forth the beneficial ownership of our common and subordinated units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned (3)
Memorial Resource (4)	—	—	5,360,912	100%	8.75%
Kenneth A. Hersh (5)	—	—	5,360,912	100%	8.75%
Jonathan M. Clarkson	24,561	*	—	—	*
Scott A. Gieselman	—	—	—	—	—
P. Michael Highum	12,151	*	—	—	*
Tony R. Weber	—	—	—	—	—
Robert A. Innamorati (6)	53,767	*	—	—	*
John A. Weinzierl (7)	359,925	*	—	—	*
Andrew J. Cozby	101,837	*	—	—	*
Larry R. Forney	92,447	*	—	—	*
Gregory M. Robbins	53,801	*	—	—	*
Kyle N. Roane	47,930	*	—	—	*
All executive officers and directors as a group (thirteen persons)	776,684	1.39%	5,360,912	100%	10.02%

*	Less than 1.0%.
(1)	The address for all beneficial owners in this table is 1301 McKinney, Suite 2100, Houston, Texas 77010.
(2)

Includes common units purchased in the directed unit program at the closing of our initial public offering as well as restricted common units awarded under the Memorial Production Partners GP LLC Long-Term Incentive Plan.

(3)	Based on 55,890,998 common units and 5,360,912 subordinated units outstanding.
(4)

Memorial Resource is owned by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore”), which also collectively indirectly own 50% of our incentive distribution rights. NGP VIII, NGP IX and NGP IX Offshore may be deemed to share voting and dispositive power over the reported securities; thus, each may also be deemed to be the beneficial owner of these securities. Each of NGP VIII, NGP IX and NGP IX Offshore disclaims beneficial ownership of the reported securities in excess of such entity’s respective pecuniary interest in the securities.

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

(6)

Includes 16,000 common units owned by the Robert A. Innamorati Trust, 300 common units owned by Mr. Innamorati’s spouse, 500 common units owned by Mr. Innamorati as custodian for his granddaughter’s UTMA account and 500 common units owned by Mr. Innamorati as custodian for his grandson’s UTMA account. Mr. Innamorati disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in such securities.

(7)

Includes 105,263 common units purchased in the directed unit program at the closing of our initial public offering by WCFB Interests, LP, a limited partnership which Mr. Weinzierl controls. Mr. Weinzierl disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in such securities.

Memorial Production Partners GP LLC, our general partner, owns 50% of all of our IDRs and a 0.1% general partner interest in us. The following table sets forth the approximate beneficial ownership of equity interests in our general partner.

Name of Beneficial Owner	Class A Member Interest (1)
Memorial Resource (2)(3)(4)	100.0%

(1)

In December 2013, our general partner redeemed all non-voting interests owned by the Funds. In consideration for this redemption, the Funds received 50% of our incentive distribution rights. Memorial Resource owns 100% of the sole member interests in our general partner, which are classified as Class A membership interests, and will be entitled to 50% of any cash distributions made or common units issued to our general partner with respect to our general partner’s 0.1% general partner interest in us.

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

(4)	The address for NGP VIII, NGP IX and NGP IX Offshore is 5221 N. O’Connor Boulevard, Suite 1100, Irving, Texas 75039.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Long-Term Incentive Plan	—	—	1,350,684

(1)	Our general partner adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan in December 2011 in connection with the completion of our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Memorial Resource controls our general partner and owns all of our subordinated units. Memorial Resource owns 100% of the voting membership interests in our general partner, and the Funds collectively indirectly own 50% of our incentive distribution rights. Memorial Resource has pledged our common and subordinated units that it owns, as well as its ownership interest in our general partner, as security under its senior secured revolving credit facility in addition to certain other assets of Memorial Resource. As of February 28, 2014, our general partner owns a 0.1% general partner interest in us, evidenced by 61,313 general partner units, and 50% of our incentive distribution rights.

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

Formation Stage

The consideration received by our general partner and Memorial Resource prior to or in connection with our initial public offering

•   7,061,294 common units. All of these units were sold to the public in a secondary offering by Memorial Resource in November 2013;

•   5,360,912 subordinated units;

•   21,444 general partner units;

•   all of our incentive distribution rights (50% of which were transferred to the Funds in December 2013); and

•   approximately $280 million in cash.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders, including Memorial Resource as the holder of approximately 8.7% of our limited partner interests, pro rata and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to a maximum of 25.0% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of less than $0.1 million on its general partner units and Memorial Resource would receive an annual distribution of approximately $2.5 million on its subordinated units.

For the twelve months ended December 31, 2013, our general partner and its affiliates received an aggregate of $26.0 million in cash distributions from us, which consisted of approximately $14.7 million in respect of common units owned by Memorial Resource, approximately $11.2 million in respect of subordinated units owned by Memorial Resource and approximately $0.1 million in respect of our general partner units and the general partner’s incentive distribution rights.

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

For the twelve months ended December 31, 2013, we reimbursed our general partner and its affiliates an aggregate of $9.4 million for all direct and indirect expenses incurred or payments made on our behalf and all other expenses allocable to us or otherwise incurred in connection with operating our business

Withdrawal or removal of our general partner

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

Second Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC

Memorial Production Partners GP LLC, our general partner and a wholly-owned subsidiary of Memorial Resource, owns a 0.1% general partner interest in us and 50% of our IDRs. Under our general partner’s second amended and restated limited liability company agreement, the sole member interests in our general partner are classified as Class A membership interests. Memorial Resource owns all of the Class A membership interests in our general partner. The Class A membership interests are the sole voting interests in our general partner and entitle Memorial Resource, as the Class A member, to all distributions we make to our general partner (including distributions with respect to our general partner’s 0.1% general partner interest in us).

Memorial Resource may transfer, pledge or assign all or any portion of its membership interest in our general partner at any time.

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

Acquisitions of Oil and Natural Gas Producing Properties

WHT Acquisition. On March 28, 2013, we acquired all of the outstanding equity interests in WHT from operating subsidiaries of Memorial Resource for a purchase price of $200.0 million, which included $4.0 million of working capital and other customary adjustments. This acquisition was funded with borrowings under our revolving credit facility and the net proceeds from our March 25, 2013 public offering of common units (including our general partner’s proportionate capital contribution). The effective date for this transaction was January 1, 2013. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee. The acquired properties consist of additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

Cinco Acquisition. On October 1, 2013, we acquired, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas and the Rockies from Memorial Resource and certain affiliates of NGP for an aggregate purchase price of approximately $603.0 million, subject to customary post-closing adjustments. The Cinco Group acquisition was funded with borrowings under our revolving credit facility. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. The Cinco Group acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

Each of the above acquisitions was approved by the board of directors of our general partner and by its conflicts committee, which is comprised entirely of independent directors. Memorial Resource, which is owned by the Funds, owns our general partner. The sellers in the Cinco Group acquisition are owned by two of the Funds. All of the executive officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner own economic interests, investments and other economic incentives in affiliates of Memorial Resource. All of our general partner’s non-independent directors also have indirect economic interests in the Funds that entitle them to a portion of the profits generated by the Funds in excess of certain return thresholds.

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

Director Independence

NASDAQ does not require a listed publicly traded partnership like us to have a majority of independent directors on the board of directors of our general partner. For a discussion of the independence of the board of directors of our general partner, please see “Item 10 — Directors, Executive Officers and Corporate Governance — Management.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our general partner selected KPMG LLP (“KPMG”), an independent registered public accounting firm, to audit our consolidated and combined financial statements for the year ended December 31, 2013. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this annual report for the year ended December 31, 2013 were approved by the audit committee.

The following table summarizes the aggregate KPMG fees that were allocated to us and our predecessor for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	2013	2012
Audit fees (1)	$2,704	$1,402
Audit-related fees (2)	n/a	n/a
Tax fees (3)	266	356
All other fees (4)	n/a	n/a

Total	$2,970	$1,758

(1)

Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. For 2013, those fees primarily related to the (i) 2013 audit of our annual financial statements and internal controls over financial reporting included in this annual report, (ii) the review of our quarterly financial statements filed on Form 10-Q, and (iii) services in connection with the Partnership’s 2013 acquisitions. For 2012, those fees primarily related to the (i) 2012 audit of our annual financial statements and internal controls over financial reporting included in this annual report, (ii) the review of our quarterly financial statements filed on Form 10-Q, and (iii) services in connection with the Partnership’s registration statement filed on Form S-1 that was declared effective on December 6, 2012.

(2)

Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by KPMG during the years ended December 31, 2013 and 2012.

(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.
(4)

All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by KPMG during the years ended December 31, 2013 and 2012.

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

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated and combined financial statements or notes thereto.

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

2.7##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Stanolind Oil and Gas LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.8##	—

Purchase and Sale Agreement, dated as of July 15, 2013, between Memorial Resource Development LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

3.1	—	Certificate of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

Exhibit Number		Description

3.2	—

First Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

3.3	—	Certificate of Formation of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.4*	—	Second Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC.

4.1#	—

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

First Supplemental Indenture, dated as of October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2013).

4.4	—

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

Credit Agreement, dated as of December 14, 2011, among Memorial Production Operating LLC, as borrower, Memorial Production Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, BNP Paribas, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011), as amended by First Amendment to Credit Agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 15, 2012), as further amended by Second Amendment to Credit Agreement, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012), as further amended by Third Amendment to Credit Agreement, dated as of December 3, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 4, 2012), as further amended by Fourth Amendment to Credit Agreement and First Amendment to Guaranty Agreement, dated as of March 8, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 10, 2013), as further amended by Fifth Amendment to Credit Agreement, dated as of March 19, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 21, 2013), and as further amended by Sixth Amendment to Credit Agreement, dated as of September 26, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 1, 2013).

Exhibit Number		Description

10.3	—

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

10.4	—

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

10.6#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.7	—

Purchase Agreement, dated April 12, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

10.8	—

Purchase Agreement, dated May 20, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as the initial purchaser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 23, 2013).

10.9	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: March 7, 2014	By:	/s/ Andrew J. Cozby
Andrew J. Cozby
Vice President and Chief Financial Officer of Memorial Production Partners GP LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with Memorial Production Partners GP LLC)	Date

/s/ John A. Weinzierl	Chief Executive Officer and Chairman (Principal Executive Officer)	March 7, 2014
John A. Weinzierl

/s/ Andrew J. Cozby	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2014
Andrew J. Cozby

/s/ Patrick T. Nguyen	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2014
Patrick T. Nguyen

/s/ Jonathan M. Clarkson	Director	March 7, 2014
Jonathan M. Clarkson

/s/ Scott A. Gieselman	Director	March 7, 2014
Scott A. Gieselman

/s/ Kenneth A. Hersh	Director	March 7, 2014
Kenneth A. Hersh

/s/ P. Michael Highum	Director	March 7, 2014
P. Michael Highum

/s/ Robert A. Innamorati	Director	March 7, 2014
Robert A. Innamorati

/s/ Tony R. Weber	Director	March 7, 2014
Tony R. Weber

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEMORIAL PRODUCTION PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited the accompanying consolidated and combined balance sheets of Memorial Production Partners LP and subsidiaries (the Partnership) as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated and combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Memorial Production Partners LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Memorial Production Partners LP and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

As discussed in Note 1 to the consolidated and combined financial statements, the balance sheets, and the related statements of operations, equity, and cash flows have been prepared on a combined basis of accounting.

/s/ KPMG LLP

Dallas, Texas

March 7, 2014

MEMORIAL PRODUCTION PARTNERS LP

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	December 31,
	2013	2012*
ASSETS
Current assets:
Cash and cash equivalents	$13,139	$24,440
Restricted cash	—	2,013
Accounts receivable:
Oil and natural gas sales	31,132	27,830
Joint interest owners and other	4,634	7,653
Affiliates	4,473	8,497
Short-term derivative instruments	7,600	28,064
Prepaid expenses and other current assets	9,146	5,331

Total current assets	70,124	103,828
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	1,764,468	1,559,541
Other	2,900	5,168
Accumulated depreciation, depletion and impairment	(418,688)	(268,163)

Oil and natural gas properties, net	1,348,680	1,296,546
Long-term derivative instruments	42,657	14,095
Restricted investments	73,385	68,024
Other long-term assets	17,461	6,911

Total assets	$1,552,307	$1,489,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,566	$15,264
Accounts payable—affiliates	474	1,738
Revenues payable	16,291	6,881
Accrued liabilities	39,847	16,099
Short-term derivative instruments	7,996	3,217

Total current liabilities	73,174	43,199
Long-term debt	792,067	630,182
Asset retirement obligations	99,619	91,349
Long-term derivative instruments	5,875	10,466
Other long-term liabilities	1,956	2,443

Total liabilities	972,691	777,639
Commitments and contingencies (Note 13)
Equity:
Partners’ equity (deficit):
Common units (55,877,831 units outstanding at December 31, 2013 and 28,921,903 units outstanding at December 31, 2012)	582,075	301,204
Subordinated units (5,360,912 units outstanding at December 31, 2013 and 2012)	(8,715)	20,156
General partner (61,300 units outstanding at December 31, 2013 and 34,317 units outstanding at December 31, 2012)	728	450
Previous owners	—	384,694

Total partners’ equity	574,088	706,504
Noncontrolling interest	5,528	5,261

Total equity	579,616	711,765

Total liabilities and equity	$1,552,307	$1,489,404

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For Year Ended December 31,
	2013*	2012*	2011*
Revenues:
Oil & natural gas sales	$341,197	$255,608	$231,923
Pipeline tariff income and other	2,419	2,815	2,689

Total revenues	343,616	258,423	234,612

Costs and expenses:
Lease operating	88,893	80,116	62,909
Pipeline operating	1,835	2,114	2,526
Exploration	1,130	2,463	1,126
Production and ad valorem taxes	17,784	16,048	11,680
Depreciation, depletion, and amortization	97,269	76,036	61,882
Impairment of proved oil and natural gas properties	54,362	10,532	18,415
General and administrative	43,495	30,342	26,695
Accretion of asset retirement obligations	4,853	4,377	4,032
(Gain) loss on commodity derivative instruments	(26,281)	(21,417)	(58,407)
(Gain) on sale of properties	(2,848)	(9,759)	(63,033)
Other, net	647	138	2,282

Total costs and expenses	281,139	190,990	70,107

Operating income	62,477	67,433	164,505
Other income (expense):
Interest expense, net	(41,901)	(20,436)	(14,970)
Amortization of investment premium	—	(194)	(606)

Total other income (expense)	(41,901)	(20,630)	(15,576)

Income before income taxes	20,576	46,803	148,929
Income tax benefit (expense)	(308)	(285)	(139)

Net income	20,268	46,518	148,790
Net income (loss) attributable to noncontrolling interest	267	104	(146)

Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936

Limited partners’ interest in net income:
Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936
Net (income) loss allocated to predecessor	—	—	(75,740)
Net (income) loss allocated to previous owners	(11,275)	(46,293)	(66,604)
Net (income) loss allocated to general partner	(49)	—	(7)

Limited partners’ interest in net income	$8,677	$121	$6,585

Earnings per unit: (see Note 10)
Basic and diluted earnings per unit	$0.19	$0.01	$0.30

Weighted average limited partner units outstanding:
Basic and diluted	46,017	22,880	21,756

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For Year Ended December 31,
	2013*	2012*	2011*
Cash flows from operating activities:
Net income	$20,268	$46,518	$148,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	97,269	76,036	61,882
Impairment of proved oil and natural gas properties	54,362	10,532	18,415
(Gain) loss on derivative instruments	(26,829)	(16,578)	(55,153)
Cash settlements on derivative instruments	18,919	42,307	11,249
Premiums paid for derivatives	—	(411)	(7,424)
Premiums received for derivatives	—	—	2,520
Amortization of loan origination costs	5,845	1,991	1,459
Accretion of senior notes net discount	504	—	—
Amortization of investment premium	—	194	606
Accretion of asset retirement obligations	4,853	4,377	4,032
Amortization of equity awards	3,558	1,423	—
Gain on sale of properties	(2,848)	(9,759)	(63,033)
Exploration costs	95	36	172
Non-cash compensation expense	1,057	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,492)	(5,733)	(24,986)
Prepaid expenses and other assets	(1,210)	(555)	(3,300)
Payables and accrued liabilities	20,113	7,164	27,172
Other	233	(698)	(261)

Net cash provided by operating activities	193,697	156,844	122,140
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(38,664)	(277,623)	(404,467)
Additions to oil and gas properties	(161,675)	(107,789)	(91,755)
Additions to restricted investments	(5,361)	(4,599)	(5,261)
Additions to other property and equipment	(238)	(1,748)	(1,999)
Proceeds from the sale of oil and gas properties	4,525	34,521	3,333
Other	—	29	(750)

Net cash used in investing activities	(201,413)	(357,209)	(500,899)
Cash flows from financing activities:
Advances on revolving credit facilities	958,355	391,000	412,318
Payments on revolving credit facilities	(1,485,537)	(121,819)	(244,399)
Deferred financing costs	(20,908)	(2,225)	(5,752)
Proceeds from the issuances of senior notes	688,563	—	—
Predecessor capital contributions	—	—	48,885
Capital contributions from previous owners	7,233	64,597	161,503
Contribution related to sale of assets to NGP affiliate	2,013	38,125	—
Noncontrolling interest capital contributions	—	—	—
Proceeds from general partner contribution	521	206	419
Proceeds from the issuance of common units	511,204	202,572	181,659
Costs incurred in conjunction with issuance of common units	(21,066)	(8,268)	(24,540)
Distributions to partners	(96,643)	(34,436)	—
Distribution to Memorial Resource (see Note 1)	(151,714)	(45,489)	(73,557)
Distribution to NGP affiliates (see Note 1)	(355,495)	(242,174)	—
Transfer of operating subsidiary to Memorial Resource (see Note 12)	—	(3,751)	—
Distributions made by previous owners	(31,098)	(29,517)	(66,577)
Cash retained by predecessor	—	—	(14,977)
Cash retained by previous owners	(9,013)	—	—

Net cash (used in) provided by financing activities	(3,585)	208,821	374,982
Net change in cash and cash equivalents	(11,301)	8,456	(3,777)
Cash and cash equivalents, beginning of year	24,440	15,984	19,761

Cash and cash equivalents, end of year	$13,139	$24,440	$15,984

Supplemental cash flows:
Cash paid for interest	$40,413	$13,869	$10,412
Cash paid for taxes	168	22	40
Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	$12,178	$4,435	$9,008
Environmental remediation liability—net (see Note 13)	—	—	968
Fair value of assets acquired in excess of cash paid and net book value of properties transferred	—	—	68,945
Assumptions of asset retirement obligations related to properties acquired	1,581	5,448	9,031
Contribution related to sale of assets to NGP affiliate—restricted cash	—	2,013	—
Accrued distribution to NGP affiliates related to Cinco Group acquisition	4,352	—	—
Accrued equity offering costs	—	170	—
Distributions to partners	—	48	—

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner’s Equity					Noncontrolling Interest	Total
	Limited Partners		General Partner	Predecessor	Previous Owners
	Common	Subordinated
Balance December 31, 2010*	$—	$—	$—	$105,801	$269,828	$5,303	$380,932
Net income (loss)	4,962	1,623	7	75,740	66,604	(146)	148,790
Contributions	—	—	419	48,885	161,503	—	210,807
Net assets retained by predecessor	—	—	—	(17,385)	3,180	—	(14,205)
Distributions	—	—	—	—	(66,577)	—	(66,577)
Other	—	—	—	—	38	—	38
Exchange of predecessor interests for units (Note 1)	121,101	91,940	—	(213,041)	—	—	—
Deferred tax liability from initial public offering	(335)	(111)	—	—	—	—	(446)
Net proceeds from the issuance of common units	157,119	—	—	—	—	—	157,119
Distribution to Memorial Resource (Note 1)	(41,813)	(31,744)	—	—	—	—	(73,557)

Balance December 31, 2011*	241,034	61,708	426	—	434,576	5,157	742,901
Net income (loss)	114	7	—	—	46,293	104	46,518
Net proceeds from the issuance of common units	194,134	—	—	—	—	—	194,134
Contributions	—	—	206	—	64,597	—	64,803
Contribution of oil and gas properties	—	—	—	—	6,893	—	6,893
Distribution attributable to net assets acquired (Note 1)	(209,720)	(77,701)	(242)	—	—	—	(287,663)
Net book value of net assets acquired (Note 12)	99,972	44,269	94	—	(144,335)	—	—
Contribution related to sale of assets to NGP affiliate	—	—	—	—	40,138	—	40,138
Net book value of net assets acquired by NGP affiliate	—	—	—	—	(33,859)	—	(33,859)
Amortization of equity awards	1,423	—	—	—	—	—	1,423
Distributions	(26,152)	(8,298)	(34)	—	(29,517)	—	(64,001)
Deferred tax liability adjustments	335	111	—	—	—	—	446
Other	64	60	—	—	(92)	—	32

Balance December 31, 2012*	$301,204	$20,156	$450	$—	$384,694	$5,261	$711,765
Net income (loss)	7,880	797	49	—	11,275	267	20,268
Net proceeds from the issuance of common units	490,138	—	—	—	—	—	490,138
Contributions	—	—	521	—	7,233	—	7,754
Distribution attributable to net assets acquired (Note 1)	(490,400)	(67,242)	(559)	—	55,281	—	(502,920)
Net book value of net assets acquired (Note 12)	355,159	48,739	403	—	(404,301)	—	—
Amortization of equity awards	3,558	—	—	—	—	—	3,558
Distributions	(85,342)	(11,165)	(136)	—	(31,098)	—	(127,741)
Other	(122)			—	(2,302)	—	(2,424)
Net assets retained by previous owners	—	—	—	—	(20,782)	—	(20,782)

Balance December 31, 2013	$582,075	$(8,715)	$728	$—	$—	$5,528	$579,616

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our business activities are conducted through our wholly owned subsidiary Memorial Production Operating LLC (“OLLC”) and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming, New Mexico, and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells (often referred to as wellbore assignments).

The Partnership was formed in April 2011 to own and acquire oil and natural gas properties in North America and completed its initial public offering (“IPO”) on December 14, 2011 (see Note 9). The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, Memorial Production Partners GP LLC, which is a wholly owned subsidiary of Memorial Resource Development LLC (“Memorial Resource”). Our general partner is responsible for managing all of the Partnership’s operations and activities.

Memorial Production Finance Corporation (“Finance Corp.”), our wholly-owned subsidiary, has no material assets or any liabilities other than as a co-issuer of our debt securities and as a guarantor of certain of our other indebtedness. Its activities will be limited to co-issuing our debt securities and engaging in other activities incidental thereto.

Memorial Resource is a Delaware limited liability company owned and formed by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore”) (collectively, the “Funds”) to own, acquire, exploit and develop oil and natural gas properties and to own our general partner. Memorial Resource provides management, administrative, and operations personnel to us and our general partner under an omnibus agreement (see Note 12). The Funds are private equity funds managed by Natural Gas Partners (“NGP”). The Funds collectively indirectly own 50% of our incentive distribution rights (“IDRs”). Our remaining IDRs are owned by our general partner.

Predecessor

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

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer collectively to:

•

Certain oil and natural gas properties the Partnership acquired from Memorial Resource in April and May 2012 (“Tanos/Classic Properties”) for periods after common control commenced through their respective date of acquisition.

•

Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition. The Partnership acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California, in December 2012 from Rise Energy Partners, LP (“Rise”). We refer to this transaction as the “Beta acquisition.” Rise is primarily owned by two of the Funds.

•

Certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT from February 2, 2011 (inception) through the date of acquisition.

•

Certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies that the Partnership acquired through equity and asset transactions on October 1, 2013 from both Memorial Resource and certain affiliates of NGP as discussed below. We refer to this transaction as the “Cinco Group acquisition.”

Each of these aforementioned acquisitions was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisitions as if the Partnership owned the assets for periods after common control commenced through their respective acquisition dates. See Note 12 for additional information.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The previous owners combined financial statements reflect: (i) certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective date of acquisition on a combined basis for all periods presented, (ii) the consolidated financial statements of REO for all periods presented, (iii) the WHT Properties from February 2, 2011 (inception) through the date of acquisition, (iv) the financial statements of Boaz Energy, LLC (“Boaz”), Crown Energy Partners, LLC (“Crown”), the Crown net profits overriding royalty interest and overriding royalty interest (“Crown NPI/ORRI”), Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), Stanolind Oil and Gas SPV LLC (“Stanolind SPV”), Tanos Energy, LLC (“Tanos”), together with its wholly-owned subsidiaries, Prospect Energy, LLC (“Prospect”), and certain oil and natural gas properties in Jackson County, Texas (the “MRD Assets”) (collectively, the “Cinco Group”) on a combined basis for periods after common control commenced through the date of acquisition. The Partnership acquired substantially all of the Cinco Group on October 1, 2013 from: (a) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which are primarily owned by two of the Funds, and (b) Memorial Resource.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Principles of Consolidation and Combination

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all intercompany accounts and transactions. Likewise, the combined financial statements include the accounts of our predecessor and the previous owners as discussed above. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and all highly liquid investments with original contractual maturities of three months or less.

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These restricted investments consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities, all held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure. Neither we nor our predecessor and the previous owners have experienced any losses from such instruments.

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us, our predecessor, and the previous owners. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. Management determined that an allowance for uncollectible accounts was unnecessary at both December 31, 2013 and 2012, respectively.

If we were to lose any one of our customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If we were to lose any single customer, we believe that a substitute customer to purchase the impacted production volumes could be identified.

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

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2013, 2012 and 2011.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, was engaged to prepare our reserves estimates at December 31, 2013.

Reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is possible that, because of changes in market conditions or the inherent imprecision of reserve estimates, the estimates of future cash inflows, future gross revenues, the amount of oil and natural gas reserves, the remaining estimated lives of oil and natural gas properties, or any combination of the above may be increased or decreased. Increases in recoverable economic volumes generally reduce per unit depletion rates while decreases in recoverable economic volumes generally increase per unit depletion rates.

Other Property & Equipment

Other property and equipment is stated at historical costs and is comprised primarily of vehicles, furniture, fixtures, and computer hardware and software. Depreciation of other property and equipment is calculated using the straight-line method generally based on estimated useful lives of three to five years.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These investments are classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense – net in the statement of operations. The amortized cost of such investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is displayed as a separate line item in the statement of operations. These restricted investments consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities. See Note 7 for additional information.

Debt Issuance Costs

These costs are recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method which approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2013, 2012, and 2011 was approximately $5.8 million, $2.0 million, and $1.5 million, respectively.

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Impairment expense for the years ended December 31, 2013, 2012, and 2011 was approximately $54.4 million, $10.5 million, and $18.4 million, respectively.

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

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2013 or 2012.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2013	2012	2011
Major customers:
Phillips 66 (1)	15%	13%	n/a
ConocoPhillips (1)	n/a	14%	27%

(1)	Phillips 66 was a subsidiary of ConocoPhillips through April 30, 2012. Accordingly, any revenues generated from Phillips 66 prior to May 1, 2012 were reported under ConocoPhillips.

General and Administrative Expense

We and our general partner have entered into an omnibus agreement with Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. During the year ended December 31, 2013, Memorial Resource allocated indirect general and administrative costs based on production. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. See Note 12 for additional information regarding the omnibus agreement.

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

Income Tax

We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. Certain of our consolidated subsidiaries are taxed as corporations and subject to federal income taxes. We are also subject to the Texas margin tax and certain aspects of the tax make it similar to an income tax as the tax is assessed on 1% of taxable margin. Deferred taxes arise due to temporary differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. We had a net deferred tax liability of $2.0 million at both December 31, 2013 and 2012.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable based on its technical merits. If a tax position meets such criteria, the tax effect that would be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized. There were no uncertain tax positions that required recognition in the financial statements at December 31, 2013 or 2012.

Earnings Per Unit

Basic and diluted earnings per unit (“EPU”) is determined by dividing net income or loss available to the limited partners by the weighted average number of outstanding limited partner units during the period. Net income or loss available to the limited partners is determined by applying the two-class method. The two-class method of computing EPU is an earnings allocation formula that determines EPU based on distributions declared. The amount of net income or loss used in the determination of EPU is reduced (or increased) by the amount of available cash that has been or will be distributed to the limited partners for that corresponding period. The remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the limited partners in accordance with the contractual terms of the partnership agreement. The total earnings allocated to the limited partners is determined by adding together the amount allocated for distributions declared and the amount allocated for the undistributed earnings or excess distributions over earnings. Basic and diluted EPU are equivalent, as all restricted common units and subordinated units participate in distributions. See Note 10 for additional information.

Equity Compensation

The fair value of equity-classified awards (e.g., restricted common unit awards) is amortized to earnings over the requisite service or vesting period. Compensation expense for liability-classified awards are recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. We currently have no awards subject to performance criteria; however, such awards vest when it is probable that the performance criteria will be met and the requisite service period has been met. Generally, no compensation expense is recognized for equity instruments that do not vest. See Note 11 for further information.

Incentive Units

The governing documents of certain entities within the Cinco Group provided for the issuance of incentive units. The incentive units were accounted for as liability awards with compensation expense based on period-end fair value. The incentive units were subject to performance conditions that affected their vesting. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. Tanos recognized compensation expense related to the forfeiture of incentive units during April 2013 as further discussed in Note 12.

Current Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,
	2013	2012
Accrued capital expenditures	$16,193	$4,741
Accrued lease operating expense	10,666	5,412
Accrued general and administrative expenses	1,547	1,385
Accrued ad valorem taxes	1,531	1,152
Accrued interest payable	8,931	748
Accrued severance and production taxes	105	883
Other miscellaneous	874	1,778

	$39,847	$16,099

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements

Offsetting Disclosure Requirements. In December 2011, the FASB issued an accounting standard update intended to enhance current disclosure requirements on offsetting financial assets and liabilities. In January 2013, the FASB issued an accounting standard update to clarify the scope of offsetting disclosure requirements. The new disclosure requirements required the disclosure of both gross and net information about derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions eligible for offset on the balance sheet or subject to a master netting arrangement or similar agreement. Disclosure of collateral received and posted in connection with master netting agreements or similar arrangements is also required. The disclosures became effective for annual and interim periods beginning on or after January 1, 2013 and were applied retrospectively. The adoption of this new guidance did not have a significant impact on our financial statements.

Note 3. Acquisitions and Divestitures

The third party acquisitions discussed below were accounted for under the acquisition method of accounting. Accordingly, we, our predecessor, and the previous owners conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while acquisition costs associated with the acquisitions were expensed as incurred. The operating revenues and expenses of acquired properties are included in the accompanying financial statements from their respective closing dates forward. The transactions were financed through capital contributions and borrowings under credit facilities.

The fair values of oil and natural gas properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural properties include estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital.

The Partnership has consummated several common control acquisitions since completing its IPO in December 2011, as further discussed in Note 12, directly or indirectly from Memorial Resource and certain affiliates of NGP. These acquisitions were each accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost.

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended December 31,
2013	2012
$6,729	$4,135

Approximately $2.1 million of acquisition costs related to 2011 acquisitions is included in either general and administrative expense or other expense in the accompanying statements of operations for the year ended December 31, 2011.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2013 Acquisitions

Third Party. We closed two separate transactions during the year ended December 31, 2013 to acquire certain oil and natural gas properties from third parties in East Texas (the “East Texas Acquisition”) and the Rockies (the “Rockies Acquisition”) for approximately $29.4 million in aggregate. The East Texas Acquisition closed on September 6, 2013 and the Rockies Acquisition closed on August 30, 2013. The following table summarizes the fair value of the third party assets acquired and liabilities assumed as of each acquisition date (in thousands):

	East Texas Acquisition	Rockies Acquisition
Oil and gas properties	$9,974	$20,744
Asset retirement obligations	(78)	(1,163)
Accrued liabilities	—	(118)

Total identifiable net assets	$9,896	$19,463

The Cinco Group also acquired certain oil and gas properties and leases in Texas from third parties for a final purchase price of $9.3 million.

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

Collectively, the previous owners consummated multiple acquisitions during 2012 by acquiring operating and non-operating interests in certain oil and natural gas properties primarily located in various Texas and New Mexico counties for an aggregate adjusted purchase price of $150.7 million, the largest of which was completed in July by Stanolind. In July 2012, Stanolind completed an acquisition of working interests, royalty interests and net revenue interests (the “Menemsha Acquisition”) located in various counties in Texas for a final purchase price of $74.7 million. During the year ended December 31, 2012, approximately $4.9 million of revenue and $0.9 million of earnings were recorded in the statements of operations related to the Menemsha Acquisition subsequent to the closing date.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value of the third party assets acquired and liabilities assumed as of each acquisition date (in thousands).

	Undisclosed Seller Acquisition	Goodrich Acquisition	Menemsha Acquisition	Other Acquisitions
Oil and gas properties	$36,865	$91,187	$75,114	$80,591
Prepaid expenses and other current assets	—	425	—	—
Revenues payable	—	(875)	—	—
Asset retirement obligations	(321)	(161)	(408)	(4,558)
Accrued liabilities	(83)	(153)	—	—

Total identifiable net assets	$36,461	$90,423	$74,706	$76,033

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2012 and 2011 as though the Undisclosed Seller Acquisition, Goodrich Acquisition, and Menemsha Acquisition had been completed on January 1, 2011. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership, our predecessor, and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended December 31,
	2012	2011
	(In thousands, except per unit amounts)
Revenues	$286,004	$286,351
Net income	58,472	174,138
Basic and diluted earnings per unit	0.53	0.34

2011 Predecessor and Previous Owner Acquisitions

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On April 8, 2011, our predecessor and the previous owners together acquired producing oil and natural gas properties in East Texas (the “Carthage Properties”) from a third party. Our predecessor and the previous owners estimated that as of April 8, 2011, the fair value of the Carthage Properties acquired was approximately $302.0 million, which was considered to be representative of the price paid by a typical market participant. The following table summarizes the fair value of the assets acquired and liabilities assumed as of April 8, 2011 (in thousands):

Oil and gas properties	307,185
Other property and equipment	1,046
Suspense liabilities assumed	(1,659)
Environmental liabilities assumed	(968)
Asset retirement obligations	(3,653)

Total identifiable net assets	301,951

During the year ended December 31, 2011, approximately $8.3 million and $46.2 million of revenue and $2.3 million and $32.2 million of earnings were recorded in the statement of operations related to the BP and Carthage Properties acquisitions subsequent to their respective closing dates.

Effective July 1, 2011, our predecessor acquired producing oil and natural gas properties in Webb and Zapata counties located in South Texas. The net purchase price of $2.25 million was allocated to oil and natural gas properties. The acquisition closed on June 30, 2011.

Collectively, the Cinco Group consummated several individually insignificant acquisitions during 2011 by acquiring operating and non-operating interests in certain oil and natural gas properties located primarily in various Texas counties and offshore Louisiana for an aggregate adjusted purchase price of $85.8 million. The following table summarizes the fair value of the assets acquired and liabilities assumed as of each acquisition date (in thousands).

Oil and gas properties	$90,351
Other liabilities	(420)
Asset retirement obligations	(4,178)

Total identifiable net assets	$85,753

Previous Owners’ Divestitures

On January 1, 2013, Tanos sold a natural gas gathering pipeline located in East Texas, which it had originally acquired in April 2010, to a privately held gas transportation company for a minimum of $1.5 million. The maximum allowable additional proceeds are $2.0 million. The contingent consideration is based on the natural gas pipeline servicing any new wells that Tanos drills in the area over the next three years. The contingent consideration portion of an arrangement is recorded when the consideration is determined to be realizable. Tanos recorded an aggregate gain of approximately $1.4 million related to this transaction, of which $0.4 million was contingent consideration. Tanos also sold certain non-operated oil and gas properties in 2013 for $2.9 million and recorded a gain of $1.4 million.

The previous owners sold certain interests in oil and gas properties located offshore Louisiana on October 11, 2012 for an aggregate $40.1 million to an NGP controlled entity, of which $38.1 million was received upon closing. As of December 31, 2012, the remaining proceeds were held in escrow and included as restricted cash in the balance sheet. The remaining proceeds were released from escrow in April 2013. Due to common control considerations, the proceeds from the sale exceeded the net book value of the properties sold by $6.3 million and is recognized in the equity statement as a net contribution.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On July 11, 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Garza County, Texas to a third party for $26.1 million and recognized a gain of approximately $7.6 million. On September 18, 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Ector County, Texas to a third party for $4.7 million and recognized a gain of approximately $2.2 million.

The majority of the proceeds generated from these sales were used to acquire operating and non-operating interests in certain oil and natural gas properties located primarily in various Texas and New Mexico counties.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2013 and 2012, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2013 and December 31, 2012. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2013 and December 31, 2012 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$95,926	$—	$95,926
Interest rate derivatives	—	872	—	872

Total assets	$—	$96,798	$—	$96,798

Liabilities :
Commodity derivatives	$—	$55,576	$—	$55,576
Interest rate derivatives	—	4,836	—	4,836

Total liabilities	$—	$60,412	$—	$60,412

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$78,645	$—	$78,645

Liabilities :
Commodity derivatives	$—	$44,697	$—	$44,697
Interest rate derivatives	—	5,472	—	5,472

Total liabilities	$—	$50,169	$—	$50,169

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

•

During the year ended December 31, 2013, we recognized $54.4 million of impairments. The impairments related to certain properties located in both East Texas and South Texas. The estimated future cash flows expected from East Texas properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data. The carrying value of these properties after the $50.3 impairment was approximately $31.5 million. The estimated future cash flows expected from South Texas properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specific to these properties. The carrying value of these properties after the $4.1 million impairment was approximately $7.3 million.

•

During the year ended December 31, 2012, the previous owners recognized $10.5 million of impairments to proved oil and natural gas properties. Approximately $8.0 million related to a particular lease in the Elkhorn (Ellenburger) and Canyon Fields located in the Permian Basin as a result of a downward revision of estimated proved reserves due to unfavorable drilling results in the area.

•

During the year ended December 31, 2011, our predecessor recognized impairments of $15.1 million. Approximately $3.1 million of impairments related to a well abandoned in the Burke Unit located in South Texas due to a situation encountered during drilling. As a result of declines in natural gas prices, the remaining $12.0 million of impairments in 2011 consisted of $6.9 million to the Craton field and $4.0 million to the Cayuga field. The previous owners recognized $3.3 million of impairments to proved oil and natural gas properties, of which approximately $1.7 million related to a particular lease in the Dimmitt (Delaware Cons) Field located in the Permian Basin as a result of a downward revision of estimated proved reserves due to unfavorable drilling results in the area.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender in our credit agreement. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions, which management believes present minimal credit risk. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $25.4 million against amounts outstanding under our revolving credit facility at December 31, 2013, reducing our maximum credit exposure to approximately $19.5 million, of which approximately $12.3 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) is used to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to the Partnership’s areas of production. We also enter into oil derivative contracts indexed to NYMEX WTI, Inter-Continental Exchange (“ICE”) Brent and California Midway-Sunset. Our NGL derivative contracts are indexed to OPIS Mont Belvieu. At December 31, 2013, the Partnership had the following open commodity positions:

	2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,575,458	2,145,278	2,342,442	2,230,067	2,060,000	1,814,583
Weighted-average fixed price	$4.34	$4.30	$4.42	$4.31	$4.52	$4.77

Collar contracts:
Average Monthly Volume (MMBtu)	340,000	350,000	—	—	—	—
Weighted-average floor price	$4.93	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$6.12	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	120,000	80,000	—	—	—	—
Weighted-average sold strike price	$5.08	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.31	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,822,083	—	—	—	—	—
Spread	$(0.09)	$—	$—	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	136,444	148,281	142,313	130,600	122,000	40,000
Weighted-average fixed price	$95.82	$93.07	$86.85	$85.96	$85.62	$85.00

Collar contracts:
Average Monthly Volume (Bbls)	23,000	5,000	—	—	—	—
Weighted-average floor price	$82.83	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$105.31	$94.00	$—	$—	$—	$—

Basis swaps
Average Monthly Volume (Bbls)	57,292	57,500	—	—	—	—
Spread	$(9.21)	$(9.73)	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	118,500	112,800	—	—	—	—
Weighted-average fixed price	$36.23	$35.04	$—	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2013, we had the following interest rate swap open positions:

	2014	2015	2016
Average Monthly Notional (in thousands)	$173,958	$280,833	$150,000
Weighted-average fixed rate	1.306%	1.416%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2013 and 2012. There was no cash collateral received or pledged associated with our derivative instruments since each of the counterparties to our derivative contracts is a lender under our credit agreement.

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Location	2013	2012	2013	2012
		(In thousands)
Commodity contracts	Short-term derivative instruments	$18,578	$35,044	$17,120	$7,451
Interest rate swaps	Short-term derivative instruments	845	—	2,699	2,746

Gross fair value		19,423	35,044	19,819	10,197
Netting arrangements	Short-term derivative instruments	(11,823)	(6,980)	(11,823)	(6,980)

Net recorded fair value	Short-term derivative instruments	$7,600	$28,064	$7,996	$3,217

Commodity contracts	Long-term derivative instruments	$77,348	$43,601	$38,456	$37,246
Interest rate swaps	Long-term derivative instruments	27	—	2,137	2,726

Gross fair value		77,375	43,601	40,593	39,972
Netting arrangements	Long-term derivative instruments	(34,718)	(29,506)	(34,718)	(29,506)

Net recorded fair value	Long-term derivative instruments	$42,657	$14,095	$5,875	$10,466

Gains & Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes and neither did our predecessor or the previous owners. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2013, 2012, and 2011:

	Statements of Operations Location	Years Ended December 31,
Derivative Instruments		2013	2012	2011
		(In thousands)
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(26,281)	$(21,417)	$(58,407)
Interest rate swaps	Interest expense, net	(548)	(4,839)	(3,254)

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(In thousands)
Asset retirement obligations at beginning of year	$91,349	$82,722	$70,891
Liabilities added from acquisitions or drilling	2,116	5,958	9,700
Liabilities removed upon sale of wells	—	(1,795)	(64)
Liabilities settled	(20)	(91)	(229)
Accretion expense	4,853	4,377	4,032
Revision of estimates	1,321	178	(774)
Liabilities retained by our predecessor	—	—	(834)

Asset retirement obligations at end of year	$99,619	$91,349	$82,722

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balance are as follows at December 31:

	2013	2012
	(In thousands)
BOEM platform abandonment (See Note 13)	$66,373	$61,389
BOEM lease bonds	794	776
SPBPC Collateral:
Contractual pipeline and surface facilities abandonment (See Note 13)	2,306	1,959
California State Lands Commission pipeline right-of-way bond	3,005	3,000
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	300
Port of Long Beach pipeline license	100	100

Restricted investments	$73,385	$68,024

Note 8. Long Term Debt

Our consolidated and combined debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2013	2012
	(In thousands)
OLLC $2.0 billion multi-year revolving credit facility, variable-rate, due March 2018	$103,000	$371,000
7.625% senior notes, fixed-rate, due May 1, 2021 (1)	700,000	—
Previous owners variable-rate revolving credit facilities	—	259,182
Unamortized discounts	(10,933)	—

Total long-term debt	$792,067	$630,182

(1)	The estimated fair value of our fixed-rate debt was $721.0 million. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

December 31,
2013
(In thousands)

OLLC $2.0 billion multi-year revolving credit facility, variable-rate, due March 2018	$845,000

OLLC Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility, which is guaranteed by us and certain of our current and future subsidiaries. On September 26, 2013, we entered into a sixth amendment to our credit agreement, which among other things: (i) increased the maximum aggregate credit amounts under the revolving facility from $1.0 billion to $2.0 billion and (ii) increased the borrowing base from $480.0 million to $920.0 million upon the closing of the Cinco Group acquisition on October 1, 2013. On October 10, 2013, the borrowing base was automatically reduced by $75.0 million in conjunction with the issuance of additional senior notes, as discussed below.

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

Borrowings under our revolving credit facility bear interest, at our option, at either: (i) the Alternate Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage, or (iii) the applicable LIBOR Market Index Rate plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

During the year ended December 31, 2013, the revolving credit facility was primarily used to fund the acquisitions of oil and gas properties from both related parties and third parties. See Note 3 and 12 for additional information regarding these acquisitions.

7.625% Senior Notes

On April 17, 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. On May 23, 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102.0% of par. On October 10, 2013, the Issuers issued an additional $300.0 million aggregate principal amount of the Senior Notes at 97.0% of par. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013. The Senior Notes are governed by an indenture. The Senior Notes are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the Senior Notes upon a change of control. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers or any significant subsidiary, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

Previous Owner and Predecessor Revolving Credit Facilities

REO, WHT, Stanolind, Boaz, Crown, Tanos, Propel, BlueStone and Classic each maintained multi-year variable-rate senior secured revolving credit facilities that were primarily used for both working capital needs and to fund acquisition and development expenditures. All of Stanolind’s indebtedness outstanding under the Stanolind revolving credit facility was attributable to Stanolind SPV. Likewise, all of Propel Energy’s indebtedness outstanding under the Propel Energy revolving credit facility was attributable to Propel SPV.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On December 12, 2012, indebtedness then outstanding under the REO’s revolving credit facility of $28.5 million and all accrued interest was paid off in full and the revolving credit facility was terminated. On March 28, 2013, the debt balance then outstanding under the WHT revolving credit facility of $89.3 million and all accrued interest was paid off in full and the revolving credit facility was terminated. On April 1, 2013, indebtedness then outstanding under the Tanos revolving credit facility of $27.0 million was repaid and on April 25, 2013 all accrued interest was paid off in full and the revolving credit facility was terminated. On October 1, 2013, the debt balance then outstanding under the Boaz and Crown revolving credit facilities and all accrued interest was paid off in full and these revolving credit facilities were terminated. On October 1, 2013, the debt balance then outstanding under the Stanolind and Propel Energy revolving credit facilities and all accrued interest was paid off in full by the Partnership on behalf of Stanolind and Propel Energy, respectively.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended December 31,
	2013	2012	2011
OLLC revolving credit facility	3.25%	2.74%	2.81%
WHT revolving credit facility	2.29%	2.60%	2.79%
REO revolving credit facility	n/a	3.40%	3.03%
Stanolind revolving credit facility	3.52%	3.76%	3.88%
Boaz revolving credit facility	2.97%	3.12%	3.47%
Crown revolving credit facility	3.38%	4.20%	5.55%
Tanos revolving credit facility	3.10%	2.31%	2.55%
Propel Energy revolving credit facility	3.08%	3.28%	3.23%
BlueStone revolving credit facility	n/a	n/a	3.17%
Classic revolving credit facility	n/a	n/a	3.40%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated:

	December 31,	December 31,
	2013	2012
	(In thousands)
OLLC revolving credit facility (1)	5,413	$3,359
Senior Notes (2)	15,053	—
Previous owner revolving credit facilities	—	2,900

	$20,466	$6,259

(1)

Additional financing costs were incurred in connection with the borrowing base increases during the year ended December 31, 2013. The borrowing base was also automatically reduced upon issuance of the Senior Notes in April, May and October. As a result, approximately $1.4 million of deferred financing costs were written-off during the year ended December 31, 2013 and are included in interest expense in the accompanying statements of operations. Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.

(2)	Unamortized deferred financing costs are amortized using the straight line method which approximates the effective interest method.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

	OLLC Revolving Credit Facility	Previous Owner Revolving Credit Facilities	Predecessor Revolving Credit Facilities	Total
For the Year Ended December 31, 2013:
Advances on revolving credit facility	$941,000	$17,355	$—	$958,355
Payments on revolving credit facility	(1,209,000)	(276,537)	—	(1,485,537)

For the Year Ended December 31, 2012:
Advances on revolving credit facility	$293,000	$98,000	$—	$391,000
Payments on revolving credit facility	(42,000)	(79,819)	—	(121,819)

For the Year Ended December 31, 2011:
Advances on revolving credit facility	$130,000	$196,400	$85,918	$412,318
Payments on revolving credit facility	(10,000)	(33,053)	(201,346)	(244,399)

For accounting and financial reporting purposes, the $198.3 million that was repaid concurrent with the closing of our IPO on behalf of our predecessor was a component of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facilities.” Similarly, any amounts that were repaid concurrent with the closing of the Beta acquisition, the WHT Properties, or the Cinco Group acquisition were also a component of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facilities.”

Note 9. Equity and Distributions

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

On October 8, 2013, we issued 16,675,000 common units representing limited partner interests in the Partnership (including 2,175,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $19.90 per unit generating total net proceeds of approximately $318.3 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportional capital contribution, were used to repay a portion of outstanding borrowings under our revolving credit facility.

2012 Public Equity Offering

On December 12, 2012, we issued 10,500,000 common units representing limited partner interests in the Partnership to the public at an offering price of $17.00 per unit generating total net proceeds of $170.0 million after deducting underwriting discounts and offering expenses. Concurrent with the closing of this equity offering, the Partnership distributed cash to Rise and repaid all amounts outstanding under REO’s credit facility as consideration for the Beta acquisition as further discussed under Notes 8 and 12. The net proceeds from this equity offering, including our general partner’s proportionate capital contribution, partially funded the Beta acquisition.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2011:

	Common	Subordinated	General Partner
Balance December 31, 2011	16,661,294	5,360,912	22,044
Common units issued	11,975,000	—	—
Restricted common units issued	287,943	—	—
Restricted common units forfeited	(2,334)	—	—
General partner units issued	—	—	12,273

Balance December 31, 2012	28,921,903	5,360,912	34,317
Common units issued	26,450,000	—	—
Restricted common units issued	524,717	—	—
Restricted common units forfeited	(11,734)	—	—
Restricted common units repurchased (1)	(7,055)
General partner units issued	—	—	26,983

Balance December 31, 2013	55,877,831	5,360,912	61,300

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

Restricted common units are a component of common units as presented on our consolidated and combined balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the years ended December 31, 2013 and 2012.

As of December 31, 2013, Memorial Resource owned 100% of the subordinated units. Memorial Resource owns 100% of our general partner, which owns 50% of our incentive distribution rights. The Funds collectively indirectly own 50% of our incentive distribution rights.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Common & Subordinated Units. The common units and the subordinated units are separate classes of the limited partner interest in us and have limited voting rights as set forth in our partnership agreement. The holders of units are entitled to participate in partnership distributions as discussed further below under “Cash Distribution Policy” and exercise the rights or privileges available to limited partners under our partnership agreement.

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

General Partner Interest and IDRs. Our general partner owns a 0.1% interest in us. Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders, general partner and holders of our IDRs will receive. The general partner has the management rights as set forth in our partnership agreement.

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

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 0.1% of all distributions of available cash that we make prior to our liquidation. Our general partner’s initial 0.1% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its initial 0.1% general partner interest. Our general partner is not obligated to contribute a proportionate amount of capital to us to maintain its current general partner interest. We have also issued IDRs, which entitle the holder(s) thereof to additional increasing percentages, up to a maximum of 24.9%, of the cash we distribute in excess of $0.54625 per common unit per quarter. Our general partner owns 50%, and the Funds indirectly own 50%, of the IDRs.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The holders of the IDRs are entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Total Quarterly Distributions Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner	IDR (1)
Minimum Quarterly Distribution	$0.4750	99.9%	0.1%	—
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%	—
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	0.1%	14.9%
Thereafter	above $0.59375	75.0%	0.1%	24.9%

(1)	Our general partner owns 50%, and the Funds own 50%, of the IDRs.

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter after the subordination period in the following manner:

•	first, 99.9% to all unitholders, pro rata, and 0.1% to our general partner, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders, the general partner and the holders of the IDRs based on the percentages in the table above.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

Quarter	Declaration Date	Record Date	Payable Date	Amount Per Unit (1)	Aggregate Distribution (2)	Distribution Received by Memorial Resource
4th Quarter 2013	January 27, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0
3rd Quarter 2013	October 22, 2013	November 1, 2013	November 12, 2013	$0.5500	$33.8	$6.9
2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4
4th Quarter 2012	January 15, 2013	February 1, 2013	February 13, 2013	$0.5075	$17.4	$6.3
3rd Quarter 2012	October 19, 2012	November 1, 2012	November 12, 2012	$0.4950	$11.1	$6.2
2nd Quarter 2012	July 19, 2012	August 1, 2012	August 13, 2012	$0.4800	$10.7	$6.0
1st Quarter 2012	April 19, 2012	May 1, 2012	May 14, 2012	$0.4800	$10.7	$6.0
4th Quarter 2011	January 26, 2012	February 6, 2012	February 13, 2012	$0.0929	$2.0	$1.2

(1)

The $0.0929 per unit pro-rated distribution paid on February 13, 2012 was based upon the minimum quarterly distribution of $0.4750 per unit adjusted to take into account the 18-day period of the fourth quarter of 2011 during which the Partnership was a public entity.

(2)	The aggregate distribution for the third quarter of 2013 reflects the October 2013 public equity offering.

Predecessor & Previous Owners Capital

The following table summarizes our predecessor’s equity transactions with respect to the period indicated (dollars in thousands):

	BlueStone	Classic Carve-Out	WHT Assets	Total Predecessor
Balance December 31, 2010	$65,776	$40,025	$—	$105,801
Net income (loss)	72,728	(7,567)	10,579	75,740
Contributions (distributions)	—	(2,876)	51,761	48,885
Net assets retained by predecessor	(13,150)	(1,062)	(3,173)	(17,385)
Exchange of predecessor interests for units	(125,354)	(28,520)	(59,167)	(213,041)

Balance December 31, 2011	$—	$—	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes our previous owners’ equity transactions with respect to the period indicated (dollars in thousands):

	Tanos/Classic Properties	REO	WHT Properties	Cinco Group	Total Previous Owners
Balance December 31, 2010	43,313	100,925	—	125,590	269,828
Net income (loss)	3,621	31,816	18,703	12,464	66,604
Contributions	3,919	5,010	77,641	74,933	161,503
Net assets retained by predecessor	—	—	3,180	—	3,180
Distributions	—	(64,996)	—	(1,581)	(66,577)
Other	—	—	—	38	38

Balance December 31, 2011	50,853	72,755	99,524	211,444	434,576
Net income (loss)	1,000	28,691	8,369	8,233	46,293
Contributions	—	—	—	64,597	64,597
Contribution of oil and gas properties	—	—	—	6,893	6,893
Net book value of net assets acquired by Partnership	(50,639)	(93,696)	—	—	(144,335)
Contribution related to sale of assets to NGP affiliate	—	—	—	40,138	40,138
Net book value of net assets acquired by NGP affiliate	—	—	—	(33,859)	(33,859)
Distributions	(1,214)	(7,750)	—	(20,553)	(29,517)
Other	—	—	—	(92)	(92)

Balance December 31, 2012	—	—	107,893	276,801	384,694
Net income (loss)	—	—	(1,219)	12,494	11,275
Contributions	—	—	—	7,233	7,233
Distribution attributable to net assets acquired	—	—	—	55,281	55,281
Net book value of net assets acquired by Partnership	—	—	(106,674)	(297,627)	(404,301)
Distributions	—	—	—	(31,098)	(31,098)
Other	—	—	—	(2,302)	(2,302)
Net assets retained by predecessor	—	—	—	(20,782)	(20,782)

Balance December 31, 2013	$—	$—	$—	$—	$—

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended December 31,
	2013	2012	2011
Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936
Less: Previous owners interest in net income (loss)	11,275	46,293	66,604
Less: Predecessor interest in net income (loss)	—	—	75,740
Less: General partners’ 0.1% interest in net income (loss)	9	—	7
Less: IDRs attributable to corresponding period	81	—	—

Net income (loss) available to limited partners	$8,636	$121	$6,585

Weighted average limited partner units outstanding:
Common units	40,656	17,519	16,395
Subordinated units	5,361	5,361	5,361

Total	46,017	22,880	21,756

Basic and diluted EPU	$0.19	$0.01	$0.30

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following sets forth the calculation of our supplemental EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended December 31,
	2013	2012	2011
Net income attributable to Memorial Production Partners LP	$20,001	$46,414	$148,936
Less: General partners’ 0.1% interest in net income (loss)	20	46	149
Less: IDRs attributable to corresponding period	81	—	—

Net income (loss) available to limited partners	$19,900	$46,368	$148,787

Weighted average limited partner units outstanding:
Common units	40,656	17,519	16,395
Subordinated units	5,361	5,361	5,361

Total	46,017	22,880	21,756

Supplemental basic and diluted EPU	$0.43	$2.03	$6.83

Our supplemental basic and diluted EPU includes all the earnings generated by the Partnership’s previous owners and predecessor for all periods presented due to common control considerations. As discussed under Note 1, transactions between entities under common control are accounted for retrospectively.

Note 11. Equity-based Awards

Long-Term Incentive Plan

In December 2011, the Board adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, including Memorial Resource, who perform services for the Partnership. The LTIP consists of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof. During the years ended December 31, 2013 and 2012, there were multiple awards of restricted common units that were granted under the LTIP to both executive officers and independent directors of our general partners and other Memorial Resource employees.

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

Based on the market price per unit on the date of grant, the aggregate fair value of the restricted common units awarded to our general partner’s executive officers and other Memorial Resource employees during the years ended December 31, 2013 and 2012 was $9.7 million and $5.0 million, respectively. The restricted common units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost on a straight-line basis over the requisite service period.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted common unit awards for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2011	—	$—
Granted (2)	287,943	$18.07
Forfeited	(2,334)	$17.14

Restricted common units outstanding at December 31, 2012	285,609	$18.08
Granted (3)	524,718	$18.83
Forfeited	(11,734)	$17.24
Vested	(91,666)	$18.31

Restricted common units outstanding at December 31, 2013	706,927	$18.62

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2012 was $5.2 million based on grant date market prices ranging from of $17.14 to $18.58 per unit.
(3)	The aggregate grant date fair value of restricted common unit awards issued in 2013 was $9.9 million based on grant date market prices ranging from of $18.33 to $20.35 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended December 31,
2013	2012
$3,558	$1,423

The unrecognized compensation cost associated with restricted common unit awards was an aggregate $9.9 million at December 31, 2013. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our statements of consolidated and combined cash flows. During the years ended December 31, 2013 and 2012, the restricted common unitholders received a distribution of approximately $1.0 million and $0.2 million, respectively.

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource, NGP and their respective affiliates at December 31, 2013 and December 31, 2012 are presented as “Accounts receivable—affiliates” and “Accounts payable—affiliates” in the accompanying balance sheets.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Common Control Acquisitions

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

(2)

Although the Partnership did not legally assume the debt of its predecessor, for accounting and financial reporting purposes the $198.3 million that was repaid concurrent with the closing of our IPO on behalf of our predecessor has been included as a component of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facilities.”

Acquisition of Tanos/Classic Properties from Memorial Resource Subsequent to our IPO

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Beta Acquisition

On December 12, 2012, we acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California, from Rise for a purchase price of $270.6 million, which included $3.0 million of working capital and other customary adjustments. The Beta acquisition was funded with borrowings under our credit facility and the net proceeds generated from our December 12, 2012 public offering of common units (including our general partner’s proportionate capital contribution). Terms of the transaction were approved by the Board and by its conflicts committee. The acquired properties, which we refer to as the Beta properties, primarily consist of a 51.75% working interest in three Pacific Outer Continental Shelf blocks covering the Beta Field, and are located in federal waters approximately eleven miles offshore the Port of Long Beach, California. Associated facilities include three conventional wellhead and production processing platforms, a 17.5-mile pipeline and an onshore tankage and metering facility. Two of the platforms are bridge connected and stand in approximately 260 feet of water, while the third platform stands in approximately 700 feet of water. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Acquisition of WHT

On March 28, 2013, we acquired all of the outstanding equity interests in WHT from operating subsidiaries of Memorial Resource for a purchase price of $200.0 million, which included $4.0 million of working capital and other customary adjustments. This acquisition was funded with borrowings under our revolving credit facility and the net proceeds from our March 25, 2013 public offering of common units (including our general partner’s proportionate capital contribution). Terms of the transaction were approved by our general partner’s Board and by its conflicts committee. The WHT Properties consist of additional working interests in properties that we originally acquired in December 2011 in conjunction with our initial public offering. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

Cash and cash equivalents	$1,354
Accounts receivable	3,866
Short-term derivative instruments, net	1,206
Prepaid expenses and other current assets	98
Oil and natural gas properties, net	192,280
Long-term derivative instruments, net	3,528
Accrued liabilities	(3,494)
Asset retirement obligations	(2,753)
Credit facilities	(89,300)
Other long-term liabilities	(111)

Net assets	$106,674

Acquisition of Cinco Group Properties from Memorial Resource & NGP Subsequent to our IPO

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

Cash and cash equivalents	$3,265
Accounts receivable	10,615
Prepaid expenses and other current assets	1,824
Oil and natural gas properties, net	457,439
Long-term derivative instruments, net	3,056
Other long-term assets	356
Accounts payable	(4,063)
Revenue payable	(4,519)
Accrued liabilities	(3,311)
Short-term derivative instruments, net	(1,505)
Asset retirement obligations	(13,575)
Credit facilities	(151,690)
Other long-term liabilities	(265)

Net assets	$297,627

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Omnibus Agreement

Memorial Resource continues to provide management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended December 31,
2013	2012
$9,440	$1,771

Beta Management Agreement

In connection with the December 2012 Beta acquisition, Memorial Resource entered into a management agreement with its wholly-owned subsidiary, Beta Operating Company, LLC, pursuant to which Memorial Resource agreed to provide management and administrative oversight with respect to the services provided by such subsidiary under certain operating agreements with our subsidiary, Rise Energy Beta, LLC, related to the Beta properties in exchange for an annual management fee. Pursuant to such management agreement and in connection with such operating agreements, Memorial Resource will receive approximately $0.4 million from Rise Energy Beta, LLC annually.

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

For the Year Ended December 31,
2012	2011
$1,552	$1,693

WHT Management Agreement

WildHorse Resources, LLC (“WildHorse”) and Tanos, collectively owned the outstanding equity interests in WHT prior to March 28, 2013. Under the terms of a management agreement dated April 8, 2011, WildHorse provided executive, financial, accounting and land services to WHT. WildHorse also managed day-to-day field operations and drilling activities. Geological, executive and other services were provided by Tanos. To compensate for these services, WHT paid WildHorse and Tanos management fees totaling approximately $0.2 million per month. In connection with the WHT acquisition, the management agreement was terminated as of March 28, 2013. WildHorse collected an additional $0.6 million under a transitional agreement that was in place from April 2013 through July 2013.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As the designated operator, WildHorse received both operated and non-operated revenues on behalf of WHT and billed and received joint interest billings. WildHorse also paid for lease operating expenses, drilling cost and general and administrative costs on behalf of WHT. Receivable and payable balances were settled monthly between WHT and WildHorse.

Cinco Group Transition Service Agreements

The Partnership entered into transition service agreements with Propel Energy, Stanolind, and Boaz Energy Partners to ensure that ownership, operation, and maintenance of acquired properties can be smoothly transitioned. The term of these agreements are from October 1, 2013 through February 28, 2014. The Partnership expects to pay transition service fees of approximately $0.8 million in the aggregate under these agreements.

Other Related Party Transactions

Director, Advisory & Financing Fees

The majority partner of our predecessor, NGP VIII, is an affiliate of certain directors of the entities comprising our predecessor. For the period ended December 31, 2011, our predecessor expensed advisory and directors’ fees of approximately $0.2 million to NGP VIII. Certain of the Cinco Group entities entered into an advisory service, reimbursement, and indemnification agreements with NGP. These agreements generally required that an annual advisory fee be paid to NGP. Fees paid under these agreements for the years ended December 31, 2013, 2012, and 2011 were approximately $0.3 million, $0.4 million, and $0.4 million, respectively. Certain of the Cinco Group entities also paid a financing fee equal to a percentage of the capital contributions raised by NGP. These fees were considered a syndication cost and reduced equity contributions for financing fees paid. Fees for the years ended December 31, 2012 and 2011 were approximately $0.4 million and $1.4 million, respectively. There were no fees for the year ended December 31, 2013.

Tanos Management Team Equity Interest

On April 1, 2013, Tanos’ management team sold its 1.066% membership interest in Tanos to Memorial Resource and all incentive units held were forfeited. In connection with this sale, all of Tanos’ employees resigned and became employees of Tanos Exploration II, LLC (“Tanos II”), a Texas limited liability company controlled by the former management team of Tanos. Effective April 1, 2013, Tanos II entered into a Transition Services Agreement with Tanos, whereby Tanos II would manage the operations of Tanos for up to a 6-month period of time. Tanos II is an unrelated entity.

The governing documents of Tanos provided for the issuance of incentive units. Tanos granted incentive units to certain of its members who were key employees at the time of grant. Holders of incentive units were entitled to distributions when declared, but only after cumulative distribution thresholds had been achieved (i.e., recovery of specified members’ capital contributions plus a rate of return). These incentive units were accounted for as liability awards with compensation expense based on period-end fair value. The incentive units were subject to performance conditions that affected their vesting. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. No compensation cost was recorded related to incentive units prior to the incentive units being forfeited on April 1, 2013. Compensation expense of approximately $5.8 million was recorded by Tanos and recognized as general and administrative expense during April 2013.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Miscellaneous

For the years ended December 31, 2013 and 2012, the Partnership incurred gathering and salt water disposal fees of approximately $0.6 million and $0.8 million, respectively, from a subsidiary of Memorial Resource.

During 2012, the Cinco Group received an equity contribution of $6.9 million of oil and gas properties in the Hendricks Field located in the Permian Basin of Texas by an NGP controlled entity. Due to common control considerations, this equity contribution was recorded at historical cost of the properties.

During 2012, Boaz reimbursed a member of its management team approximately $0.3 million in general, administrative, and lease operating expenses related to an oral lease agreement between the member of management and a third party for a field office and yard located in Bronte, Texas.

See Note 3 for additional information regarding the divestiture of certain interests in oil and gas properties offshore Louisiana that the Cinco Group sold during 2012 to an NGP controlled entity.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2013, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods presented:

	2013	2012	2011
	(In thousands)
Balance at beginning of period	$1,051	$1,747	$1,450
Charged to costs and expenses	—	(225)	—
Acquisition-related additions	—	—	968
Payments	(614)	(471)	(671)

Balance at end of period	$437	$1,051	$1,747

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, $0.4 million and $0.6 million, respectively, of our environmental reserves were classified as current liabilities in accrued liabilities.

Sinking Fund Trust Agreement

REO assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within State waters and the surface facilities. Under the terms of the agreement, REO, as the operator of the properties, is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2013, the gross account balance included in restricted investments was approximately $2.3 million. REO’s maximum remaining obligation net to its 51.75% interest under the terms of the current agreement was $1.0 million at December 31, 2013.

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

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. As of December 31, 2013, the maximum remaining obligation net to REO’s interest was approximately $12.2 million.

The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of December 31, 2013 (in thousands):

Investment	Amortized Cost	Unrealized Gain (Loss)	Fair Market Value
U.S. Bank Money Market Cash Equivalent	$105,184	$—	$105,184
U.S. Government Treasury Note, maturity of March 31, 2014, and 1.75% coupon	23,073	93	23,166
Less: Outside working interest owners share	(61,884)	(45)	(61,929)

	$66,373	$48	$66,421

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment and incur surface rentals related to our business operations. Our predecessor and the previous owners also leased equipment and office space under various operating leases and incurred surface rentals related to their operations.

For the years ended December 31, 2013 and 2012, we recognized $2.4 million and $1.0 million of rent expense, respectively. We recognized an immaterial amount of allocated rent expense from the closing our IPO through December 31, 2011, primarily for office space. Our predecessor and the previous owners leased equipment and office space under various operating leases. Our predecessor and the previous owners recorded rent expense of approximately $2.3 million, $2.1 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Amounts shown in the following table represent minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year:

	Payment or Settlement due by Period
Lease Obligations	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Operating leases	$3,985	$549	$560	$416	$205	$205	$2,050

Note 14. Defined Contribution Plans

Memorial Resource sponsors a defined contribution plan for the benefit of substantially all employees who have attained 18 years of age. The plan allows eligible employees to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. Memorial Resource makes matching contributions of 100% of employee contributions that does not exceed 6% of compensation. Employees are immediately vested in these matching contributions. This plan became effective on January 1, 2012. The plan received employer contributions of approximately $0.9 million and $0.4 million in 2013 and 2012, respectively. Approximately $0.3 million and $0.1 million associated with this plan are reflected as costs and expenses in the accompanying statements of operations for the years ended December 31, 2013 and 2012, respectively.

Effective January 1, 2012, REO assumed sponsorship of a separate defined contribution plan. This plan specifically benefits substantially all those employed by the Memorial Resource subsidiary that operates and supports the Beta properties that have attained 21 years of age. Eligible employees are permitted to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. Employer matching contributions of 100% of employee contributions that does not exceed 6% of compensation are made to the plan as well. The employer matching contributions associated with this plan were subject to a three-year graded vesting schedule through February 28, 2012. Effective March 1, 2012, the plan was amended to offer immediate vesting of employer matching contributions. The plan received employer contributions of approximately $0.6 million, $0.5 million, and $0.5 million in 2013, 2012, and 2011, respectively. Approximately $0.3 million associated with this plan are reflected as costs and expenses in the accompanying statements of operations for the each of the years ended December 31, 2013, 2012, and 2011.

Our predecessor also sponsored defined contribution plans for the benefit of substantially all their employees who attained 18 years of age. Matching contributions of up to 6% of an employee’s compensation were made and additional discretionary contributions for eligible employees meeting certain plan requirements was also an option under these plans. Employer contributions of approximately $0.2 million were made to these other plans in 2011.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Certain Cinco Group entities made matching contributions to defined contribution plans for the benefit of their eligible employees. Matching employer contributions of approximately $0.1 million, $0.2 million, and $0.1 million were made to these plans in 2013, 2012, and 2011, respectively. Such contributions to these plans are included in general and administrative expenses in the accompanying combined statements of operations.

Note 15. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated. Earnings per unit are computed independently for each of the quarters presented and the sum of the quarterly earnings per unit may not necessarily equal the total for the year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2013:	(In thousands, except per unit amounts)
Revenues	$68,102	$90,174	$93,240	$92,100
Operating income (loss)	2,245	60,814	(27,368)	26,786
Net income (loss)	(4,297)	52,695	(39,039)	10,909
Net income attributable to Memorial Production Partners LP	(4,293)	52,597	(39,165)	10,862
Net income allocated to previous owners	729	6,418	4,128	—
Net income (loss) noncontrolling interest	(4)	98	126	47
Limited partners’ interest in net income	(5,017)	46,133	(43,250)	10,811
Basic and diluted earnings per unit	(0.14)	1.04	(0.97)	0.18

For the Year Ended December 31, 2012:
Revenues	$63,960	$56,409	$67,132	$70,922
Operating income (loss)	39,923	28,221	(9,220)	8,509
Net income (loss)	35,941	22,238	(15,107)	3,446
Net income attributable to Memorial Production Partners LP	36,032	22,222	(15,199)	3,359
Net income allocated to previous owners	15,138	22,476	10,133	(1,454)
Net income (loss) noncontrolling interest	(91)	16	92	87
Limited partners’ interest in net income	20,873	(254)	(25,307)	4,809
Basic and diluted earnings per unit	0.94	(0.01)	(1.13)	0.19

As discussed in Note 1, we closed our IPO on December 14, 2011. The Partnership has consummated several common control acquisitions since completing its IPO in December 2011, as further discussed in Note 12, directly or indirectly from Memorial Resource and certain affiliates of NGP. The quarterly financial information presented above has been retrospectively revised for these common control transactions. See Notes 2 and 10 for additional information regarding earnings per unit.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Evaluated oil and natural gas properties (1)	$1,758,953	$1,545,402	$1,217,597
Unevaluated oil and natural gas properties	—	5,004	4,494
Accumulated depletion, depreciation, and amortization (1)	(417,617)	(265,710)	(187,022)

Total	$1,342,336	$1,284,696	$1,035,069

(1)	Amounts do not include costs for SPBPC and related support equipment.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Property acquisition costs, proved	$37,786	$278,246	$404,116
Exploration	—	42,430	40,034
Development (1)	145,830	62,472	62,411

Total	$183,616	$383,148	$506,561

(1)	Amounts do not include costs for SPBPC and related support equipment.

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

We engaged NSAI to prepare reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2013. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2013	2012	2011
Oil ($/Bbl):
West Texas Intermediate spot (1)	$93.42	$91.22	$92.75
NGL ($/Bbl):
West Texas Intermediate spot (1)	$93.42	$91.27	$93.19
Natural Gas ($/MMbtu):
Henry Hub spot (2)	$3.670	$2.757	$4.118

(1)	The weighted average West Texas Intermediate spot price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub spot price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables set forth estimates of the net reserves as of December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31, 2013
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	39,089	604,440	29,352	1,015,095
Extensions and discoveries	5,655	40,770	1,747	85,180
Purchase of minerals in place	119	16,294	258	18,554
Production	(1,764)	(35,924)	(1,632)	(56,303)
Sales of minerals in place	—	—	—	—
Revision of previous estimates	(3,950)	(18,441)	(879)	(47,421)

End of year	39,149	607,139	28,846	1,015,105

Proved developed reserves:
Beginning of year	24,515	376,932	15,947	619,704
End of year	22,265	387,548	15,959	616,893
Proved undeveloped reserves:
Beginning of year	14,574	227,508	13,405	395,391
End of year	16,884	219,591	12,887	398,212

	Year Ended December 31, 2012
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	27,150	579,751	15,045	832,913
Extensions and discoveries	7,501	19,869	1,053	71,192
Purchase of minerals in place	11,336	113,617	7,095	224,202
Production	(1,519)	(29,744)	(745)	(43,329)
Sales of minerals in place	(4,214)	(4,214)	—	(29,499)
Revision of previous estimates	(1,165)	(74,839)	6,904	(40,384)

End of year	39,089	604,440	29,352	1,015,095

Proved developed reserves:
Beginning of year	19,332	413,431	10,015	589,504
End of year	24,515	376,932	15,947	619,704
Proved undeveloped reserves:
Beginning of year	7,818	166,320	5,030	243,409
End of year	14,574	227,508	13,405	395,391

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent (MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	16,280	291,074	1,326	396,708
Extensions and discoveries	1,739	55,454	2,371	80,120
Purchase of minerals in place	7,518	269,653	10,142	376,580
Production	(1,112)	(25,829)	(375)	(34,755)
Reserves retained by our predecessor	(23)	(3,198)	—	(3,335)
Sales of minerals in place	(1)	(132)	—	(138)
Revision of previous estimates	2,749	(7,271)	1,581	17,733

End of year	27,150	579,751	15,045	832,913

Proved developed reserves:
Beginning of year	12,967	214,916	992	298,671
End of year	19,332	413,431	10,015	589,504
Proved undeveloped reserves:
Beginning of year	3,313	76,158	334	98,037
End of year	7,818	166,320	5,030	243,409

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

We acquired 224.2 Bcfe in multiple acquisitions during the year ended December 31, 2012, the largest being the Goodrich Acquisition of 148.9 Bcfe. Stanolind acquired 43.6 Bcfe through multiple acquisitions, the largest being the Menemsha Acquisition of 23.9 Bcfe. During the year ended December 31, 2012, Propel divested 19.0 Bcfe of offshore Louisiana oil and gas properties to an NGP controlled entity.

•	Our predecessor and the previous owners together acquired 376.6 Bcfe in multiple acquisitions, the largest being the Carthage Properties of 277.7 Bcfe, during the year ended December 31, 2011.

See Note 3 for additional information on acquisitions and divestitures.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Future cash inflows	$6,892,150	$6,511,776	$5,747,123
Future production costs	(2,719,024)	(2,258,554)	(1,920,497)
Future development costs	(685,858)	(620,944)	(432,144)
Future income tax expense (1)	—	—	(4,420)

Future net cash flows for estimated timing of cash flows	3,487,268	3,632,278	3,390,062
10% annual discount for estimated timing of cash flows	(1,879,156)	(2,042,362)	(1,890,648)

Standardized measure of discounted future net cash flows	$1,608,112	$1,589,916	$1,499,414

(1)

We are subject to the Texas franchise tax which has a maximum effective rate of 0.7% of gross income apportioned to Texas. Due to immateriality we have excluded the impact of this tax for the years ended December 31, 2013 and 2012.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning of year	$1,589,916	$1,499,414	$596,696
Sale of oil and natural gas produced, net of production costs	(234,520)	(160,023)	(153,621)
Purchase of minerals in place	23,160	375,953	565,760
Sale of minerals in place	—	(154,963)	(282)
Reserves retained by predecessor	—	—	(1,940)
Extensions and discoveries	136,423	265,108	114,482
Changes in income taxes, net	—	1,947	(1,947)
Changes in prices and costs	(74,395)	(331,760)	197,939
Previously estimated development costs incurred	174,490	66,360	4,721
Net changes in future development costs	(74,867)	(1,140)	(17,054)
Revisions of previous quantities	(141,122)	(90,587)	99,514
Accretion of discount	158,991	150,136	80,999
Change in production rates and other	50,036	(30,529)	14,147

End of year	$1,608,112	$1,589,916	$1,499,414

Note 17. Subsequent Event

Definitive Agreement to Acquire Certain Oil and Natural Gas Properties

On March 4, 2014, we announced the entry into a definitive agreement to acquire certain oil and natural gas producing properties in East Texas from an operating subsidiary of Memorial Resource for a purchase price of $35.0 million, subject to customary purchase price adjustments. The transaction is expected to close on or about April 1, 2014 and will be financed with borrowings under our revolving credit facility. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee. The acquired properties primarily represent additional working interests in wells currently owned by MEMP and located primarily in Polk and Tyler Counties in the Double A Field of East Texas, as well as the Sunflower, Segno and Sugar Creek Fields.