Form 10-K/A
period 2013-12-31
Memorial Production Partners LP
filed 2014-05-06
CIK 1521847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 001-35364

MEMORIAL PRODUCTION PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0726667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 McKinney, Suite 2100, Houston, TX	77010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 588-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

Memorial Production Partners LP (the “Partnership”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (“Amendment No. 1”) to amend the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to revise the Summary Compensation Table in Part III, Item 11 of the Original Form 10-K to correct arithmetical errors in the “Bonus” and “Total” columns of the Summary Compensation Table. These columns were understated in the aggregate by approximately $0.5 million. The supplemental “All Other Compensation” table has been also revised to include amounts for the year ended December 31, 2012.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to include the currently dated certifications of the principal executive officer and principal financial officer of the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of such principal executive officer and principal financial officer are filed with this Amendment No. 1 as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Partnership is not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Partnership’s filings with the SEC subsequent to the Original Form 10-K.

PART III

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

The board of directors of our general partner determines any awards made under our LTIP. With regard to the awards made during 2013, the board of directors took a number of factors into account, including:

•	the financial and operational performance of the Partnership for 2012 through May 2013 (including significant increases in proved reserves, average daily production and Adjusted EBITDA);

•	the significant number of transactions completed by the Partnership in 2012 through May 2013 (including six acquisitions and two public equity offerings);

•	the significant demand in Houston and worldwide for experienced oil and gas executives;

•	the significant demand in Houston and elsewhere for experienced MLP executives;

•	information gathered by the board of directors regarding compensation paid to executives at other MLPs and other public oil and gas production companies; and

•	the board of directors’ impression of the performance of the individual executives.

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

Name and Position	Year (3)	Salary	Bonus	Equity Awards (4)	All Other Compensation (5)	Total
John A. Weinzierl (Chief Executive Officer and Chairman) (1)	2013	$83,152	$285,313	$2,249,996	$320,292	$2,938,753
	2012	16,000	—	2,500,735	195,039	2,711,774
	2011	1,267	—	—	—	1,267

Andrew J. Cozby (Vice President and Chief Financial Officer)	2013	$110,869	$142,656	$1,207,885	$137,175	$1,598,585
	2012	40,000	23,738	703,661	51,197	818,596
	2011	3,168	21,823	—	—	24,991

Larry R. Forney (Vice President and Chief Operating Officer)	2013	$110,869	$142,656	$1,231,255	$125,215	$1,609,995
	2012	40,000	20,000	508,088	35,882	603,970
	2011	3,168	11,040	—	—	14,208

Kyle N. Roane (Vice President, General Counsel and Corporate Secretary) (2)	2013	$110,869	$71,328	$815,625	$61,570	$1,059,392

Gregory M. Robbins (Vice President, Corporate Development)	2013	$110,869	$71,328	$812,509	$70,557	$1,065,263
	2012	32,000	8,000	192,238	16,289	248,527
	2011	2,534	8,023	—	—	10,557

(1)	Mr. Weinzierl also served as President from April 2011 until January 2014.
(2)	Mr. Roane became a named executive officer in 2013. Mr. Roane was appointed Vice President, General Counsel and Corporate Secretary in January 2014.
(3)	In fiscal 2011, none of our general partner’s named executive officers devoted a significant portion of their time to our business. The portion of our general partner’s named executive officers’ salaries and bonuses incurred by Memorial Resource that was allocated to us was based on a reserve basis methodology for the period beginning on December 14, 2011, the date of the closing of our initial public offering, and ending on December 31, 2011.
(4)	Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”
(5)	Amounts include (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on LTIP awards, (iii) the dollar value of life insurance premiums paid on behalf of the officer and (iv) the dollar value of short and long term disability insurance premiums paid on behalf the officer.

The following supplemental table presents the components of “All Other Compensation” for each named executive officer for the years ended December 31, 2013 and 2012:

Name	Year	Quarterly Distributions Paid On LTIP Awards	Other	Total All Other Compensation
John A. Weinzierl	2013	$316,564	$3,728	$320,292
	2012	193,690	1,349	195,039

Andrew J. Cozby	2013	$129,419	$7,756	$137,175
	2012	48,408	2,789	51,197

Larry R. Forney	2013	$117,459	$7,756	$125,215
	2012	33,093	2,789	35,882

Kyle N. Roane	2013	$55,786	$5,784	$61,570

Gregory M. Robbins	2013	$62,801	$7,756	$70,557
	2012	13,554	2,735	16,289

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers in 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Equity Awards: Number of Restricted Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit and Option Awards (2)
John A. Weinzierl	5/31/13	—	—	—	—	—	—	119,617	—	—	2,249,996

Andrew J. Cozby	1/9/13	—	—	—	—	—	—	430	—	—	7,882
	5/31/13	—	—	—	—	—	—	63,796	—	—	1,200,003

Larry R. Forney	1/9/13	—	—	—	—	—	—	1,705	—	—	31,252
	5/31/13	—	—	—	—	—	—	63,796	—	—	1,200,003

Kyle N. Roane	1/9/13	—	—	—	—	—	—	852	—	—	15,617
	5/31/13	—	—	—	—	—	—	42,531	—	—	800,008

Gregory M. Robbins	1/9/13	—	—	—	—	—	—	682	—	—	12,501
	5/31/13	—	—	—	—	—	—	42,531	—	—	800,008

(1)	Represents the amount of restricted common units awarded to our named executive officers under the LTIP, none of which are tied to performance based criteria.
(2)	Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013.

Name	Vesting Date (1)	Restricted Common Unit Awards
		Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (2)
John A. Weinzierl	Various	209,647	$4,599,655
Andrew J. Cozby	Various	90,416	1,983,727
Larry R. Forney	Various	84,673	1,857,726
Kyle N. Roane	Various	47,786	1,026,485
Gregory M. Robbins	Various	50,321	1,104,043

(1)	One-third vests on the first, second, and third anniversaries of each date of grant. Of the 481,843 non-vested restricted common unit awards presented in the table, approximately 184,932 vest in both 2014 and 2015 and 111,978 vest in 2016. There were 57,013 restricted common units that vested on January 9, 2014.
(2)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2013 of $21.94 per unit.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to equity-based awards held by our named executive officers, which vested in 2013.

Name	Vesting Date (1)	Restricted Common Unit Awards
		Number of Units That Have Vested (#) (2)	Unit Price on Vesting Date	Market Value of Units That Have Vested ($) (3)
John A. Weinzierl	1/9/2013	43,070	$18.33	$789,473
	5/31/2013	1,945	$18.81	$36,585

Andrew J. Cozby	1/9/2013	7,018	$18.33	$128,640
	5/31/2013	6,078	$18.81	$114,327

Larry R. Forney	1/9/2013	3,509	$18.33	$64,320
	5/31/2013	6,078	$18.81	$114,327

Kyle N. Roane	5/31/2013	1,702	$18.81	$32,015

Gregory M. Robbins	1/9/2013	2,193	$18.33	$40,198
	5/31/2013	1,362	$18.81	$25,619

(1)	One-third vests on the first, second, and third anniversaries of each date of grant. There were 57,013 restricted common units that vested on January 9, 2014.
(2)	Represents gross vesting amounts prior to any units withheld for taxes.
(3)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units on the respective vesting date.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number		Description

2.1##	—	Purchase and Sale Agreement, dated as of September 18, 2012, by and among Memorial Production Operating LLC, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012).

2.2##	—	Purchase and Sale Agreement, dated as of November 19, 2012, by and among Memorial Production Operating LLC and Rise Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 20, 2012).

2.3##	—	Purchase and Sale Agreement, dated as of March 18, 2013, among Memorial Resource Development LLC, Tanos Energy, LLC, WildHorse Resources, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 19, 2013).

2.4##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Boaz Energy Partners, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.5##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Crown Energy Partners Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.6##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Propel Energy, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.7##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Stanolind Oil and Gas LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.8##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Memorial Resource Development LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

3.1	—	Certificate of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.2	—	First Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

3.3	—	Certificate of Formation of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.4	—	Second Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

4.1#	—	Form of Restricted Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 (File No. 333-178493) filed on December 14, 2011).

4.2	—	Indenture, dated April 17, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

4.3	—	First Supplemental Indenture, dated as of October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2013).

4.4	—	Registration Rights Agreement, dated October 10, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 001-35364) filed on October 10, 2013).

10.1	—	Omnibus Agreement, dated as of December 14, 2011, by and among Memorial Production Partners LP, Memorial Production Partners GP LLC and Memorial Resource Development LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.2	—	Credit Agreement, dated as of December 14, 2011, among Memorial Production Operating LLC, as borrower, Memorial Production Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, BNP Paribas, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011), as amended by First Amendment to Credit Agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 15, 2012), as further amended by Second Amendment to Credit Agreement, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012), as further amended by Third Amendment to Credit Agreement, dated as of December 3, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 4, 2012), as further amended by Fourth Amendment to Credit Agreement and First Amendment to Guaranty Agreement, dated as of March 8, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 10, 2013), as further amended by Fifth Amendment to Credit Agreement, dated as of March 19, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 21, 2013), and as further amended by Sixth Amendment to Credit Agreement, dated as of September 26, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 1, 2013).

10.3	—	Contribution, Conveyance and Assumption Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, BlueStone Natural Resource Holdings, LLC, BlueStone Natural Resources, LLC, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.4	—	Purchase and Sale Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, Classic Hydrocarbons Holdings, L.P., Classic Hydrocarbons Operating, LLC, Craton Energy Holdings III, LP, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.5	—	Contribution, Conveyance and Assumption Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, WHT Energy Partners LLC, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.6#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.7	—	Purchase Agreement, dated April 12, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

10.8	—	Purchase Agreement, dated May 20, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as the initial purchaser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 23, 2013).

10.9	—	Purchase Agreement, dated October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 10, 2013).

21.1	—	List of Subsidiaries of Memorial Production Partners LP (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

23.1	—	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

23.2	—	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

31.3*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.4*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

99.1	—	Report of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.CAL	—	XBRL Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.DEF	—	XBRL Definition Linkbase Document (previously furnished as Exhibit 101.DEF to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to Annual Report on Form10-K (File No. 001-35364) filed on March 7, 2014).

101.LAB	—	XBRL Labels Linkbase Document (previously furnished as Exhibit 101.LAB to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.PRE	—	XBRL Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.SCH	—	XBRL Schema Document (previously furnished as Exhibit 101.SCH to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

*	Filed as an exhibit to this Annual Report on Form 10-K/A.

#	Management contract or compensatory plan or arrangement.

##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP (Registrant)

		By:	Memorial Production Partners GP LLC, its general partner

Date:	May 6, 2014	By:	/s/ Andrew J. Cozby
Andrew J. Cozby
Vice President and Chief Financial Officer of Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description

2.1##	—	Purchase and Sale Agreement, dated as of September 18, 2012, by and among Memorial Production Operating LLC, Goodrich Petroleum Company, L.L.C. and Goodrich Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012).

2.2##	—	Purchase and Sale Agreement, dated as of November 19, 2012, by and among Memorial Production Operating LLC and Rise Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 20, 2012).

2.3##	—	Purchase and Sale Agreement, dated as of March 18, 2013, among Memorial Resource Development LLC, Tanos Energy, LLC, WildHorse Resources, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 19, 2013).

2.4##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Boaz Energy Partners, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.5##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Crown Energy Partners Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.6##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Propel Energy, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.7##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Stanolind Oil and Gas LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

2.8##	—	Purchase and Sale Agreement, dated as of July 15, 2013, between Memorial Resource Development LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K (File No. 001-35364) filed on July 16, 2013).

3.1	—	Certificate of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.2	—	First Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

3.3	—	Certificate of Formation of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.4	—	Second Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

4.1#	—	Form of Restricted Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 (File No. 333-178493) filed on December 14, 2011).

1

4.2	—	Indenture, dated April 17, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

4.3	—	First Supplemental Indenture, dated as of October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2013).

4.4	—	Registration Rights Agreement, dated October 10, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 001-35364) filed on October 10, 2013).

10.1	—	Omnibus Agreement, dated as of December 14, 2011, by and among Memorial Production Partners LP, Memorial Production Partners GP LLC and Memorial Resource Development LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.2	—	Credit Agreement, dated as of December 14, 2011, among Memorial Production Operating LLC, as borrower, Memorial Production Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, BNP Paribas, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011), as amended by First Amendment to Credit Agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 15, 2012), as further amended by Second Amendment to Credit Agreement, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012), as further amended by Third Amendment to Credit Agreement, dated as of December 3, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 4, 2012), as further amended by Fourth Amendment to Credit Agreement and First Amendment to Guaranty Agreement, dated as of March 8, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 10, 2013), as further amended by Fifth Amendment to Credit Agreement, dated as of March 19, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 21, 2013), and as further amended by Sixth Amendment to Credit Agreement, dated as of September 26, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 1, 2013).

10.3	—	Contribution, Conveyance and Assumption Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, BlueStone Natural Resource Holdings, LLC, BlueStone Natural Resources, LLC, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.4	—	Purchase and Sale Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, Classic Hydrocarbons Holdings, L.P., Classic Hydrocarbons Operating, LLC, Craton Energy Holdings III, LP, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

2

10.5	—	Contribution, Conveyance and Assumption Agreement, dated as of December 14, 2011, by and among Memorial Resource Development LLC, WHT Energy Partners LLC, Memorial Production Partners GP LLC, Memorial Production Partners LP and Memorial Production Operating LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.6#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.7	—	Purchase Agreement, dated April 12, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

10.8	—	Purchase Agreement, dated May 20, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as the initial purchaser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 23, 2013).

10.9	—	Purchase Agreement, dated October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 10, 2013).

21.1	—	List of Subsidiaries of Memorial Production Partners LP (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

23.1	—	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

23.2	—	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

31.3*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.4*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

99.1	—	Report of Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.CAL	—	XBRL Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.DEF	—	XBRL Definition Linkbase Document (previously furnished as Exhibit 101.DEF to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

3

101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to Annual Report on Form10-K (File No. 001-35364) filed on March 7, 2014).

101.LAB	—	XBRL Labels Linkbase Document (previously furnished as Exhibit 101.LAB to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.PRE	—	XBRL Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

101.SCH	—	XBRL Schema Document (previously furnished as Exhibit 101.SCH to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

*	Filed as an exhibit to this Annual Report on Form 10-K/A.

#	Management contract or compensatory plan or arrangement.

##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

4