Form 10-Q
period 2014-03-31
Memorial Production Partners LP
filed 2014-05-07
CIK 1521847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 55,889,180 common units, 5,360,912 subordinated units and 61,313 general partner units outstanding.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless we indicate otherwise:

•	“Memorial Production Partners,” “the Partnership,” “we,” “our,” “us” or like terms refer to Memorial Production Partners LP individually and collectively with its subsidiaries, as the context requires;

•	“our general partner” refers to Memorial Production Partners GP LLC, our general partner;

•	“Memorial Resource” refers collectively to Memorial Resource Development LLC and its subsidiaries other than the Partnership;

•	“Cinco Group” refers to (i) certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies owned by: (a) Boaz Energy, LLC (“Boaz”), (b) Crown Energy Partners, LLC (“Crown”), (c) the Crown net profits overriding royalty interest and overriding royalty interest (“Crown NPI/ORRI”), (d) Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), (e) Stanolind Oil and Gas SPV LLC (“Stanolind SPV”), (f) Tanos Energy, LLC (“Tanos”), together with its wholly-owned subsidiaries, and (g) Prospect Energy, LLC (“Prospect”) and (ii) certain oil and natural gas properties in Jackson County, Texas (the “MRD Assets”) owned by Memorial Resource. The Partnership acquired substantially all of the Cinco Group on October 1, 2013 from: (x) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which are primarily owned by two of the Funds (defined below) and (y) Memorial Resource;

•	“the previous owners” for accounting and financial reporting purposes refers collectively to (a) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC (“WHT”) from February 2, 2011 (inception) through the date of acquisition and (b) the Cinco Group;

•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.;

•	“OLLC” refers to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties;

•	“Finance Corp.” refers to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto; and

•	“NGP” refers to Natural Gas Partners. The Funds, which are three of the private equity funds managed by NGP, collectively own 100% of Memorial Resource.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,735	$13,139
Accounts receivable:
Oil and natural gas sales	34,514	31,132
Joint interest owners and other	8,803	4,634
Affiliates	2,920	4,473
Short-term derivative instruments	1,553	7,600
Prepaid expenses and other current assets	11,033	9,146

Total current assets	60,558	70,124
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	1,995,310	1,764,468
Other	2,919	2,900
Accumulated depreciation, depletion and impairment	(445,438)	(418,688)

Oil and natural gas properties, net	1,552,791	1,348,680
Long-term derivative instruments	26,330	42,657
Restricted investments	74,211	73,385
Other long–term assets	16,843	17,461

Total assets	$1,730,733	$1,552,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,841	$8,566
Accounts payable – affiliates	1,709	474
Revenues payable	19,113	16,291
Accrued liabilities	64,788	39,847
Short-term derivative instruments	19,832	7,996

Total current liabilities	113,283	73,174
Long-term debt (Note 8)	988,435	792,067
Asset retirement obligations	101,475	99,619
Long-term derivative instruments	10,646	5,875
Other long-term liabilities	3,814	1,956

Total liabilities	1,217,653	972,691
Commitments and contingencies (Note 13)
Equity:
Partners’ equity (deficit):
Common units (55,889,180 units outstanding at March 31, 2014 and 55,877,831 units outstanding at December 31, 2013)	521,487	582,075
Subordinated units (5,360,912 units outstanding at March 31, 2014 and December 31, 2013)	(14,650)	(8,715)
General partner (61,313 units outstanding at March 31, 2014 and 61,300 units outstanding at December 31, 2013)	660	728

Total partners’ equity	507,497	574,088
Noncontrolling interests	5,583	5,528

Total equity	513,080	579,616

Total liabilities and equity	$1,730,733	$1,552,307

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2014	2013*
Revenues:
Oil & natural gas sales	$100,299	$67,588
Pipeline tariff income and other	678	514

Total revenues	$100,977	$68,102

Costs and expenses:
Lease operating	27,988	21,371
Pipeline operating	489	470
Exploration	6	227
Production and ad valorem taxes	5,584	3,880
Depreciation, depletion, and amortization	26,745	20,391
General and administrative	9,958	7,313
Accretion of asset retirement obligations	1,357	1,145
(Gain) loss on commodity derivative instruments	46,766	13,069
(Gain) loss on sale of properties	—	(1,983)
Other, net	(12)	(26)

Total costs and expenses	118,881	65,857

Operating income (loss)	(17,904)	2,245
Other income (expense):
Interest expense, net	(16,078)	(6,542)

Total other income (expense)	(16,078)	(6,542)

Income (loss) before income taxes	(33,982)	(4,297)
Income tax benefit (expense)	(75)	—

Net income (loss)	(34,057)	(4,297)
Net income (loss) attributable to noncontrolling interest	55	(4)

Net income (loss) attributable to Memorial Production Partners LP	$(34,112)	$(4,293)

Limited partners’ interest in net income (loss):
Net loss attributable to Memorial Production Partners LP	$(34,112)	$(4,293)
Net (income) loss allocated to previous owners	—	(729)
Net (income) loss allocated to general partner	14	5
Net (income) loss allocated to NGP IDRs	(20)	—

Limited partners’ interest in net income (loss)	$(34,118)	$(5,017)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(0.56)	$(0.14)

Weighted average limited partner units outstanding:
Basic and diluted	61,251	35,054

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Three months Ended March 31,
	2014	2013*
Cash flows from operating activities:
Net income (loss)	$(34,057)	$(4,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	26,745	20,391
(Gain) loss on derivatives	47,081	13,076
Cash settlements (paid) received on derivative instruments	(8,100)	6,487
Amortization of deferred financing costs	839	2,152
Accretion of senior notes net discount	367	—
Accretion of asset retirement obligations	1,357	1,145
Amortization of equity awards	1,295	422
Gain on sale of properties	—	(1,983)
Exploration costs	—	95
Changes in operating assets and liabilities:
Accounts receivable	(907)	2,927
Prepaid expenses and other assets	(1,840)	856
Payables and accrued liabilities	13,393	681
Other	1,850	(181)

Net cash provided by operating activities	48,023	41,771
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(173,000)	(6,310)
Additions to oil and gas properties	(47,571)	(42,330)
Additions to restricted investments	(826)	(1,281)
Additions to other property and equipment	—	(69)
Proceeds from the sale of oil and natural gas properties	—	2,169
Other	—	285

Net cash used in investing activities	(221,397)	(47,536)
Cash flows from financing activities:
Advances on revolving credit facilities	235,000	230,250
Payments on revolving credit facilities	(39,000)	(301,397)
Deferred financing costs	(267)	(1,670)
Capital contributions from previous owners	—	151
Proceeds from general partner contribution	—	180
Proceeds from the issuance of common units	—	179,371
Costs incurred in conjunction with issuance of common units	—	(7,050)
Distributions to partners	(33,763)	(17,424)
Distribution to Memorial Resource (see Note 1)	—	(55,419)
Distributions made by previous owners	—	(717)

Net cash provided by financing activities	161,970	26,275
Net change in cash and cash equivalents	(11,404)	20,510
Cash and cash equivalents, beginning of period	13,139	24,440

Cash and cash equivalents, end of period	$1,735	$44,950

Supplemental cash flows:
Cash paid for interest	$1,421	$5,074
Change in capital expenditures in payables and accrued liabilities	13,369	4,461
Accounts receivable related to Eagle Ford Acquisition	3,879	—

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner’s Equity (Deficit)
	Limited Partners		General	NGP	Noncontrolling
	Common	Subordinated	Partner	IDRs	Interest	Total
Balance, December 31, 2013	$582,075	$(8,715)	$728	$—	$5,528	$579,616
Net income (loss)	(31,132)	(2,986)	(14)	20	55	(34,057)
Amortization of equity awards	1,295	—	—	—	—	1,295
Distributions	(30,740)	(2,949)	(54)	(20)	—	(33,763)
Other	(11)	—	—	—	—	(11)

Balance, March 31, 2014	$521,487	$(14,650)	$660	$—	$5,583	$513,080

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our business activities are conducted through Memorial Production Operating LLC (“OLLC”), our wholly owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming, New Mexico, and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells (often referred to as wellbore assignments).

Memorial Production Finance Corporation (“Finance Corp.”), our wholly-owned subsidiary, has no material assets or any liabilities other than as a co-issuer of our debt securities and as a guarantor of certain of our other indebtedness. Its activities will be limited to co-issuing our debt securities and engaging in other activities incidental thereto.

Memorial Resource is a Delaware limited liability company owned and formed by Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P. (collectively, the “Funds”) to own, acquire, exploit and develop oil and natural gas properties and to own our general partner. Memorial Resource provides management, administrative, and operations personnel to us and our general partner under an omnibus agreement (see Note 12). The Funds are private equity funds managed by Natural Gas Partners (“NGP”). The Funds collectively indirectly own 50% of our incentive distribution rights (“IDRs”). The remaining IDRs are owned by our general partner.

References to “the previous owners” for accounting and financial reporting purposes refer collectively to: (i) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC (“WHT”) from February 2, 2011 (inception) through the date of acquisition, and (ii) certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies that the Partnership acquired through equity and asset transactions on October 1, 2013, which we refer to collectively as the “Cinco Group acquisition,” from Memorial Resource and certain affiliates of NGP.

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

Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our 2013 Form 10-K.

Current Liabilities – Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2014	2013
Accrued capital expenditures	$29,562	$16,193
Accrued lease operating expense	6,537	10,666
Accrued general and administrative expenses	834	1,547
Accrued ad valorem taxes	2,701	1,531
Accrued interest payable(1)	22,255	8,931
Environmental liability	1,437	437
Other	1,462	542

	$64,788	$39,847

(1)	Increase in accrued interest payable primarily due to issuances of Senior Notes (see Note 8).

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements

Reporting Discontinued Operations. In April 2014, the FASB issued an accounting standards update that changes the criteria for determining when disposals can be presented as discontinued operations and modifies discontinued operations disclosures. The new guidance now defines a “discontinued operation” as (i) a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results” or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. We will adopt this guidance and apply the disclosure requirements prospectively beginning on January 1, 2015.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

Note 3. Acquisitions and Divestitures

Related Party Acquisitions. See Note 12 for further information regarding related party acquisitions that have been accounted for as transactions between entities under common control that impact the basis of presentation for the periods presented.

Third Party Acquisition. In March 2014, we closed a transaction to acquire certain oil and natural gas producing properties from a third party in the Eagle Ford for approximately $169.1 million, including estimated customary post-closing adjustments (the “Eagle Ford Acquisition”). In addition, we acquired a 30% interest in the seller’s Eagle Ford leasehold. The following table summarizes the preliminary fair value assessment of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Eagle Ford Acquisition
Oil and gas properties	$169,656
Asset retirement obligations	(285)
Accrued liabilities	(250)

Total identifiable net assets	$169,121

Acquisition-related costs. Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended March 31,
2014	2013
$1,894	$215

The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2014 and 2013 as though the Eagle Ford Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per unit amounts)
Revenues	$110,243	$80,860
Net income (loss)	(29,848)	2,113
Basic and diluted earnings per unit	(0.49)	0.04

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Previous Owners’ Divestitures

On January 1, 2013, Tanos sold a natural gas gathering pipeline located in East Texas, which it had originally acquired in April 2010, to a privately held gas transportation company for a minimum of $1.5 million. The maximum allowable additional proceeds are $2.0 million. The contingent consideration is based on the natural gas pipeline servicing any new wells that Tanos drills in the area over the following three years. The contingent consideration portion of an arrangement is recorded when the consideration is determined to be realizable.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2014 and December 31, 2013. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2014 and December 31, 2013 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$66,686	$—	$66,686
Interest rate derivatives	—	61	—	61

Total assets		66,747		66,747

Liabilities:
Commodity derivatives	$—	$65,132	$—	$65,132
Interest rate derivatives	—	4,210	—	4,210

Total liabilities	$—	$69,342	$—	$69,342

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$95,926	$—	$95,926
Interest rate derivatives	—	872	—	872

Total assets	$—	$96,798	$—	$96,798

Liabilities:
Commodity derivatives	$—	$55,576	$—	$55,576
Interest rate derivatives	—	4,836	—	4,836

Total liabilities	$—	$60,412	$—	$60,412

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

We did not have any impairment charges for the three months ended March 31, 2014 and 2013, respectively.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $19.0 million against amounts outstanding under our revolving credit facility at March 31, 2014. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to Inter-Continental Exchange (“ICE”) Brent and California Midway-Sunset. Our NGL derivative contracts are indexed to OPIS Mont Belvieu. At March 31, 2014, we had the following open commodity positions:

	Remaining 2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,641,206	2,405,278	2,492,442	2,300,067	2,060,000	1,814,583
Weighted-average fixed price	$4.33	$4.28	$4.41	$4.31	$4.52	$4.77
Collar contracts:
Average Monthly Volume (MMBtu)	340,000	350,000	—	—	—	—
Weighted-average floor price	$4.95	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$6.19	$5.80	$—	$—	$—	$—
Call spreads (1):
Average Monthly Volume (MMBtu)	120,000	80,000	—	—	—	—
Weighted-average sold strike price	$5.11	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.38	$6.75	$—	$—	$—	$—
Basis swaps:
Average Monthly Volume (MMBtu)	2,888,889	—	—	—	—	—
Spread	$(0.09)	$—	$—	$—	$—	$—
Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	174,308	194,281	180,313	166,600	152,000	40,000
Weighted-average fixed price	$95.95	$91.90	$86.05	$84.74	$84.59	$85.00
Collar contracts:
Average Monthly Volume (Bbls)	23,000	5,000	—	—	—	—
Weighted-average floor price	$82.83	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$105.31	$94.00	$—	$—	$—	$—
Basis swaps:
Average Monthly Volume (Bbls)	93,667	57,500	—	—	—	—
Spread	$(4.57)	$(9.73)	$—	$—	$—	$—
NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	136,200	112,800	—	—	—	—
Weighted-average fixed price	$36.33	$35.04	$—	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At March 31, 2014, we had the following interest rate swap open positions:

	Remaining 2014	2015	2016
Average Monthly Notional (in thousands)	$214,778	$280,833	$150,000
Weighted-average fixed rate	1.316%	1.416%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2014 and December 31, 2013. There was no cash collateral received or pledged associated with our derivative instruments since each of the counterparties, or certain of their affiliates, to our derivative contracts is a lender under our credit agreement.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2014	2013	2014	2013
		(In thousands)
Commodity contracts	Short-term derivative instruments	$8,839	$18,578	$24,422	$17,120
Interest rate swaps	Short-term derivative instruments	—	845	2,696	2,699

Gross fair value		8,839	19,423	27,118	19,819
Netting arrangements	Short-term derivative instruments	(7,286)	(11,823)	(7,286)	(11,823)

Net recorded fair value	Short-term derivative instruments	$1,553	$7,600	$19,832	$7,996

Commodity contracts	Long-term derivative instruments	$57,847	$77,348	$40,710	$38,456
Interest rate swaps	Long-term derivative instruments	61	27	1,514	2,137

Gross fair value		57,908	77,375	42,224	40,593
Netting arrangements	Long-term derivative instruments	(31,578)	(34,718)	(31,578)	(34,718)

Net recorded fair value	Long-term derivative instruments	$26,330	$42,657	$10,646	$5,875

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes and neither did the previous owners. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the three months ended March 31, 2014 and 2013 (in thousands):

	Statements of	For the Three Months Ended March 31,
	Operations Location	2014	2013
Commodity derivative contracts	(Gain) loss on commodity derivatives	$46,766	$13,069
Interest rate derivatives	Interest expense, net	315	7

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2014 (in thousands):

Asset retirement obligations at beginning of period	$99,619
Liabilities added from acquisitions or drilling	433
Revisions	66
Accretion expense	1,357

Asset retirement obligations at end of period	$101,475

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. The components of the restricted investment balance consisted of the following at the dates indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)
BOEM platform abandonment (See Note 13)	$67,134	$66,373
BOEM lease bonds	794	794
SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,371	2,306
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100

Restricted investments	$74,211	$73,385

Note 8. Long Term Debt

The following table presents our consolidated and combined debt obligations at the dates indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$299,000	$103,000
7.625% senior notes, fixed-rate, due May 1, 2021 (1)	700,000	700,000
Unamortized discounts	(10,565)	(10,933)

Total long-term debt	$988,435	$792,067

(1)	The estimated fair value of our fixed-rate debt was $743.8 million and $721.0 million at March 31, 2014 and December 31, 2013, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for each credit facility was the following at the dates indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$845,000	$845,000

In April 2014, the borrowing base was redetermined and increased to $870.0 million.

OLLC Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility, which is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

7.625% Senior Notes

On April 17, 2013, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $300.0 million aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes were issued at 98.521% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. On May 23, 2013, the Issuers issued an additional $100.0 million aggregate principal amount of the Senior Notes at 102.0% of par. On October 10, 2013, the Issuers issued an additional $300.0 million aggregate principal amount of the Senior Notes at 97.0% of par. The Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes are governed by an indenture. The Senior Notes are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the Senior Notes upon a change of control. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers, all outstanding Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
OLLC revolving credit facility	2.01%	2.86%
WHT revolving credit facility	n/a	2.27%
Stanolind revolving credit facility	n/a	3.37%
Boaz revolving credit facility	n/a	3.54%
Crown revolving credit facility	n/a	3.35%
Tanos revolving credit facility	n/a	3.10%
Propel Energy revolving credit facility	n/a	3.24%

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated and combined debt obligations were as follows at the dates indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$5,199	$5,413
Senior Notes (1)	14,696	15,053

(1)	Unamortized deferred financing costs are amortized using the straight line method which approximates the effective interest method.

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

	OLLC Revolving Credit Facility	Previous Owner Revolving Credit Facility	Total
For the Three months Ended March 31, 2014:
Advances on revolving credit facility	$235,000	$—	$235,000
Payments on revolving credit facility	(39,000)	—	(39,000)
For the Three months Ended March 31, 2013:
Advances on revolving credit facility	$216,000	$14,250	$230,250
Payments on revolving credit facility	(179,000)	(122,397)	(301,397)

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2013:

	Common	Subordinated	General Partner
Balance December 31, 2013	55,877,831	5,360,912	61,300
Common units issued	—	—	—
Restricted common units issued	13,644	—	—
Restricted common units forfeited	(1,818)	—	—
Restricted common units repurchased (1)	(477)	—	—
General partner units issued	—	—	13

Balance March 31, 2014	55,889,180	5,360,912	61,313

(1)	Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were less than $0.1 million. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the three months ended March 31, 2014.

As of March 31, 2014, Memorial Resource owned 100% of the subordinated units. Memorial Resource owns 100% of our general partner, which owns 50% of our incentive distribution rights. The Funds collectively indirectly own 50% of our incentive distribution rights.

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner and the Funds. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control prior to their acquisition date is allocated to the previous owners.

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

Quarter	Declaration Date	Record Date	Payable Date	Amount Per Unit	Aggregate Distribution	Distribution Received by Memorial Resource
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0
4th Quarter 2013	January 27, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0
3rd Quarter 2013	October 22, 2013	November 1, 2013	November 12, 2013	$0.5500	$33.8	$6.9
2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4
4th Quarter 2012	January 15, 2013	February 1, 2013	February 13, 2013	$0.5075	$17.4	$6.3

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Memorial Production Partners LP	$(34,112)	$(4,293)
Less: Previous owners interest in net income (loss)	—	729
Less: General partner’s 0.1% interest in net income (loss)	(34)	(5)
Less: IDRs attributable to corresponding period	40	—

Net income (loss) available to limited partners	$(34,118)	$(5,017)

Weighted average limited partner units outstanding:
Common units	55,890	29,693
Subordinated units	5,361	5,361

Total	61,251	35,054

Basic and diluted EPU	$(0.56)	$(0.14)

The following sets forth the calculation of our supplemental EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Memorial Production Partners LP	$(34,112)	$(4,293)
Less: General partner’s 0.1% interest in net income (loss)	(34)	(5)
Less: IDRs attributable to corresponding period	40	—

Net income (loss) available to limited partners	$(34,118)	$(4,288)

Weighted average limited partner units outstanding:
Common units	55,890	29,693
Subordinated units	5,361	5,361

Total	61,251	35,054

Supplemental basic and diluted EPU	$(0.56)	$(0.12)

Note 11. Equity-based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (2)	13,644	$21.99
Forfeited	(1,818)	$18.81
Vested	(65,841)	$18.56

Restricted common units outstanding at March 31, 2014	652,912	$18.70

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2014 was $0.3 million based on a grant date market price of $21.99 per unit.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended March 31,
2014	2013
$ 1,295	$ 422

The unrecognized compensation cost associated with restricted common unit awards was $8.8 million at March 31, 2014. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.93 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain affiliates of NGP at March 31, 2014 and December 31, 2013 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

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

For the Three Months Ended March 31,
2014	2013
$ 4,848	$ 1,485

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

At March 31, 2014 and December 31, 2013, we had $3.3 million and $0.4 million of environmental reserves recorded on our balance sheets, respectively. During the three months ended March 31, 2014, we recorded $2.9 million of estimated environmental remediation expenses associated with our Permian and Wyoming oil and gas properties. These expenses are reflected as a component of lease operating expenses on our statement of operations. Environmental costs for remediation are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of March 31, 2014 (in thousands):

Investment	Amortized Cost
U.S. Bank Money Market Cash Equivalent	$129,728
Less: Outside working interest owners share	(62,594)

$67,134

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2014	$68,310
June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of March 31, 2014, the maximum remaining obligation net to REO’s interest was approximately $11.5 million.

Note 14. Subsequent Events

In April 2014, we acquired certain oil and natural gas properties in East Texas from WildHorse for approximately $33.9 million in cash consideration, including estimated customary post-closing adjustments. The acquired properties primarily represent working interests in wells currently owned by us and located in Polk and Tyler Counties in the Double A Field of East Texas. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee. This acquisition has an effective date of February 1, 2014 and was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method.

On May 5, 2014, we announced that we entered into a definitive purchase and sale agreement with Merit Energy Company, LLC and certain of its affiliates to acquire oil and natural gas liquids properties in Wyoming for an aggregate purchase price of approximately $935 million, subject to customary purchase price adjustments (the “Acquisition”). The Acquisition is subject to customary closing conditions and is expected to close in July 2014. The Acquisition has an effective date of April 1, 2014. The Partnership expects to finance the purchase price for the Acquisition initially with borrowings under its revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

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

Significant Recent Developments

In March 2014, we closed a transaction to acquire certain oil and natural gas producing properties from a third party in the Eagle Ford for approximately $169.1 million, including estimated customary post-closing adjustments (the “Eagle Ford Acquisition”). The properties are located in Karnes County, Texas and consist of approximately 15,200 gross (800 net) acres. The properties are 100% non-operated and include interests in 117 producing wells. In addition, we acquired a 30% interest in the seller’s Eagle Ford leasehold, which includes an interest in over 180 gross (9 net) PDNP and PUD locations.

In April 2014, we acquired certain oil and natural gas properties in East Texas from WildHorse for approximately $33.9 million in cash consideration, including estimated customary post-closing adjustments. The acquired properties primarily represent additional working interests in wells currently owned by us and located in Polk and Tyler Counties in the Double A Field of East Texas, as well as the Sunflower, Segno and Sugar Creek Fields. The acquired properties consist of 80 gross (26 net) wells located on 18,769 gross (5,744 net) acres. We will operate approximately 86% of the producing wells.

On May 5, 2014, we announced that we entered into a definitive purchase and sale agreement with Merit Energy Company, LLC and certain of its affiliates to acquire oil and natural gas liquids properties in Wyoming for an aggregate purchase price of approximately $935 million, subject to customary purchase price adjustments (the “Acquisition”). The Acquisition is subject to customary closing conditions and is expected to close in July 2014. The Acquisition has an effective date of April 1, 2014. The Partnership expects to finance the purchase price for the Acquisition initially with borrowings under its revolving credit facility.

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

It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options; however, from time to time the previous owners did enter into such agreements.

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

During the three months ended March 31, 2014, we recorded $2.9 million of estimated environmental remediation expenses associated with our Permian and Wyoming oil and gas properties. These expenses are reflected as a component of lease operating expenses on our statement of operations. Environmental costs for remediation are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.

General & Administrative Expenses

We and our general partner have entered into an omnibus agreement with Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. In January 2013, Memorial Resource began to allocate its indirect general and administrative costs based on our relative production in comparison to Memorial Resource’s production, which it believes more accurately reflects the cost incurred to provide services to us. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf.

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

	For the Three Months Ended March 31,
	2014	2013
Calculation of Adjusted EBITDA:
Net income (loss)	$(34,057)	$(4,297)
Interest expense, net	16,078	6,542
Income tax expense (benefit)	75	—
DD&A	26,745	20,391
Accretion of AROs	1,357	1,145
(Gains) losses on commodity derivative instruments	46,766	13,069
Cash settlements received (paid) on commodity derivative instruments	(7,969)	7,117
Gain on sale of properties	—	(1,983)
Acquisition related costs	1,894	215
Unit-based compensation expense	1,295	422
Exploration costs	6	227
Provision for environmental remediation	2,852	—

Adjusted EBITDA	$55,042	$42,848

	For the Three Months Ended March 31,
	2014	2013
Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$48,023	$41,771
Changes in working capital	(12,496)	(4,283)
Interest expense, net	16,078	6,542
Gain (loss) on interest rate swaps	(315)	(7)
Cash settlements paid on interest rate derivative instruments	131	630
Amortization of deferred financing fees	(839)	(2,152)
Accretion of senior notes discount	(367)	—
Acquisition related expenses	1,894	215
Income tax expense (benefit) – current portion	75	—
Exploration costs	6	132
Provision for environmental remediation	2,852	—

Adjusted EBITDA	$55,042	$42,848

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2013 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2014 and 2013 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect (i) the WHT Properties acquired from Memorial Resource in March 2013 from February 2, 2011 (inception) through the date of acquisition and (ii) the Cinco Group acquisition. The results of operations for the three months ended March 31, 2013 have been recast for the Cinco Group acquisition which closed on October 1, 2013.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended March 31
	2014	2013
Revenues:
Oil & natural gas sales	$100,299	$67,588
Pipeline tariff income and other	678	514

Total revenues	$100,977	$68,102

Costs and expenses:
Lease operating	27,988	$21,371
Pipeline operating	489	470
Exploration	6	227
Production and ad valorem taxes	5,584	3,880
Depreciation, depletion, and amortization	26,745	20,391
General and administrative	9,958	7,313
Accretion of asset retirement obligations	1,357	1,145
(Gain) loss on commodity derivative instruments	46,766	13,069
(Gain) loss on sale of properties	—	(1,983)
Other, net	(12)	(26)

Total costs and expenses	118,881	65,857

Operating income (loss)	(17,904)	2,245
Other income (expense):
Interest expense, net	(16,078)	(6,542)

Total other income (expense)	(16,078)	(6,542)

Income before income taxes	(33,982)	(4,297)
Income tax benefit (expense)	(75)	—

Net income (loss)	(34,057)	(4,297)
Net income (loss) attributable to noncontrolling interest	55	(4)

Net income (loss) attributable to Memorial Production Partners LP	$(34,112)	$(4,293)

Oil and natural gas revenue:
Oil sales	$41,795	$34,237
NGL sales	13,767	9,665
Natural gas sales	44,737	23,686

Total oil and natural gas revenue	$100,299	$67,588

Production volumes:
Oil (MBbls)	453	373
NGLs (MBbls)	420	288
Natural gas (MMcf)	9,712	7,647

Total (MMcfe)	14,952	11,614

Average net production (MMcfe/d)	166.1	129.0

Average sales price:
Oil (per Bbl)	$92.28	$91.78
NGL (per Bbl)	32.74	33.54
Natural gas (per Mcf)	4.61	3.10

Total (Mcfe)	$6.71	$5.82

Average unit costs per Mcfe:
Lease operating expense	$1.87	$1.84
Production and ad valorem taxes	$0.37	$0.33
General and administrative expenses	$0.67	$0.63
Depletion, depreciation, and amortization	$1.79	$1.76

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

A net loss of $34.1 million was generated for 2014, primarily due to losses on commodity derivative instruments, as discussed below. A net loss of $4.3 million was generated for three months ended March 31, 2013, of which net income of $0.7 million was attributable to the previous owners.

Revenues. Oil, natural gas and NGL revenues for 2014 totaled $100.3 million, an increase of $32.7 million compared with 2013. Production increased 3,338 MMcfe (approximately 29%), primarily from new drills in East Texas and increased volumes from third party acquisitions. The average realized sales price increased $0.89 per Mcfe primarily due to higher gas prices. The favorable volume and pricing variance contributed to an approximate $19.4 million and $13.3 million increase in revenues, respectively.

Lease Operating. Lease operating expenses were $28.0 million and $21.4 million for 2014 and 2013, respectively. On a per Mcfe basis, lease operating expenses increased to $1.87 for 2014 from $1.84 for 2013. During 2014, we recorded $2.9 million of estimated environmental remediation expenses associated with our Permian and Wyoming oil and gas properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes for 2014 totaled $5.6 million, an increase of $1.7 million compared with 2013 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes increased to $0.37 for 2014 from $0.33 for 2013.

Depreciation, Depletion and Amortization. DD&A expense for 2014 was $26.7 million compared to $20.4 million for 2013, a $6.3 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions consummated during 2013 and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $5.8 million and the change in the DD&A rate between periods caused DD&A expense to increase by an approximate $0.5 million.

General and Administrative. General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to affiliates, professional fees and other costs not directly associated with field operations. General and administrative expenses for 2014 were $10.0 million. General and administrative expenses for 2014 included $1.3 million of non-cash unit-based compensation expense and $1.9 million of acquisition-related costs. General and administrative expenses for 2013 totaled $7.3 million. General and administrative expenses for 2013 included $0.4 million of non-cash unit-based compensation expense and $0.2 million of acquisition-related costs. Increased salaries and employee count also contributed to increased general and administrative expenses between periods.

Gain/Loss on Derivative Instruments. Net losses on commodity derivative instruments of $46.8 million were recognized during 2014, consisting of $8.0 million of cash settlement payouts in addition to a $38.8 million decline in the fair value of open hedge positions. Net gain on commodity derivative instruments of $13.1 million were recognized during 2013, consisting of $7.1 million of cash settlement receipts, which were offset by a $20.2 million decrease in the fair value of open hedge positions.

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

Net Interest Expense. Net interest expense is comprised of interest on credit facilities, interest on the Senior Notes, amortization of debt issue costs, accretion of net discount associated with the Senior Notes, and gains and losses on interest rate swaps. Net interest expense totaled $16.1 million during 2014, including losses on interest rate swaps of approximately $0.3 million, amortization of deferred financing fees of approximately $0.8 million, and accretion of net discount associated with the Senior Notes of $0.4 million. Net interest expense totaled $6.5 million during 2013, including losses on interest rate swaps of less than $0.1 million and amortization of deferred financing fees of approximately $2.2 million.

Average outstanding borrowings under the Partnership’s revolving credit facility were $148.8 million during the three months ended March 31, 2014 compared to $370.1 million during the three months ended March 31, 2013. Average outstanding borrowings under the previous owners’ revolving credit facilities were $242.5 million during the three months ended March 31, 2013. For the three months ended March 31, 2014, there was $700.0 million aggregate principal amount of the Senior Notes issued and outstanding. There were no Senior Notes issued and outstanding for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for oil, NGL, and natural gas, and our ongoing efforts to manage production volumes, operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

As of March 31, 2014, our liquidity of $547.7 million consisted of $1.7 million of cash and cash equivalents and $546.0 million of available borrowings under our revolving credit facility. Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We filed a universal shelf registration statement with the SEC, which was declared effective on March 15, 2013, that allows us to issue up to $750.0 million in debt and equity securities for general partnership purposes. Through March 31, 2014, we have issued approximately $511.2 million of securities under this registration statement. Our primary cash requirements are for working capital needs, capital expenditures, debt service and distributions to our partners.

We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our maintenance capital expenditures. Our growth capital expenditures, which include any acquisitions of oil and natural gas properties and related assets, are expected to be primarily funded with borrowings under our revolving credit facility and/or proceeds from the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. We expect to fund cash distributions to partners primarily with operating cash flows. It is our belief that we will continue to have adequate liquidity and capital resources to fund our primary cash requirements.

As of March 31, 2014, we had a negative working capital balance of $52.7 million primarily due to the timing of accruals, which included accrued capital expenditures of $29.6 million, accrued interest payable of $22.3 million and a net liability balance of $18.3 million of current derivative instruments. We have $546.0 million of available borrowings under our revolving credit facility to meet our working capital needs.

Capital Expenditures

For the three months ended March 31, 2014, our total capital expenditures, excluding acquisitions, were $61.0 million. Our capital spending program related to drilling, recompletions and capital workovers was approximately 97% of total capital expenditures. We spent approximately 56% in East Texas / North Louisiana, 26% in the Permian Basin, 16% in California and 2% in South Texas.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of March 31, 2014, the borrowing base under our revolving credit facility was $845.0 million and we had $299.0 million of outstanding borrowings. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of March 31, 2014, we were in compliance with all of the financial and other covenants under our revolving credit facility. In April 2014, our borrowing base was redetermined and has increased to $870.0 million. We expect that our borrowing base will be further increased as a result of the Acquisition.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2014, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of March 31, 2014.

Counterparty Exposure

Our derivative contracts are with major financial institutions, certain of which are also lenders under our revolving credit facility. We have rights of offset against the borrowings under our revolving credit facility. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2014 and 2013 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect (i) the WHT Properties acquired from Memorial Resource in March 2013 from February 2, 2011 (inception) through the date of acquisition and (ii) the Cinco Group acquisition. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Three months Ended March 31,
	2014	2013
Net cash provided by operating activities	$48,023	$41,771
Net cash used in investing activities	221,397	47,536
Net cash provided by financing activities	161,970	26,275

Three months Ended March 31, 2014 Compared to the Three months Ended March 31, 2013

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net income decreased by $29.8 million as further discussed above under “— Results of Operations,” and net cash provided by operating activities increased by $6.3 million. Net cash provided by operating activities included $39.0 million of net losses on derivative instruments during 2014 compared to $19.6 million of net losses on derivative instruments during 2013.

Investing Activities. Net cash used in investing activities during 2014 was $221.4 million, of which $173.0 million was used to acquire oil and natural gas properties from a third parties and $47.6 million was used for additions to oil and gas properties. Cash used in investing activities during 2013 was $47.5 million, of which $6.3 million was used to acquire oil and natural gas properties from a third party and $42.3 million was used for additions to oil and gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties.

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

Distributions to partners during 2014 were $33.8 million compared to $17.4 million during 2013. The increase is due to both an increase in the outstanding units between periods and an increase in the declared cash distribution rate per unit. Distributions made by the previous owners during 2013 were $0.7 million.

We paid $55.4 million to Memorial Resource in connection with our March 28, 2013 acquisition of all of the outstanding equity interests in WHT and repaid $89.3 million of indebtedness under WHT’s credit facility. The Partnership had net borrowings of $37.0 million under its revolving credit facility during 2013 that were primarily used to fund the WHT acquisition. The Cinco Group had advances of $12.3 million under their credit facilities and repaid $31.1 million of outstanding borrowings during 2013. The Partnership had net borrowings of $196.0 million under its revolving credit facility during 2014 that were used primarily used to fund the Eagle Ford Acquisition. Deferred financing costs of approximately $0.3 million were incurred during 2014 compared to approximately $1.7 million during 2013.

Contractual Obligations

During the three months ended March 31, 2014, there were no significant changes in our consolidated and combined contractual obligations from those reported in our 2013 Form 10-K except for revolving credit facility borrowings and advances.

Off–Balance Sheet Arrangements

As of March 31, 2014, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2013 Form 10-K.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2014, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2014.

At March 31, 2014, we had $299.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.75%, or 1.90%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates, after giving effect to our interest rate swaps that were in place at March 31, 2014, would be less than $0.1 million per year.

The fair value of the Senior Notes is sensitive to changes in interest rates. We estimate the fair value of the Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2014
	Carrying	Estimated
Description	Amount	Fair Value
7.625% senior notes, fixed-rate, due May 1, 2021	$689,435	$743,750

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $19.0 million against amounts outstanding under our revolving credit facility at March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s 0.1% interest in us was represented by 61,313 general partner units at March 31, 2014. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the three months ended March 31, 2014, awards of restricted common units were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to independent directors of our general partner. In conjunction with the issuance of these restricted common units, we issued 13 general partner units to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner, was less than $0.1 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

The following table summarizes our repurchase activity during the quarterly period ended March 31, 2014:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 1, 2014 to January 31, 2014	477	$21.99	—	—

(1)	Represents common units surrendered to satisfy tax liabilities incident to the vesting of restricted common units issued under the LTIP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number		Description

2.1##	—	Purchase and Sale Agreement, dated as of March 25, 2014, between Alta Mesa Eagle, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 25, 2014).

2.2##	—	Purchase and Sale Agreement, dated as of May 2, 2014, among Merit Management Partners I, L.P., Merit Energy Partners III, L.P., Merit Pipeline Company, LLC and Merit Energy Company, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2014).

3.1	—	Certificate of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.2	—	First Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

3.3	—	Certificate of Formation of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.4	—	Second Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K (File No. 001-35364) filed on March 7, 2014).

4.1#	—	Form of Restricted Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 (File No. 333-178493) filed on December 14, 2011).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: May 7, 2014	By:	/s/ Andrew J. Cozby
	Name:	Andrew J. Cozby
	Title:	Vice President and Chief Financial Officer of Memorial Production Partners GP LLC