Form 10-Q
period 2014-09-30
Memorial Production Partners LP
filed 2014-11-05
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35364

MEMORIAL PRODUCTION PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0726667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1800, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2014, the registrant had 81,323,415 common units, 5,360,912 subordinated units and 86,797 general partner units outstanding.

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

Gross Acres or Gross Wells: The total acres or wells, as the case may be, in which we have a working interest.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$578	$13,139
Accounts receivable:
Oil and natural gas sales	60,584	31,132
Joint interest owners and other	13,806	4,634
Affiliates	—	4,473
Short-term derivative instruments	21,669	7,600
Prepaid expenses and other current assets	11,669	9,146
Total current assets	108,306	70,124
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,115,339	1,764,468
Other	2,917	2,900
Accumulated depreciation, depletion and impairment	(598,525)	(418,688)
Oil and natural gas properties, net	2,519,731	1,348,680
Long-term derivative instruments	21,128	42,657
Restricted investments	76,268	73,385
Other long-term assets	24,019	17,461
Total assets	$2,749,452	$1,552,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,056	$8,566
Accounts payable - affiliates	2,711	474
Revenues payable	26,856	16,291
Accrued liabilities	112,885	39,847
Short-term derivative instruments	4,531	7,996
Total current liabilities	162,039	73,174
Long-term debt (Note 8)	1,483,800	792,067
Asset retirement obligations	108,224	99,619
Long-term derivative instruments	15,244	5,875
Other long-term liabilities	3,711	1,956
Total liabilities	1,773,018	972,691
Commitments and contingencies (Note 13)
Equity:
Partners' equity (deficit):
Common units (81,324,086 units outstanding at September 30, 2014 and 55,877,831 units outstanding at December 31, 2013)	992,879	582,075
Subordinated units (5,360,912 units outstanding at September 30, 2014 and December 31, 2013)	(23,315)	(8,715)
General partner (86,797 units outstanding at September 30, 2014 and 61,300 units outstanding at December 31, 2013)	1,149	728
Total partners' equity	970,713	574,088
Noncontrolling interests	5,721	5,528
Total equity	976,434	579,616
Total liabilities and equity	$2,749,452	$1,552,307

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013*	2014	2013*
Revenues:
Oil & natural gas sales	$145,824	$92,583	$368,370	$249,844
Pipeline tariff income and other	1,419	657	3,160	1,672
Total revenues	147,243	93,240	371,530	251,516

Costs and expenses:
Lease operating	39,312	23,334	93,367	64,922
Pipeline operating	431	394	1,596	1,343
Exploration	42	853	252	1,128
Production and ad valorem taxes	10,469	6,068	23,129	14,915
Depreciation, depletion, and amortization	43,928	24,660	105,830	69,723
Impairment of proved oil and natural gas properties	67,181	50,310	67,181	50,310
General and administrative	11,214	11,928	31,760	33,411
Accretion of asset retirement obligations	1,383	1,176	4,106	3,469
(Gain) loss on commodity derivative instruments	(156,402)	1,815	28,710	(21,195)
(Gain) loss on sale of properties	—	20	—	(2,848)
Other, net	—	50	(12)	647
Total costs and expenses	17,558	120,608	355,919	215,825
Operating income (loss)	129,685	(27,368)	15,611	35,691
Other income (expense):
Interest expense, net	(26,459)	(11,574)	(60,573)	(26,047)
Total other income (expense)	(26,459)	(11,574)	(60,573)	(26,047)
Income (loss) before income taxes	103,226	(38,942)	(44,962)	9,644
Income tax benefit (expense)	—	(97)	(75)	(285)
Net income (loss)	103,226	(39,039)	(45,037)	9,359
Net income (loss) attributable to noncontrolling interest	150	126	193	220
Net income (loss) attributable to Memorial Production Partners LP	$103,076	$(39,165)	$(45,230)	$9,139

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$103,076	$(39,165)	$(45,230)	$9,139
Net (income) loss allocated to previous owners	—	(4,128)	—	(11,275)
Net (income) loss allocated to general partner	(127)	23	(19)	(18)
Net (income) loss allocated to NGP IDRs	(24)	(20)	(64)	(20)
Limited partners' interest in net income (loss)	$102,925	$(43,290)	$(45,313)	$(2,174)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$1.39	$(0.97)	$(0.69)	$(0.05)
Weighted average limited partner units outstanding:
Basic and diluted	73,815	44,556	65,556	41,315

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF

CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2014	2013*
Cash flows from operating activities:
Net income (loss)	$(45,037)	$9,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	105,830	69,723
Impairment of proved oil and natural gas properties	67,181	50,310
(Gain) loss on derivative instruments	29,570	(21,412)
Cash settlements (paid) received on derivative instruments	(16,206)	13,035
Amortization of deferred financing costs	2,935	4,520
Accretion of senior notes net discount	1,308	161
Accretion of asset retirement obligations	4,106	3,469
Amortization of equity awards	5,387	2,322
Gain on sale of properties	—	(2,848)
Non-cash compensation expense	—	1,057
Changes in operating assets and liabilities:
Accounts receivable	(28,842)	530
Prepaid expenses and other assets	(688)	(2,031)
Payables and accrued liabilities	56,374	18,728
Other	1,859	82
Net cash provided by operating activities	183,777	147,005
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(1,083,167)	(37,828)
Additions to oil and gas properties	(189,990)	(127,449)
Additions to restricted investments	(2,883)	(4,263)
Additions to other property and equipment	—	(126)
Deposits for property acquisitions	—	(25,310)
Proceeds from the sale of oil and natural gas properties	—	4,525
Net cash used in investing activities	(1,276,040)	(190,451)
Cash flows from financing activities:
Advances on revolving credit facilities	1,325,000	316,355
Payments on revolving credit facilities	(1,127,000)	(699,868)
Proceeds from senior notes	492,425	397,563
Deferred financing costs	(11,409)	(11,218)
Capital contributions from previous owners	—	7,233
Contributions related to sale of assets to NGP affiliate	—	2,013
Proceeds from general partner contribution	570	189
Proceeds from the issuance of common units	553,288	179,371
Costs incurred in conjunction with issuance of common units	(12,222)	(7,592)
Distributions to partners	(107,070)	(62,888)
Distribution to Memorial Resource (see Note 12)	(33,880)	(55,419)
Distributions made by previous owners	—	(31,098)
Net cash provided by financing activities	1,079,702	34,641
Net change in cash and cash equivalents	(12,561)	(8,805)
Cash and cash equivalents, beginning of period	13,139	24,440
Cash and cash equivalents, end of period	$578	$15,635

Supplemental cash flows:
Cash paid for interest	$31,978	$10,142
Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	27,777	16,763
Accounts receivable related to Wyoming Acquisition	3,418	—
Accounts receivable related to Double A Acquisition	586	—

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	NGP	Noncontrolling
	Common	Subordinated	Partner	IDRs	Interest	Total
Balance, December 31, 2013	$582,075	$(8,715)	$728	$—	$5,528	$579,616
Net income (loss)	(39,303)	(6,010)	19	64	193	(45,037)
Net proceeds from the issuance of common units	540,987	—	—	—	—	540,987
Contributions	—	—	570	—	—	570
Distributions	(97,990)	(8,845)	(171)	(64)	—	(107,070)
Contributions attributable to net assets acquired (See Note 12)	2,656	255	3	—	—	2,914
Amortization of equity awards	5,387	—	—	—	—	5,387
Restricted units repurchased (See Note 9)	(933)	—	—	—	—	(933)
Balance, September 30, 2014	$992,879	$(23,315)	$1,149	$—	$5,721	$976,434

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Partnership was formed in April 2011 by Memorial Resource Development LLC (“MRD LLC”) to own, acquire and exploit oil and natural gas properties in North America. In January 2014, MRD LLC formed Memorial Resource Development Corp. (“MRD”). On June 18, 2014, MRD LLC contributed substantially all of its assets, including its interest in our general partner, to MRD in connection with MRD’s initial public offering. Unless the context requires otherwise, references to “Memorial Resource” refer collectively to MRD and its subsidiaries other than the Partnership. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, Memorial Production Partners GP LLC, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

Note 2. Summary of Significant Accounting Policies

A discussion of our critical accounting policies and estimates is included in our 2013 Form 10-K.

Current Liabilities – Accrued liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2014	2013
Accrued capital expenditures	$43,970	$16,193
Accrued lease operating expense	16,431	10,666
Accrued general and administrative expenses	1,023	1,547
Accrued ad valorem taxes	15,783	1,531
Accrued interest payable	33,184	8,931
Environmental liability	526	437
Other	1,968	542
	$112,885	$39,847

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Acquisitions

See Note 12 for further information regarding related party acquisitions that have been accounted for as transactions between entities under common control that impact the basis of presentation for the periods presented.

2014 Acquisitions

Wyoming Acquisition. On July 1, 2014, we consummated a transaction to acquire certain oil and natural gas liquids properties in Wyoming from a third party for an aggregate purchase price of approximately $911.7 million, including estimated post-closing adjustments (the “Wyoming Acquisition”). We recorded revenues of $41.6 million in the statement of operations and generated earnings of approximately $16.5 million related to the Wyoming Acquisition subsequent to the closing date.

Eagle Ford Acquisition. On March 25, 2014, we closed a transaction to acquire certain oil and natural gas producing properties  in the Eagle Ford from a third party for approximately $168.1 million, including estimated customary post-closing adjustments (the “Eagle Ford Acquisition”). In addition, we acquired a 30% interest in the seller’s Eagle Ford leasehold. During the three and nine months ended September 30, 2014, revenues of approximately $11.5 million and $25.9 million, respectively, were recorded in the statement of operations related to the Eagle Ford Acquisition subsequent to the closing date and we generated earnings of approximately $5.3 million and $13.3 million for the three and nine months ended September 30, 2014, respectively.

The following table summarizes the preliminary fair value assessment of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Eagle Ford	Wyoming
	Acquisition	Acquisition
Oil and gas properties	$168,606	$922,686
Asset retirement obligations	(285)	(3,328)
Revenues payable	—	(444)
Accrued liabilities	(250)	(7,237)
Total identifiable net assets	$168,071	$911,677

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-related costs. Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
$925	$2,310	$3,912	$3,422

The following unaudited pro forma combined results of operations are provided for the three months ended September 30, 2013 and nine months ended September 30, 2014 and 2013 as though the Eagle Ford Acquisition and Wyoming Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per unit amounts)
Revenues	n/a	$158,234	$471,995	$431,817
Net income (loss)	n/a	(11,366)	(6,808)	75,387
Basic and diluted earnings per unit	n/a	(0.35)	(0.11)	1.55

2013 Acquisitions

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

During the nine months ended September 30, 2013, Tanos also sold certain non-operated oil and gas properties for $2.9 million and recorded a gain of $1.4 million.

Previous Owners’ Acquisitions

2013 Acquisitions

During the nine months ended September 30, 2013, Propel Energy acquired incremental interests in certain oil and gas properties and leases in the Hendrick Field located in Winkler County, Texas from two third parties in three separate transactions for an aggregate purchase price of approximately $8.5 million.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2014 and December 31, 2013. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2014 and December 31, 2013 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$84,539	$—	$84,539
Interest rate derivatives	—	95	—	95
Total assets	$—	$84,634	$—	$84,634

Liabilities:
Commodity derivatives	$—	$57,900	$—	$57,900
Interest rate derivatives	—	3,712	—	3,712
Total liabilities	$—	$61,612	$—	$61,612

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$95,926	$—	$95,926
Interest rate derivatives	—	872	—	872
Total assets	—	96,798	—	96,798

Liabilities:
Commodity derivatives	$—	$55,576	$—	$55,576
Interest rate derivatives	—	4,836	—	4,836
Total liabilities	$—	$60,412	$—	$60,412

See Note 5 for additional information regarding our derivative instruments.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

During the three and nine months ended September 30, 2014, we recognized $67.2 million of impairments primarily related to certain properties located in South Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs. We recognized impairment charges $50.3 million for the three and nine months ended September 30, 2013, related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data.

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

At September 30, 2014, after taking into effect netting arrangements, we do not have any counterparty exposure related to our derivative instruments. As a result, had certain counterparties failed completely to perform according to the terms of their existing contracts, we would have the right to offset $37.5 million against amounts outstanding under our revolving credit facility at September 30, 2014. See Note 8 for additional information regarding our revolving credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At September 30, 2014, we had the following open commodity positions:

	Remaining
	2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,580,200	2,605,278	2,692,442	2,450,067	2,160,000	1,914,583
Weighted-average fixed price	$4.34	$4.28	$4.40	$4.31	$4.51	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	340,000	350,000	—	—	—	—
Weighted-average floor price	$5.00	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$6.31	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	120,000	80,000	—	—	—	—
Weighted-average sold strike price	$5.17	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.53	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,830,000	2,940,000	1,635,000	300,000	—	—
Spread	$(0.09)	$(0.12)	$(0.06)	$(0.05)	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	283,452	314,281	332,813	326,600	312,000	160,000
Weighted-average fixed price	$95.83	$90.96	$85.83	$84.38	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	23,000	5,000	—	—	—	—
Weighted-average floor price	$82.83	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$105.31	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	134,000	97,500	—	—	—	—
Spread	$(4.32)	$(7.07)	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	167,500	149,200	55,000	—	—	—
Weighted-average fixed price	$43.13	$43.02	$39.28	$—	$—	$—

(1)These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our basis swaps included in the table above are presented on a disaggregated basis below:

	Remaining
	2014	2015	2016	2017
Natural Gas Derivative Contracts:

NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,260,000	2,280,000	1,500,000	300,000
Spread	$(0.09)	$(0.11)	$(0.07)	$(0.05)

NGPL STX basis swaps:
Average Monthly Volume (MMBtu)	380,000	—	—	—
Spread	$(0.11)	$—	$—	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	190,000	150,000	135,000	—
Spread	$(0.07)	$(0.08)	$0.07	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	—	210,000	—	—
Spread	$—	$(0.25)	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	—	300,000	—	—
Spread	$—	$(0.09)	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	60,000	57,500	—	—
Spread - Brent	$(9.25)	$(9.73)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.68)	$(3.25)	$—	$—

LLS Crude basis swaps:
Average Monthly Volume (Bbls)	34,000	—	—	—
Spread - WTI	$3.61	$—	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At September 30, 2014, we had the following interest rate swap open positions:

	Remaining
	2014	2015	2016
Average Monthly Notional (in thousands)	$248,333	$280,833	$150,000
Weighted-average fixed rate	1.299%	1.416%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2014 and December 31, 2013. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2014	2013	2014	2013
		(In thousands)
Commodity contracts	Short-term derivative instruments	$28,341	$18,578	$7,568	$17,120
Interest rate swaps	Short-term derivative instruments	—	845	3,635	2,699
Gross fair value		28,341	19,423	11,203	19,819
Netting arrangements	Short-term derivative instruments	(6,672)	(11,823)	(6,672)	(11,823)
Net recorded fair value	Short-term derivative instruments	$21,669	$7,600	$4,531	$7,996

Commodity contracts	Long-term derivative instruments	$56,198	$77,348	$50,332	$38,456
Interest rate swaps	Long-term derivative instruments	95	27	77	2,137
Gross fair value		56,293	77,375	50,409	40,593
Netting arrangements	Long-term derivative instruments	(35,165)	(34,718)	(35,165)	(34,718)
Net recorded fair value	Long-term derivative instruments	$21,128	$42,657	$15,244	$5,875

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes and neither did the previous owners. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2014	2013	2014	2013
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(156,402)	$1,815	$28,710	$(21,195)
Interest rate derivatives	Interest expense, net	(231)	1,453	860	(217)

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2014 (in thousands):

Asset retirement obligations at beginning of period	$99,619
Liabilities added from acquisitions or drilling	4,781
Revisions	61
Liabilities settled	(343)
Accretion expense	4,106
Asset retirement obligations at end of period	$108,224

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties.

The components of the restricted investment balance consisted of the following at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
BOEM platform abandonment (See Note 13)	$68,970	$66,373
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,592	2,306
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$76,268	$73,385

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$301,000	$103,000
2021 Senior Notes, fixed-rate, due May 2021 (1)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2)	500,000	—
Unamortized discounts	(17,200)	(10,933)
Total long-term debt	$1,483,800	$792,067

(1)The estimated fair value of our 2021 Senior Notes was $700.0 million and $721.0 million at September 30, 2014 and December 31, 2013, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2)The estimated fair value of our 2022 Senior Notes was $475.0 million at September 30, 2014. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy

Subsidiary Guarantors

We are a “Well-Known Seasoned Issuer” under SEC rules and have filed a universal shelf registration statement with the SEC that allows us to issue debt and equity securities. We have also filed a shelf registration statement with the SEC that allows us to issue up to $250 million in aggregate of our common units potentially through an at the market equity program in the future at prices and terms to be determined by market conditions and other factors.  Any debt securities issued will be governed by an indenture. Our outstanding debt securities are, and any debt securities issued in the future will likely be, jointly and severally, fully and unconditionally guaranteed (subject to customary release provisions) by certain of the Partnership’s subsidiaries (collectively, the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned by the Partnership. The Partnership has no material assets or operations independent of the Guarantor Subsidiaries and there are no significant restrictions upon the ability of the Guarantor Subsidiaries to distribute funds to the Partnership.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$1,315,000	$845,000

Borrowing Base Redetermination

On October 10, 2014, we entered into an eighth amendment to our credit agreement.  Among other things, the amendment increased the borrowing base under our revolving credit facility from $1.315 billion to $1.440 billion.  This subsequent event became effective on October 10, 2014.

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

2022 Senior Notes Offering

On July 17, 2014, the Issuers completed a private placement of $500.0 million aggregate principal amount of 6.875% senior unsecured notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2015. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the 2022 Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers, all outstanding 2022 Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2022 Senior Notes may declare all the 2022 Senior Notes to be due and payable immediately. The net proceeds from the notes offering of approximately $484.9 million, after deducting the initial purchasers’ discounts and commissions but before estimated offering expenses, were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general partnership purposes.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated and combined variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OLLC revolving credit facility	2.16%	2.13%	2.08%	2.55%
WHT revolving credit facility	n/a	n/a	n/a	2.29%
Stanolind revolving credit facility	n/a	3.44%	n/a	3.52%
Boaz revolving credit facility	n/a	2.65%	n/a	2.97%
Crown revolving credit facility	n/a	3.31%	n/a	3.38%
Tanos revolving credit facility	n/a	n/a	n/a	2.12%
Propel Energy revolving credit facility	n/a	3.09%	n/a	3.08%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$6,882	$5,413
2021 Senior Notes (1)	13,836	15,053
2022 Senior Notes (1)	8,222	—
Total	$28,940	$20,466

(1)Unamortized deferred financing costs are amortized using the straight line method which approximates the effective interest method.

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

		Previous Owner
	OLLC Revolving	Revolving
	Credit Facility	Credit Facility	Total
For the Nine Months Ended September 30, 2014:
Advances on revolving credit facility	$1,325,000	$—	$1,325,000
Payments on revolving credit facility	(1,127,000)	—	(1,127,000)

For the Nine Months Ended September 30, 2013:
Advances on revolving credit facility	$299,000	$17,355	$316,355
Payments on revolving credit facility	(574,000)	(125,868)	(699,868)

Letters of credit

At September 30, 2014, we had $6.7 million of letters of credit outstanding related to operations at our properties acquired in the Wyoming Acquisition.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity & Distributions

September 2014 Public Equity Offering

On September 9, 2014, we issued 14,950,000 common units representing limited partner interests in the Partnership (including 1,950,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $22.29 per unit generating total net proceeds of approximately $321.6 million after deducting underwriting discounts and offering expenses. The net proceeds from the equity offering, including our general partner’s proportionate capital contribution, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

July 2014 Equity Offering

On July 15, 2014, we issued 9,890,000 common units representing limited partner interests in the Partnership (including 1,290,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the underwriters at a negotiated price of $22.25 per unit generating total net proceeds of approximately $220.0 million after deducting offering expenses. The net proceeds from the equity offering, including our general partner’s proportionate capital contribution, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

March 2013 Public Equity Offering

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

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2013:

			General
	Common	Subordinated	Partner
Balance, December 31, 2013	55,877,831	5,360,912	61,300
Common units issued	24,840,000	—	—
Restricted common units issued	684,954	—	—
Restricted common units forfeited	(36,112)	—	—
Restricted common units repurchased (1)	(42,587)	—	—
General partner units issued	—	—	25,497
Balance, September 30, 2014	81,324,086	5,360,912	86,797

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

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the nine months ended September 30, 2014.

As of September 30, 2014, MRD Holdco owned 100% of the subordinated units. Memorial Resource owns 100% of our general partner, which owns 50% of our incentive distribution rights. The Funds collectively indirectly own 50% of our incentive distribution rights.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner and the Funds. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control in a manner similar to the pooling of interest method prior to their acquisition date is allocated to the previous owners.

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
3rd Quarter 2014	October 23, 2014	November 5, 2014	November 12, 2014	$0.5500	$47.8	$3.1
2nd Quarter 2014	July 24, 2014	August 5, 2014	August 12, 2014	$0.5500	$39.5	$3.0
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0
4th Quarter 2013	January 27, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0
3rd Quarter 2013	October 22, 2013	November 1, 2013	November 12, 2013	$0.5500	$33.8	$6.9
2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Memorial Production Partners LP	$103,076	$(39,165)	$(45,230)	$9,139
Less: Previous owners interest in net income (loss)	—	4,128	—	11,275
Less: General partner's 0.1% interest in net income (loss)	103	(43)	(45)	(2)
Less: IDRs attributable to corresponding period	56	40	144	40
Net income (loss) available to limited partners	$102,917	$(43,290)	$(45,329)	$(2,174)

Weighted average limited partner units outstanding:
Common units	68,454	39,195	60,195	35,954
Subordinated units	5,361	5,361	5,361	5,361
Total	73,815	44,556	65,556	41,315
Basic and diluted EPU	$1.39	$(0.97)	$(0.69)	$(0.05)

The following sets forth the calculation of our supplemental EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Memorial Production Partners LP	$103,076	$(39,165)	$(45,230)	$9,139
Less: General partner's 0.1% interest in net income (loss)	103	(39)	(45)	9
Less: IDRs attributable to corresponding period	56	40	144	40
Net income (loss) available to limited partners	$102,917	$(39,166)	$(45,329)	$9,090

Weighted average limited partner units outstanding:
Common units	68,454	39,195	60,195	35,954
Subordinated units	5,361	5,361	5,361	5,361
Total	73,815	44,556	65,556	41,315
Supplemental basic and diluted EPU	$1.39	$(0.88)	$(0.69)	$0.22

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Equity-based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
		Date Fair Value
	Number of Units	per Unit (1)
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (2)	684,954	$22.39
Forfeited	(36,112)	$20.43
Vested	(260,067)	$18.56
Restricted common units outstanding at September 30, 2014	1,095,702	$20.93

(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

(2)The aggregate grant date fair value of restricted common unit awards issued in 2014 was $15.3 million based on a grant date market price range of $21.99 - $23.40 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
$2,427	$1,237	$5,387	$2,322

The unrecognized compensation cost associated with restricted common unit awards was $19.1 million at September 30, 2014. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain affiliates of NGP at September 30, 2014 and December 31, 2013 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Control Acquisitions

April 2014 Acquisition. On April 1, 2014, we acquired certain oil and natural gas properties in East Texas from WildHorse Resources, LLC (“WildHorse”), a subsidiary of MRD LLC, for approximately $33.3 million, including estimated customary post-closing adjustments (the “Double A Acquisition”). The acquired properties primarily represent additional working interests in wells currently owned by us and located in Polk and Tyler Counties in the Double A Field of East Texas as well as the Sunflower, Segno and Sugar Creek Fields. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee. This acquisition was accounted for as a transaction with an entity under common control whereby the acquisition was recorded at historical cost at the acquisition date. The Partnership recorded the following net assets (in thousands):

Double A
Acquisition
Oil and gas properties, net	$37,838
Asset retirement obligations	(908)
Other current liabilities	(722)
Total identifiable net assets	$36,208

Due to common control considerations, the difference between the purchase price and the total identifiable assets has been recorded as a contribution on our Unaudited Condensed Statements of Consolidated Equity.

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

Omnibus Agreement

Memorial Resource provides management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
$6,528	$3,151	$16,787	$7,880

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2014 and December 31, 2013, we had $2.3 million and $0.4 million of environmental reserves recorded on our balance sheets, respectively. During the nine months ended September 30, 2014, we recorded $2.9 million of estimated environmental remediation expenses associated with our Permian and Wyoming oil and gas properties. These expenses are reflected as a component of lease operating expenses on our statement of operations. Environmental costs for remediation are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of September 30, 2014 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$133,275
Less: Outside working interest owners share	(64,305)
$68,970

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of September 30, 2014, the maximum remaining obligation net to REO’s interest was approximately $9.7 million.

Purchase Commitment Assumed – Wyoming Acquisition

At September 30, 2014, we had a CO2 purchase commitment with a third party that was assumed in our Wyoming Acquisition.  The table below outlines our purchase commitment under this contract for the remainder of 2014 and annually thereafter:

		Payment or Settlement due by Period
Purchase commitment	Total	Remainder 2014	2015	2016	2017	2018	Thereafter

CO2 minimum purchase commitment:
Estimated payment obligation	$62,103	$3,203	$12,222	$12,101	$11,624	$7,872	$15,081

Note 14. Subsequent Events

Eighth Amendment to Revolving Credit Facility

On October 10, 2014, we entered into an eighth amendment to our credit agreement.  See Note 8 for additional information regarding the eighth amendment to our credit agreement.

Common Control Acquisition - Wattenberg

On October 1, 2014, we acquired certain oil and natural gas properties in Weld County, Colorado from Memorial Resource for approximately $15.0 million in cash consideration.  The acquired properties represent working interests in wells located in the Wattenberg field. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee.  This acquisition has an effective date of October 1, 2014 and was accounted for as a transaction with an entity under common control whereby the acquisition was recorded at historical cost at the acquisition date.

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

Business Environment and Operational Focus

Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions. We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) general and administrative expenses; and (vi) Adjusted EBITDA (defined below).

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

During the nine months ended September 30, 2014, we recorded $2.9 million of estimated environmental remediation expenses associated with our Permian and Wyoming oil and gas properties. These expenses are reflected as a component of lease operating expenses on our statement of operations. Environmental costs for remediation are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.

General & Administrative Expenses

We and our general partner are parties to an omnibus agreement with a wholly-owned subsidiary of Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. Memorial Resource allocates its indirect general and administrative costs based on estimated time spent on each entity, which it believes accurately reflects the costs incurred to provide services to us. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flows from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

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

Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

The following tables present our calculation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to cash flows from operating activities, our most directly comparable GAAP financial measure, for each of the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Calculation of Adjusted EBITDA:
Net income (loss)	$103,226	$(39,039)	$(45,037)	$9,359
Interest expense, net	26,459	11,574	60,573	26,047
Income tax expense (benefit)	—	97	75	285
DD&A	43,928	24,660	105,830	69,723
Impairment of proved oil and gas properties	67,181	50,310	67,181	50,310
Accretion of AROs	1,383	1,176	4,106	3,469
(Gains) losses on commodity derivative instruments	(156,402)	1,815	28,710	(21,195)
Cash settlements received (paid) on commodity derivative instruments	876	3,678	(14,999)	14,081
(Gain) loss on sale of properties	—	20	—	(2,848)
Acquisition related costs	925	2,310	3,912	3,422
Unit-based compensation expense	2,427	1,237	5,387	2,322
Non-cash compensation expense	—	(68)	—	1,057
Exploration costs	42	853	252	1,128
Provision for environmental remediation	—	—	2,852	—
Adjusted EBITDA	$90,045	$58,623	$218,842	$157,160

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA:
Net cash provided by operating activities	$87,725	$65,140	$183,777	$147,005
Changes in working capital	(24,098)	(19,126)	(28,703)	(17,309)
Interest expense, net	26,459	11,574	60,573	26,047
Gain (loss) on interest rate swaps	231	(1,453)	(860)	217
Cash settlements paid on interest rate derivative instruments	564	—	1,207	1,046
Amortization of deferred financing fees	(1,234)	(697)	(2,935)	(4,520)
Accretion of senior notes discount	(569)	(75)	(1,308)	(161)
Acquisition related expenses	925	2,310	3,912	3,422
Income tax expense (benefit) - current portion	—	97	75	285
Exploration costs	42	853	252	1,128
Provision for environmental remediation	—	—	2,852	—
Adjusted EBITDA	$90,045	$58,623	$218,842	$157,160

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2014 and 2013 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect (i) the WHT Properties acquired from MRD LLC in March 2013 from February 2, 2011 (inception) through the date of acquisition and (ii) the Cinco Group acquisition. The results of operations for the three and nine months ended September 30, 2013 have been recast for the Cinco Group acquisition, which closed on October 1, 2013.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil & natural gas sales	$145,824	$92,583	$368,370	$249,844
Pipeline tariff income and other	1,419	657	3,160	1,672
Total revenues	147,243	93,240	371,530	251,516

Costs and expenses:
Lease operating	39,312	23,334	93,367	64,922
Pipeline operating	431	394	1,596	1,343
Exploration	42	853	252	1,128
Production and ad valorem taxes	10,469	6,068	23,129	14,915
Depreciation, depletion, and amortization	43,928	24,660	105,830	69,723
Impairment of proved oil and natural gas properties	67,181	50,310	67,181	50,310
General and administrative	11,214	11,928	31,760	33,411
Accretion of asset retirement obligations	1,383	1,176	4,106	3,469
(Gain) loss on commodity derivative instruments	(156,402)	1,815	28,710	(21,195)
(Gain) loss on sale of properties	—	20	—	(2,848)
Other, net	—	50	(12)	647
Total costs and expenses	17,558	120,608	355,919	215,825
Operating income (loss)	129,685	(27,368)	15,611	35,691
Other income (expense):
Interest expense, net	(26,459)	(11,574)	(60,573)	(26,047)
Total other income (expense)	(26,459)	(11,574)	(60,573)	(26,047)
Income before income taxes	103,226	(38,942)	(44,962)	9,644
Income tax benefit (expense)	—	(97)	(75)	(285)
Net income (loss)	103,226	(39,039)	(45,037)	9,359
Net income (loss) attributable to noncontrolling interest	150	126	193	220
Net income (loss) attributable to Memorial Production Partners LP	$103,076	$(39,165)	$(45,230)	$9,139

Oil and natural gas revenue:
Oil sales	$89,378	$48,377	$192,086	$127,436
NGL sales	19,937	13,053	48,958	35,202
Natural gas sales	36,509	31,153	127,326	87,206
Total oil and natural gas revenue	$145,824	$92,583	$368,370	$249,844

Production volumes:
Oil (MBbls)	986	464	2,056	1,307
NGLs (MBbls)	554	443	1,498	1,147
Natural gas (MMcf)	9,948	9,361	30,625	26,137
Total (MMcfe)	19,188	14,805	51,946	40,861
Average net production (MMcfe/d)	208.6	160.9	190.3	149.7

Average sales price:
Oil (per Bbl)	$90.63	$104.25	$93.45	$97.50
NGL (per Bbl)	36.01	29.45	32.69	30.69
Natural gas (per Mcf)	3.67	3.33	4.16	3.34
Total (Mcfe)	$7.60	$6.25	$7.09	$6.11

Average unit costs per Mcfe:
Lease operating expense	$2.05	$1.58	$1.80	$1.59
Production and ad valorem taxes	$0.55	$0.41	$0.45	$0.37
General and administrative expenses	$0.58	$0.81	$0.61	$0.82
Depletion, depreciation, and amortization	$2.29	$1.67	$2.04	$1.71

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net income of $103.2 million was recorded during the three months ended September 30, 2014, primarily due to gains on commodity derivative instruments, which was partially offset by impairment expenses, compared to a net loss of $39.0 million recorded during the three months ended September 30, 2013.

Revenues. Oil, natural gas and NGL revenues for the three months ended September 30, 2014 totaled $145.8 million, an increase of $53.2 million compared with the three months ended September 30, 2013. Production increased 4.4 Bcfe (approximately 30%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price increased $1.35 per Mcfe primarily due to higher natural gas prices and increased crude oil volumes. Crude oil volumes comprised 31% of total volumes for the three months ended September 30, 2014 compared to 19% of total volumes for the three months ended September 30, 2013.  The favorable volume and pricing variance contributed to an approximate $27.3 million and $25.9 million increase in revenues, respectively.

Lease Operating. Lease operating expenses were $39.3 million and $23.3 million for the three months ended September 30, 2014 and 2013, respectively. On a per Mcfe basis, lease operating expenses increased to $2.05 for the three months ended September 30, 2014 from $1.58 for the three months ended September 30, 2013. This increase was primarily due to the acquisition of crude oil properties in 2014, which typically have a higher lease operating expense rate on a per Mcfe basis than gas properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the three months ended September 30, 2014 totaled $10.5 million, an increase of $4.4 million compared with the three months ended September 30, 2013 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes increased to $0.55 for the three months ended September 30, 2014 from $0.41 for the three months ended September 30, 2013 due to higher production tax rates on a per Mcfe basis for production from our Wyoming acquisition.

Depreciation, Depletion and Amortization. DD&A expense for the three months ended September 30, 2014 was $43.9 million compared to $24.7 million for the three months ended September 30, 2013, a $19.2 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $7.3 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $11.9 million.

Generally, if the depletable base changes, then the DD&A rate moves in the same direction. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes

Impairment of proved oil and natural gas properties.  For the three months ended September 30, 2014, we recognized $67.2 million of impairments primarily related to certain properties in South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs. We recognized $50.3 million of impairments during the three months ended September 30, 2013. The impairments related to certain properties located in East Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data.

General and Administrative. General and administrative expenses include the costs of administrative employees and related benefits, management fees paid to affiliates, professional fees and other costs not directly associated with field operations. General and administrative expenses for the three months ended September 30, 2014 were $11.2 million and included $2.4 million of non-cash unit-based compensation expense and $0.9 million of acquisition-related costs. General and administrative expenses for the three months ended September 30, 2013 totaled $11.9 million and included $1.2 million of non-cash unit-based compensation expense and $2.3 million of acquisition-related costs.

Gain/Loss on Commodity Derivative Instruments. Net gains on commodity derivative instruments of $156.4 million were recognized during the three months ended September 30, 2014, consisting of $0.9 million of cash settlement receipts in addition to a $155.5 million increase in the fair value of open positions primarily due to decreases in oil prices. Net losses on commodity derivative instruments of $1.8 million were recognized during the three months ended September 30, 2013, consisting of $3.7 million of cash settlement receipts offset by a $5.5 million decrease in the fair value of open positions.

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

Interest Expense, Net. Net interest expense is comprised of interest on credit facilities, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes, and gains and losses on interest rate swaps. Interest expense, net totaled $26.5 million during the three months ended September 30, 2014, including gains on interest rate swaps of approximately $0.2 million, amortization of deferred financing fees of approximately $1.2 million, and accretion of net discount associated with our senior notes of $0.6 million. Interest expense, net totaled $11.6 million during the three months ended September 30, 2013, including losses on interest rate swaps of approximately $1.5 million, amortization of deferred financing fees of approximately $0.7 million and accretion of net discounts associated with our senior notes of $0.1 million. The $14.9 million increase in interest expense is primarily due to the increase in outstanding borrowings under the Partnership’s revolving credit facility and a higher aggregate principal amount of our senior notes issued and outstanding for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Average outstanding borrowings under the Partnership’s revolving credit facility were $679.2 million during the three months ended September 30, 2014 compared to $76.7 million during the three months ended September 30, 2013. Average outstanding borrowings under the previous owners’ revolving credit facilities were $130.8 million during the three months ended September 30, 2013. For the three months ended September 30, 2014, the Partnership had an average of $1.113 billion aggregate principal amount of our senior notes issued and outstanding as compared to an average of $400.0 million aggregate principal amount of our senior notes issued and outstanding for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

A net loss of $45.0 million was generated for the nine months ended September 30, 2014, primarily due to impairment charges, as discussed below, and losses on commodity derivatives. Net income of $9.4 million was generated for the nine months ended September 30, 2013.

Revenues. Oil, natural gas and NGL revenues for the nine months ended September 30, 2014 totaled $368.4 million, an increase of $118.5 million compared with the nine months ended September 30, 2013. Production increased 11.1 Bcfe (approximately 27%), primarily from drilling activities and increased volumes from third party acquisitions. The average realized sales price increased $0.98 per Mcfe primarily due to higher natural gas prices and an increase in oil volumes relative to other commodities due to our acquisitions. The favorable volume and pricing variance contributed to an approximate $67.7 million and $50.8 million increase in revenues, respectively.

Lease Operating. Lease operating expenses were $93.4 million and $64.9 million for the nine months ended September 30, 2014 and 2013, respectively. On a per Mcfe basis, lease operating expenses increased to $1.80 for 2014 from $1.59 for 2013. During the nine months ended September 30, 2014, we recorded $2.9 million of estimated environmental remediation expenses associated with our Permian and Wyoming oil and gas properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the nine months ended September 30, 2014 totaled $23.1 million, an increase of $8.2 million compared with the nine months ended September 30, 2013 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes increased to $0.45 for the nine months ended September 30, 2014 from $0.36 for the nine months ended September 30, 2013 due to higher production tax rates on a per Mcfe basis for production from our Wyoming acquisition.

Depreciation, Depletion and Amortization. DD&A expense for the nine months ended September 30, 2014 was $105.8 million compared to $69.7 million for the nine months ended September 30, 2013, a $36.1 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $18.9 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $17.2 million.

Generally, if the depletable base changes, then the DD&A rate moves in the same direction. Absolute or total DD&A, as opposed to the rate per unit of production, generally moves in the same direction as production volumes.

Impairment of proved oil and natural gas properties.  For the nine months ended September 30, 2014, we recognized $67.2 million of impairments primarily related to certain properties in South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs.  We recognized $50.3 million of impairments during the three months ended September 30, 2013. The impairments related to certain properties located in East Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2014 were $31.8 million. General and administrative expenses for the nine months ended September 30, 2014 included $5.4 million of non-cash unit-based compensation expense and $3.9 million of acquisition-related costs. General and administrative expenses for the nine months ended September 30, 2013 totaled $33.4 million and included $2.3 million of non-cash unit-based compensation expense and $3.4 million of acquisition-related costs. The $1.6 million decrease in general administrative expenses included $5.8 million of one-time compensation expense related to the Tanos management buyout during the nine months ended September 30, 2013 offset by increased salaries and employee count between periods.

Gain/Loss on Commodity Derivative Instruments. Net losses on commodity derivative instruments of $28.7 million were recognized during the nine months ended September 30, 2014, consisting of $15.0 million of cash settlement payouts in addition to a $13.7 million decline in the fair value of open positions. Net gains on commodity derivative instruments of $21.2 million were recognized during the nine months ended September 30, 2013, consisting of $14.1 million of cash settlement receipts, in addition to a $7.1 million increase in the fair value of open positions.

Interest Expense, Net. Interest expense, net totaled $60.6 million during the nine months ended September 30, 2014, including losses on interest rate swaps of approximately $0.9 million, amortization of deferred financing fees of approximately $2.9 million, and accretion of net discount associated with our senior notes of $1.3 million. Interest expense, net totaled $26.0 million during the nine months ended September 30, 2013, including gains on interest rate swaps of $0.2 million, amortization of deferred financing fees of approximately $4.5 million (including write-offs associated with the previous owner’s revolving credit facility at the time their debt was repaid and terminated in March 2013) and accretion of net discount associated with our senior notes of $0.2 million. The $34.6 million increase in interest expense is primarily due to a higher aggregate principal amount of our senior notes issued and outstanding for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Average outstanding borrowings under the Partnership’s revolving credit facility were $421.9 million during the nine months ended September 30, 2014 compared to $194.0 million during the nine months ended September 30, 2013. Average outstanding borrowings under the previous owners’ revolving credit facilities were $165.7 million during the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the Partnership had an average of $839.2 million aggregate principal amount of our senior notes issued and outstanding. For the nine months ended September 30, 2013, the Partnership had an average of $231.5 million aggregate principal amount of our senior notes issued and outstanding.

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

As of September 30, 2014, our liquidity of $1.01 billion primarily consisted of $1.01 billion of available borrowings under our revolving credit facility. We had $0.6 million of cash and cash equivalents as of September 30, 2014.  On October 10, 2014, our borrowing base increased from $1.315 billion to $1.44 billion in connection with its semi-annual redetermination. Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed, and we may in the future file, a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners.  We have also filed a shelf registration statement with the SEC which will allow us to issue from time to time up to $250 million in aggregate of our common units through an “at the market” equity program in the future at prices and terms to be determined by market conditions and other factors.

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

As of September 30, 2014, we had a negative working capital balance of $53.7 million primarily due to the timing of accruals, which included accrued capital expenditures of $44.0 million and accrued interest payable of $33.2 million which was offset by a net asset balance of $17.2 million of current derivative instruments. As of September 30, 2014, we had $1.01 billion of available borrowings under our revolving credit facility to meet our working capital needs.

Capital Expenditures

For the nine months ended September 30, 2014, our total capital expenditures, excluding acquisitions, were approximately $214.1 million. Our capital spending program related to drilling, recompletions and capital workovers was approximately 96% of total capital expenditures.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of September 30, 2014, we had $301.0 million of outstanding borrowings and $6.7 million of outstanding letters of credit. On October 10, 2014, our borrowing base increased from $1.315 billion to $1.44 billion. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of September 30, 2014, we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2022 Senior Notes

On July 17, 2014, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $500.0 million aggregate principal amount of the 2022 Senior Notes. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2015. The net proceeds of approximately $484.9 million, after deducting the initial purchasers’ discounts and commissions but before estimated offering expenses, were used to repay a portion of the borrowings outstanding under our revolving credit facility and for general partnership purposes.

For additional information regarding the 2022 Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2014, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of September 30, 2014.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2014 and 2013 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect (i) the WHT Properties acquired from MRD LLC in March 2013 from February 2, 2011 (inception) through the date of acquisition and (ii) the Cinco Group acquisition. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$183,777	$147,005
Net cash used in investing activities	1,276,040	190,451
Net cash provided by financing activities	1,079,702	34,641

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net income decreased by $54.4 million and net cash provided by operating activities increased by $36.8 million. Production increased 11.1 Bcfe (approximately 27%) and average realized sales price increased $0.98 per Mcfe as previously discussed under “—Results of Operations.” Cash paid for interest during the nine months ended September 30, 2014 was $32.0 million compared to $10.1 million during the nine months ended September 30, 2013. Net cash provided by operating activities included $11.4 million period-to-period increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2014 was $1.28 billion, of which $1.08 billion was used to acquire oil and natural gas properties from third parties and $190.0 million was used for additions to oil and gas properties. Cash used in investing activities during the nine months ended September 30, 2013 was $190.4 million, of which $37.8 million was used to acquire oil and natural gas properties from third parties and $127.4 million was used for additions to oil and gas properties. During the nine months ended September 30, 2013, we paid a deposit of $25.3 million related to the Cinco Acquisition. During the nine months ended September 30, 2013, Tanos had sales proceeds of $4.5 million related to the sale of oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties.

Financing Activities. For the nine months ended September 30, 2014, we issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million, offset by approximately $12.2 million of costs incurred in conjunction with the issuance of common units. The net proceeds from these issuances were primarily used to repay borrowings on our revolving credit facility.  On March 25, 2013, we issued 9,775,000 common units representing limited partner interests in the Partnership to the public at an offering price of $18.35 per unit generating gross proceeds of approximately $179.4 million, offset by approximately $7.6 million of costs incurred in conjunction with the issuance of common units. The net proceeds from the equity offering, including our general partner’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT.

Distributions to partners during the nine months ended September 30, 2014 were $107.1 million compared to $62.9 million during 2013. The increase is due to both an increase in the outstanding units between periods and an increase in the declared cash distribution rate per unit. Distributions made by the previous owners during the nine months ended September 30, 2013 were $31.1 million.

We paid $55.4 million to MRD LLC in connection with our March 28, 2013 acquisition of all of the outstanding equity interests in WHT and repaid $89.3 million of indebtedness under WHT’s credit facility. We paid $33.9 million to WildHorse, a subsidiary of MRD LLC, on April 1, 2014 to acquire certain oil and natural properties in East Texas.

The Partnership had net payments of $275.0 million under its revolving credit facility during the nine months ended September 30, 2013. The Cinco Group had advances of $17.4 million under their credit facilities and repaid $36.6 million of outstanding borrowings during the nine months ended September 30, 2013. The Partnership had borrowings of $1.33 billion under its revolving credit facility during 2014 that were used primarily to fund the Eagle Ford and Wyoming Acquisitions and to fund its drilling program. Deferred financing costs of approximately $11.4 million were incurred during the nine months ended September 30, 2014 compared to approximately $11.2 million during the nine months ended September 30, 2013.

Proceeds of $492.4 million from the issuances of our 2022 Senior Notes and $397.6 million from the issuances of our 2021 Senior Notes during the nine months ended September 30, 2014 and 2013, respectively, were used to repay portions of our borrowings outstanding under the Partnership’s revolving credit facility and other general partnership purposes.

Contractual Obligations

During the nine months ended September 30, 2014, we assumed the following contractual obligation as a result of our Wyoming Acquisition:

		Payment or Settlement due by Period
Purchase commitment	Total	Remainder 2014	2015 - 2017	2018-2019	Thereafter

CO2 minimum purchase commitment:
Estimated payment obligation (1)	$62,103	$3,203	$35,947	$15,741	$7,212

(1)Represents firm agreement to purchase CO2 volumes as of September 30, 2014.

All other changes in our consolidated contractual obligations from those reported in our 2013 Form 10-K were incurred in the normal course of business and includes our revolving credit facility borrowings and advances and our 2022 Senior Notes issuance.

Off–Balance Sheet Arrangements

As of September 30, 2014, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2014, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2014.

At September 30, 2014, we had $301.0 million of Eurodollar borrowings outstanding under our revolving credit facility, with an interest rate of LIBOR plus 1.50%, or 1.66%. Assuming no change in the amount of debt outstanding, the impact on interest expense of a 10% increase or decrease in the in the variable component of the stated interest rates, after giving effect to our interest rate swaps that were in place at September 30, 2014, would be less than $0.1 million per year.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	September 30, 2014
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$690,182	$700,000
2022 Senior Notes, fixed-rate due August 1, 2022	492,618	475,000

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2014, after taking into effect netting arrangements, we do not have any counterparty exposure related to our derivative instruments. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $37.5 million against amounts outstanding under our revolving credit facility at September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Security holders and potential investors in our securities should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014; and the revised, clarified and supplemented risk factors disclosed in our Current Report on Form 8-K filed with the SEC on July 1, 2014 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 filed with the SEC on August 6, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s 0.1% interest in us was represented by 86,797 general partner units at September 30, 2014. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the nine months ended September 30, 2014, awards of restricted common units were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to executive officers and independent directors of our general partner and to other Memorial Resource employees who provide services to the Partnership. In conjunction with the issuance of these restricted common units and our equity offerings on July 15, 2014 and September 9, 2014, we issued 25,497 general partner units to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner, was approximately $0.6 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The following table summarizes our repurchase activity during the quarterly period ended September 30, 2014:

Maximum
			Total Number of	Number of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
July 1, 2014 to September 30, 2014 (1)	908	$17.79	—	—
(1)Represents common units surrendered to satisfy tax liabilities incident to the vesting of restricted common units issued under the LTIP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number		Description

2.1##	—

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

Third Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 6, 2014).

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

Eighth Amendment to Credit Agreement, dated as of October 10, 2014, by and among Memorial Production Partners LP, Memorial Production Operating LLC, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Royal Bank of Canada, The Royal Bank of Scotland plc, MUFG Union Bank, N.A. f/k/a Union Bank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 14, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: November 5, 2014	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President, Finance of
Memorial Production Partners GP LLC