Form 10-K
period 2014-12-31
Memorial Production Partners LP
filed 2015-02-26
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10–K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. Check one:

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the common units held by non-affiliates was approximately $1.34 billion on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Market on such date. As of February 20, 2015, the registrant had 84,020,116 common units, and 86,797 general partner units outstanding.

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

•

“Cinco Group” refers to (i) certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies owned by: (a) Boaz Energy, LLC (“Boaz”), (b) Crown Energy Partners, LLC (“Crown”), (c) the Crown net profits overriding royalty interest and overriding royalty interest (“Crown NPI/ORRI”), (d) Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), (e) Stanolind Oil and Gas SPV LLC (“Stanolind SPV”), (f) Tanos Energy, LLC (“Tanos”), together with its wholly-owned subsidiaries, and (g) Prospect Energy, LLC (“Prospect”) and (ii) certain oil and natural gas properties in Jackson County, Texas (the “MRD Assets”) owned by Memorial Resource. The Partnership acquired substantially all of the Cinco Group on October 1, 2013 from: (x) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which were primarily owned by two of the Funds (defined below) and (y) MRD LLC;

•

“the previous owners” for accounting and financial reporting purposes refers collectively to: (a) certain oil and natural gas properties the Partnership acquired from MRD LLC in April and May 2012 (“Tanos/Classic Properties”) for periods after common control commenced through their respective acquisition dates, (b) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition, (c) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT from February 2, 2011 (inception) through the date of acquisition, and (d) the Cinco Group for periods after common control commenced through the date of acquisition;

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

•	“MRD Holdco” refers to MRD Holdco LLC, which together with a group controls Memorial Resource. As of February 13, 2015, MRD Holdco also owns approximately 6% of our outstanding common units; and

•	“NGP” refers to Natural Gas Partners. The Funds, which are three of the private equity funds managed by NGP, collectively control MRD Holdco.

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;

•	ability to replace the reserves we produce through drilling and property acquisitions;

•	drilling locations;

•	oil and natural gas reserves;

•	technology;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	lease operating expenses;

•	general and administrative expenses;

•	future operating results;

•	cash flows and liquidity;

•	ability to procure drilling and production equipment;

•	ability to procure oil field labor;

•	planned capital expenditures and the availability of capital resources to fund capital expenditures;

•	ability to access capital markets;

•	marketing of oil, natural gas and NGLs;

•	expectations regarding general economic conditions;

•	competition in the oil and natural gas industry;

•	effectiveness of risk management activities;

•	environmental liabilities;

•	counterparty credit risk;

•	expectations regarding governmental regulation and taxation;

•	expectations regarding distributions and distribution rates;

•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

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

Overview

We are a Delaware limited partnership formed in April 2011 to own, acquire and exploit oil and natural gas properties in North America. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2014:

•	Our total estimated proved reserves were approximately 1,454 Bcfe, of which approximately 38% were natural gas and 63% were classified as proved developed reserves;
•

We produced from 3,424 gross (1,998 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 93% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2014 was 227.8 MMcfe/d, implying a reserve-to-production ratio of approximately 18 years.

Recent Developments

2015 Acquisition

On February 23, 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78 million in cash for Memorial Resource’s East Texas and non-core Louisiana oil and gas properties (the “Property Swap”).  Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors.  This transaction has an effective date of January 1, 2015.

Conversion of Subordinated Units

The subordination period for the 5,360,912 subordinated units ended on February 13, 2015.  All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one to one basis at the end of the subordination period.

2014 Developments

MEMP Repurchase Program

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”).  Under the MEMP Repurchase Program, units may be repurchased and retired from time to time at our discretion on the open market.  The MEMP Repurchase Program does not obligate us to repurchase any dollar amount or specific number of common units and may be discontinued at any time.  Through February 1, 2015 we repurchased $41.4 million in common units, which represents a repurchase of 2,809,495 common units.

2022 Senior Notes Offering

In July 2014, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $500.0 million aggregate principal amount of 6.875% senior unsecured notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the subsidiary guarantors named in the indenture and by certain future subsidiaries of the Partnership. The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and

August 1 of each year, commencing February 1, 2015. The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the 2022 Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers or certain of our subsidiaries, all outstanding 2022 Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2022 Senior Notes may declare all the 2022 Senior Notes to be due and payable immediately. The net proceeds from the notes offering were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general partnership purposes. In January 2015, we repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at an average price of 83.000% of the face value of the 2022 Senior Notes.  For information regarding the Senior Notes, see Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

2014 Equity Offerings

In September 2014, we sold 14,950,000 common units in a public offering (including 1,950,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units). In July 2014, we sold 9,890,000 common units in a public offering (including 1,290,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units).  The net proceeds of approximately $541.3 million from these equity offerings, including our general partner’s proportionate capital contribution, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Acquisitions of Oil and Gas Properties

Wyoming Acquisition. In July 2014, we acquired certain oil and natural gas liquids properties in Wyoming from a third party for a purchase price of approximately $906.1 million (the “Wyoming Acquisition”).

Eagle Ford Acquisition. In March 2014, we acquired certain oil and natural gas producing properties in the Eagle Ford from a third party for a purchase price of approximately $168.1 million (the “Eagle Ford Acquisition”). In addition, we acquired a 30% interest in the seller’s Eagle Ford leasehold.

See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for more information about these acquisitions.

Properties

We engaged Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2014. The following table summarizes information, based on a reserve report prepared by our internal reserve engineers and audited by NSAI and Ryder Scott (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2014 and our average net production for the three months ended December 31, 2014:

						Average Net		Average
	Estimated Net Proved Reserves					Production		Reserve-to-	Producing Wells
		% Oil	% Natural	% Proved	Standardized		% of	Production
Region	Bcfe (1)	and NGL	Gas	Developed	Measure (2)	MMcfe/d	Total	Ratio (3)	Gross	Net
					(in millions)			(Years)
East Texas/North Louisiana	545	31%	69%	62%	$684	127.0	55.8%	11.8	1,298	667
Rockies	557	91%	9%	61%	1,236	44.4	19.5%	34.4	819	382
South Texas	190	32%	68%	79%	321	32.8	14.4%	15.9	703	426
Permian	87	96%	4%	51%	175	11.7	5.1%	20.4	546	493
California	75	100%	0%	69%	344	11.9	5.2%	17.3	58	30
Total	1,454	62%	38%	63%	$2,760	227.8	100.00%	17.5	3,424	1,998

(1)Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus, make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to commodity derivative contracts.

(3)The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2014 by the annualized average net production for the three months ended December 31, 2014.

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

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•

Our diversified asset portfolio is characterized by long-lived reserves with low geologic risk, significant production history and predictable production decline rates. Our well life is typically more than 20 years, providing a long history of production that enables better predictability of future production decline rates. Our total estimated proved reserves had a reserve-to-production ratio of approximately 18 years based on our average net production for the three months ended December 31, 2014. Based on our reserve report, as of December 31, 2014, our estimated average proved developed producing decline rate per year is approximately 14% for the first three years and 7% thereafter.

•

Our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP), which we believe (i) provide us with access to a portfolio of additional oil and natural gas properties that meet our acquisition criteria and (ii) help us with access to and in the evaluation and execution of future acquisitions. Memorial Resource was formed in part to own and acquire producing properties and to develop properties into mature, long-lived producing assets. As of December 31, 2014, Memorial Resource had total estimated proved reserves of approximately 1,632 Bcfe, primarily located in East Texas, North Louisiana and the Rockies. Based on Memorial Resource’s intention to develop its properties and Memorial Resource’s ownership interests in us, we believe we may be able to acquire additional assets from Memorial Resource, the Funds, or their respective affiliates in the future, although none of them have any obligation to offer or sell properties to us. Additionally, we believe that our ability to use the industry relationships and broad expertise of Memorial Resource and NGP in expanding our access to acquisitions and evaluating oil and natural gas assets expands our opportunities and differentiates us from many of our competitors. We expect to have the opportunity to work jointly with Memorial Resource to pursue acquisitions of oil and natural gas properties that we would not otherwise be able to pursue on our own or that may not otherwise be attractive acquisition candidates for either of us individually. We leveraged our relationship with Memorial Resource during 2014 by acquiring certain oil and natural gas properties in East Texas and Colorado from subsidiaries of Memorial Resource, in April 2014 and October 2014, respectively.

•

Our relationship with Memorial Resource, which provides us with extensive technical expertise in and familiarity with developing and operating oil and natural gas assets within our core focus areas. Through our omnibus agreement with Memorial Resource, we have the operational support of petroleum professionals, many of whom have significant engineering and geoscience expertise in South Texas, East Texas, Permian Basin, Rockies and/or offshore California, which are our current geographical areas of focus. As of December 31, 2014, Memorial Resource has a team of over 500 employees, including over 90 engineers, geologists and land professionals as well as other experienced exploration, development and production professionals. We believe that this technical expertise and depth differentiates us from, and provides us with a competitive advantage over, many of our competitors. We intend to continue to utilize these resources in maximizing our production and ultimate reserve recovery, which could add substantial value to our assets.

•

Our substantial inventory of proved operated infill drilling, recompletion and development opportunities. We have a substantial inventory of low risk, proved undeveloped locations. At December 31, 2014, our properties included approximately 533 Bcfe of estimated proved undeveloped reserves, and had 586 identified low-risk proved drilling locations and 354 proved recompletion and development opportunities.

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

Our Principal Business Relationships

Our Relationship with Memorial Resource

Memorial Resource is a publicly traded Delaware corporation focused on the exploration, development and acquisition of natural gas and oil properties. Memorial Resource is engaged in its business with the objective of growing its reserves, production and cash flows.

Memorial Resource owns all of the voting interests in our general partner, which owns 50% of our incentive distribution rights. Our general partner is party to an omnibus agreement with a wholly owned subsidiary of Memorial Resource and the Partnership in which Memorial Resource has agreed to provide the administrative, management and operational services that we believe are necessary to allow our general partner to manage, operate and grow our business.

As of December 31, 2014, Memorial Resource had total estimated proved reserves of approximately 1,632 Bcfe, primarily located in East Texas, North Louisiana and the Rockies. We believe that many of these properties are (or after additional capital is invested will become) suitable for us, based on our criteria that suitable properties consist of mature oil and natural gas reservoirs with long-lived, low-decline, predictable production profiles.

Because it is entitled to 50% of any cash distributed with respect to our incentive distribution rights and it controls our general partner, we believe Memorial Resource will be motivated to support the successful execution of our business strategy and will provide us with opportunities to pursue acquisitions that will be accretive to our unitholders. Memorial Resource views our partnership as part of its growth strategy, and we believe that Memorial Resource will be incentivized to contribute or sell additional assets to us and to pursue acquisitions jointly with us in the future.  However, Memorial Resource regularly evaluates acquisitions and dispositions and may elect to acquire or dispose of properties in the future without offering us the opportunity to participate in those transactions. Although we believe Memorial Resource is incentivized to offer properties to us for purchase, Memorial Resource has no obligation to sell or offer properties to us.

Our Relationship with Natural Gas Partners and the Funds

Founded in 1988, NGP is a family of private equity investment funds organized to make investments in the energy and natural resources sectors.  NGP is part of the investment platform of NGP Energy Capital Management, a premier investment franchise in the natural resources industry with $16.5 billion in cumulative committed capital under management since inception. The employees of NGP are experienced energy professionals with substantial expertise in investing in the oil and natural gas business. In connection with NGP’s business, these employees review a large number of potential acquisitions and are involved in decisions relating to the acquisition and disposition of oil and natural gas assets by the various portfolio companies in which NGP owns interests. We believe that our relationship with NGP, and its experience investing in oil and natural gas companies, provides us with a number of benefits, including increased exposure to acquisition opportunities and access to a significant group of transactional and financial professionals who have experience in assisting the companies in which it has invested to meet their financial and strategic growth objectives. Although we may have the opportunity to make acquisitions as a result of our relationship with NGP, NGP has no legal obligation to offer to us (or inform us about) any acquisition opportunities, may decide not to offer any acquisition opportunities to us and is not restricted from competing with us, and we cannot say which, if any, of such potential acquisition opportunities we would choose to pursue.

The Funds, which are three of the private equity funds managed by NGP, collectively control MRD Holdco, which together with a group controls Memorial Resource. MRD Holdco is our largest unitholder as of February 13, 2015, holding 5,360,912 common units (approximately 6% of all outstanding).  The Funds collectively indirectly own 50% of our incentive distribution rights. The remaining 50% of our incentive distribution rights is owned by our general partner, which is owned by Memorial Resource. Given this alignment of interests between NGP, the Funds, Memorial Resource and us, we believe we benefit from the collective expertise of NGP’s employees and their extensive network of industry relationships, and accordingly the access to potential acquisition opportunities that might not otherwise be available to us. However, neither NGP nor the Funds has any obligation to provide any such access or opportunities to us.

Our Areas of Operation

East Texas/North Louisiana

Approximately 37% of our estimated proved reserves as of December 31, 2014 and approximately 56% of our average daily net production for the three months ended December 31, 2014 were located in the East Texas/North Louisiana region. Our East Texas/North Louisiana properties include wells and properties located in Navarro, Anderson, Wood, Upshur, Gregg, Harrison, Rusk, Panola, Leon, Polk, Smith, Tyler and Shelby Counties, Texas and De Soto and Lincoln Parishes, Louisiana. Those properties collectively contained 545 Bcfe of estimated net proved reserves as of December 31, 2014 based on our reserve report and generated average net production of 127.0 MMcfe/d for the three months ended December 31, 2014. Our East Texas/North Louisiana properties include properties in the Joaquin and Carthage fields in Panola and Shelby Counties, the Willow Springs field located in Gregg County, the East Henderson field located in Rusk County, and the Terryville field located in Lincoln Parish. For information regarding the Property Swap, see “—Recent Developments—2015 Acquisition” contained herein.

Rockies

Approximately 38% of our estimated proved reserves as of December 31, 2014 and approximately 20% of our average daily net production for the three months ended December 31, 2014 were located in the Rockies region. Our Rockies properties are primarily located in Larimer and Weld Counties of Colorado and Carbon, Lincoln, Sublette, Sweetwater and Uinta Counties of Wyoming. Key fields include the Lost Soldier and Wertz fields. Our Rockies properties contained 84.2  MMBbls and 51.5 Bcf of estimated net proved reserves of oil and natural gas, respectively, as of December 31, 2014 based on our reserve report and generated average net production of 44.4 MMcfe/d for the three months ended December 31, 2014.

Based on our reserve report, the Lost Soldier field contains more than 15% of our total estimated reserves. The oil properties in this field were acquired in July 2014 in the Wyoming Acquisition. The following table summarizes production volumes from this field from the date of acquisition through December 31, 2014:

Year Ended
December 31,
2014
Production Volumes:
Oil (MBbls)	514
NGLs (MBbls)	106
Total (MMcfe)	3,717
Average net production (MMcfe/d)	20.2

South Texas

Approximately 13% of our estimated proved reserves as of December 31, 2014 and approximately 14% of our average daily net production for the three months ended December 31, 2014 were located in the South Texas region. Our South Texas properties include wells and properties in numerous natural gas weighted fields located in Dewitt, Karnes, McMullen, Live Oak, Duval, Jim Hogg, Webb and Zapata Counties, Texas, including the Eagleville, NE Thompsonville, Laredo and East Seven Sisters fields. Our South Texas properties also include oil and natural gas producing properties acquired in the Eagle Ford Acquisition.  Our South Texas properties contained 190 Bcfe of estimated net proved reserves as of December 31, 2014 based on our reserve report. Those properties collectively generated average net production of 32.8 MMcfe/d for the three months ended December 31, 2014.

Permian Basin

Approximately 6% of our estimated proved reserves as of December 31, 2014 and approximately 5% of our average daily net production for the three months ended December 31, 2014 were located in the Permian Basin region of West Texas and New Mexico. Our Permian Basin properties include wells in Andrews, Archer, Baylor, Cochran, Coke, Crane, Crockett, Dawson, Ector, Gaines, Glasscock, Hockley, Jones, Loving, Pecos, Runnels, Shackelford, Terry, Tom Green, Ward, Winkler and Yoakum Counties of Texas and Eddy County of New Mexico. Key fields include the Anita, Atoka, Bronte, Dimmitt, Elkhorn, Hendrick, Kingdom Abo and North Square Lake fields. Our Permian Basin properties contained 13.9 MMBbls and 3.5 Bcf of estimated net proved reserves of oil and natural gas, respectively, as of December 31, 2014 based on our reserve report and generated average net production of 11.7 MMcfe/d for the three months ended December 31, 2014.

Offshore Southern California

Approximately 5% of our estimated proved reserves as of December 31, 2014 and approximately 5% of our average daily net production for the three months ended December 31, 2014 were located offshore Southern California. These properties, the Beta properties, consist of: (i) a 51.75% working interest and a 35.03% average net revenue interest in three Pacific Outer Continental Shelf blocks (P-0300, P-0301 and P-0306), referred to as the Beta unit, in the Beta Field located in federal waters approximately 11 miles offshore the Port of Long Beach, California; (ii) a 4.575% overriding royalty interest in the Beta unit; (iii) a 51.75% undivided interest in (a) two wellbore production platforms with permanent drilling equipment systems and (b) one production handling and processing platform; and (iv) a 51.75% controlling equity interest in a 17.5-mile pipeline and an onshore tankage and metering facility. Our Beta properties contained 12.5 MMBbls of estimated net proved reserves as of December 31, 2014 based on our reserve report. The Beta properties collectively generated average net production of 1,989 Bbls/d for the three months ended December 31, 2014.

The Beta properties include a 51.75% undivided interest in: two wellbore production platforms, referred to as the Ellen and Eureka platforms, with permanent drilling equipment systems and one production handling and processing platform, referred to as the Elly platform. The Beta properties also include a controlling interest in the San Pedro Bay Pipeline Company, which owns and operates a 16-inch diameter oil pipeline that extends approximately 17.5 miles from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Our proved reserves were estimated at the well or unit level and audited for reporting purposes by NSAI and Ryder Scott, our independent reserve engineers. Memorial Resource maintains internal evaluations of our reserves in a secure reserve engineering database. NSAI and Ryder Scott interact with Memorial Resource’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves audit process. Reserves are reviewed and approved internally by our senior management on a semi-annual basis and evaluated by our lender group on at least a semi-annual basis in connection with borrowing base redeterminations under our revolving credit facility. Our reserve estimates are audited by NSAI and Ryder Scott at least annually.

Our internal professional staff works closely with NSAI and Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve audit process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, we provide NSAI and Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their audit of our reserves.

Qualifications of Responsible Technical Persons

Internal Engineers. John D. Williams is the technical person at Memorial Resource primarily responsible to liaison with and provide oversight of our third-party reserve engineers, which audited the internally prepared reserve report for our properties. Mr. Williams has been practicing petroleum engineering at Memorial Resource since March 2012. Mr. Williams is a Registered Professional Engineer in the State of Texas with over 18 years of experience in the estimation and evaluation of reserves. From April 2005 to March 2012, he held various positions at Southwestern Energy Company, most recently as Reservoir Engineering Manager. From August 1998 to April 2005, he served in various capacities at Ryder Scott Company, which culminated in his serving as Vice President. Mr. Williams is a graduate of the University of Texas at Austin with a B.S. in petroleum engineering and a M.S. in petroleum engineering.

Ryder Scott Company, L.P. Ryder Scott is an independent oil and natural gas consulting firm. No director, officer, or key employee of Ryder Scott has any financial ownership in us, the Funds, or any of their respective affiliates. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. Ryder Scott has not performed other work for us, the Funds, or any of their respective affiliates that would affect its objectivity. The audit of estimates of our proved reserves presented in the Ryder Scott reports were overseen by Miles Robert Palke.

Miles Palke has been practicing consulting petroleum engineering at Ryder Scott since 2010.  Mr. Palke is a Licensed Professional Engineer in the State of Texas and has over 18 years of practical experience in petroleum engineering, with over 18 years of experience in the estimation and evaluation of reserves.  He graduated from Texas A&M with a B.S. in petroleum engineering and from Stanford University with a M.S. in petroleum engineering.

Mr. Palke meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Netherland, Sewell & Associates, Inc. NSAI is an independent oil and natural gas consulting firm. No director, officer, or key employee of NSAI has any financial ownership in us, Memorial Resource, the Funds, or any of their respective affiliates. NSAI’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. NSAI has not performed other work for us, Memorial Resource, the Funds, or any of their respective affiliates that would affect its objectivity. The audit of estimates of proved reserves at December 31, 2014 presented in the NSAI report were overseen by Mr. Justin S. Hamilton; Mr. David E. Nice; Mr. Richard B. Talley, Jr.; Mr. Philip S. (Scott) Frost; Mr. Eric J. Stevens; Mr. Craig H. Adams; Mr. Nathan C. Shahan and Mr. William J. Knights.

Justin Hamilton has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Hamilton is a Licensed Professional Engineer in the State of Texas (License No. 104999) and has over 14 years of practical experience in petroleum engineering, with over 14 years of experience in the estimation and evaluation of reserves. He graduated from Brigham Young University in 2000 with a B.S. in mechanical engineering and from the University of Texas in 2007 with a M.B.A.

David Nice has been practicing consulting petroleum geology at NSAI since 1998. Mr. Nice is a Licensed Professional Geoscientist in the State of Texas (License No. 346) and has over 29 years of practical experience in petroleum geosciences, with over 16 years of experience in the estimation and evaluation of reserves. He graduated from University of Wyoming in 1982 with a B.S. in geology and in 1985 with a M.S. in geology.

Richard Talley has been practicing consulting petroleum engineering at NSAI since 2004. Mr. Talley is a Licensed Professional Engineer in the State of Texas (License No. 102425) and in the State of Louisiana (License No. 36998) and has over 16 years of practical experience in petroleum engineering, with over 10 years of experience in the estimation and evaluation of reserves. He graduated from University of Oklahoma in 1998 with a B.S. in mechanical engineering and from Tulane University in 2001 with a M.B.A.

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

Eric Stevens has been practicing consulting petroleum engineering at NSAI since 2007. Mr. Stevens is a Licensed Professional Engineer in the State of Texas (License No. 102415) and has over 12 years of practical experience in petroleum engineering, with over 12 years of experience in the estimation and evaluation of reserves. He graduated from Brigham Young University in 2002 with a B.S. in mechanical engineering.

Craig Adams has been practicing consulting petroleum engineering at NSAI since 1997. Mr. Adams is a Licensed Professional Engineer in the State of Texas (License No. 68137) and has over 30 years of practical experience in petroleum engineering, with over 18 years of experience in the estimation and evaluation of reserves. He graduated from Texas Tech University in 1985 with a B.S. in petroleum engineering.

Nathan Shahan has been practicing consulting petroleum engineering at NSAI since 2007. Mr. Shahan is a Licensed Professional Engineer in the State of Texas (License No. 102389) and has over 13 years of practical experience in petroleum engineering, with over 8 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 2002 with a B.S. in petroleum engineering and in 2007 with a M.E. in petroleum engineering.

William Knights has been practicing consulting petroleum geoscience at NSAI since 1991.  Mr. Knights, is a Licensed Professional Geoscientist in the State of Texas, Geology (License No. 1532), and has over 10 years of prior industry experience.  He graduated from Texas Christian University in 1981 with a Bachelor of Science Degree in Geology and in 1984 with a Master of Science Degree in Geology.

All eight technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; all eight are proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2014, based on our internally prepared reserve report audited by NSAI and Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MMcfe) (1)
Estimated Proved Reserves
Developed	54,526	380,397	35,539	920,783
Undeveloped	45,044	179,230	13,939	533,128
Total	99,570	559,627	49,478	1,453,911

Proved developed reserves as a percentage of total proved reserves				63%

Standardized measure (in thousands) (2)				$2,759,607

Oil and Natural Gas Prices (3)
Oil – WTI per bbl				$91.48
Natural gas – Henry Hub per MMBtu				$4.35

(1)Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest expense, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our commodity derivative contracts, please read “Item 1. Business—Operations—Derivative Activities” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Derivative Contracts.”

(3)Our estimated net proved reserves and related standardized measure were determined using 12-month average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves as of December 31, 2014 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs have been substantially funded from cash flow from operations. Our expectation is to continue to fund our drilling and development programs, with respect to maintenance capital expenditures, primarily from our cash flow from operations, and to fund growth capital expenditures with external capital. Based on our current expectations of our cash flows and available external capital (including from our revolving credit facility), as well as our planned drilling and development programs, which include drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions in the next five years from our cash flow from operations and, if needed, our revolving credit facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

During the fiscal year ended 2014, our proved undeveloped reserves increased 134.9 Bcfe, from 398.2 Bcfe to 533.1 Bcfe. We made approximately $164.0 million of capital expenditures during the year ended December 31, 2014 to convert approximately 112 Bcfe of proved undeveloped reserves to proved developed reserves. This decrease of 112 Bcfe was offset by a 246.9 Bcfe increase in proved undeveloped reserves during the year ended December 31, 2014 primarily due to acquisitions, reserve additions and price revisions.

Production, Revenue and Price History

For a description of our and the previous owners’ combined historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize our average net production, average sales prices by product and average production costs by geographic region for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31, 2014
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)

East Texas/North Louisiana	497	$89.11	1,741	$28.16	30,195	$3.91	43,620	$4.85	$0.80
Rockies	875	79.83	225	48.50	3,508	3.95	10,109	9.36	3.16
Permian	664	85.51	—	—	529	5.67	4,512	13.24	6.44
South Texas	419	87.62	177	27.02	7,262	3.88	10,841	6.43	1.55
California	637	86.03	—	—	—	—	3,820	14.34	5.77
Total	3,092	$84.88	2,143	$30.20	41,494	$3.93	72,902	$6.72	$1.85

Average net production (Mmcfe/d)							199.7

	Year Ended December 31, 2013
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)

East Texas/North Louisiana	383	$100.61	1,368	$31.26	24,946	$3.33	35,450	$4.64	$0.80
Rockies	75	88.95	17	30.88	2,739	3.62	3,291	5.19	1.62
Permian	731	93.59	—	—	650	4.81	5,038	14.21	4.18
South Texas	26	91.31	247	32.08	7,589	3.00	9,228	3.58	1.41
California	549	100.31	—	—	—	—	3,296	16.72	6.36
Total	1,764	$96.98	1,632	$31.38	35,924	$3.31	56,303	$6.06	$1.58

Average net production (Mmcfe/d)							154.3

	Year Ended December 31, 2012
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)

East Texas/North Louisiana	247	$94.60	745	$36.78	16,853	$2.51	22,804	$4.08	$1.18
Rockies	75	85.78	—	—	2,576	2.71	3,026	4.44	1.42
Permian	596	90.22	—	—	653	4.46	4,231	13.40	4.10
South Texas	27	91.09	—	—	9,662	3.20	9,824	3.40	1.30
California	574	102.96	—	—	—	—	3,444	17.16	5.49
Total	1,519	$95.54	745	$36.78	29,744	$2.82	43,329	$5.90	$1.85

Average net production (Mmcfe/d)							118.4

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2014.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	766	710	1,444	1,098
Non-operated	263	26	951	164
Total	1,029	736	2,395	1,262

(1)Includes wells operated by Memorial Resource on our behalf.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2014, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2014 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
East Texas/North Louisiana	169,134	85,000
Rockies	137,824	69,691
South Texas	110,038	99,513
Permian	37,766	35,756
Total	454,762	289,960

(1)Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(2)A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(3)A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth information as of December 31, 2014 relating to our undeveloped leasehold acreage (including the remaining terms of leases and concessions).

	Undeveloped		Net Acreage Subject to
Region	Acreage		Lease Expiration by Year
	Gross (1)	Net (2)	2015	2016	2017
Rockies	88,820	52,072	2,557	3,963	7,800
Permian	11,867	11,804	804	531	—
East Texas/North Louisiana	9,962	3,165	205	840	128
South Texas	2,717	2,204	13	—	—
Total	113,366	69,245	3,579	5,334	7,928

(1)A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(2)A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities consist entirely of development wells. The following table sets forth information with respect to wells drilled and completed by us or the previous owners during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2014, 12.0 gross (8.0 net) wells were in various stages of completion.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	102.0	57.3	45.0	32.6	38.0	24.4
Dry	7.0	1.9	—	—	1.0	1.0
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	102.0	57.3	45.0	32.6	38.0	24.4
Dry	7.0	1.9	—	—	1.0	1.0
Total	109.0	59.2	45.0	32.6	39.0	25.4

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Operations

General

As of December 31, 2014, the Partnership or Memorial Resource is the operator of record of the properties containing 93% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place. Pursuant to our omnibus agreement, Memorial Resource provides management, administrative and operating services to our general partner and us to manage and operate our business and assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement” for more information about the omnibus agreement.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2014	2013	2012
Major customers:
Phillips 66 (1)	13%	15%	13%
ConocoPhillips (1)	n/a	n/a	14%
Sinclair Oil & Gas Company	12%	n/a	n/a

(1)Phillips 66 purchased production pursuant to existing marketing agreements with terms that are currently on “evergreen” status. Evergreen contracts automatically renew on a month-to-month basis until either party gives 30 or 60 days advance written notice of non-renewal. Phillips 66 was a subsidiary of ConocoPhillips through April 30, 2012.  Accordingly, any revenues generated from Phillips 66 prior to May 1, 2012 were reported under ConocoPhillips.

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our revolving credit facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. Our outstanding commodity derivative contracts currently consist of floating-for-fixed swaps, costless collars, call spreads, and basis swaps.

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

It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit facility are counterparties to our derivative contracts. We will continue to evaluate the benefit of employing derivatives in the future. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

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

Hydraulic Fracturing

We use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Nearly all of our proved non-producing and proved undeveloped reserves associated with future drilling, recompletion, and refracture stimulation projects, or approximately   36% of our total estimated proved reserves as of December 31, 2014, require hydraulic fracturing.

We have and continue to follow applicable industry standard practices and legal requirements for groundwater protection in our operations which are subject to supervision by state and federal regulators (including the Bureau of Land Management on federal acreage). These protective measures include setting surface casing at a depth sufficient to protect fresh water zones as determined by regulatory agencies, and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. This aspect of well design essentially eliminates a pathway for the fracturing fluid to contact any aquifers during the hydraulic fracturing operations. For recompletions of existing wells, the production casing is pressure tested prior to perforating the new completion interval.

Injection rates and pressures are monitored instantaneously and in real time at the surface during our hydraulic fracturing operations. Pressure is monitored on both the injection string and the immediate annulus to the injection string. Hydraulic fracturing operations would be shut down immediately if an abrupt change occurred to the injection pressure or annular pressure.

Certain state regulations require disclosure of the components in the solutions used in hydraulic fracturing operations. Approximately 99% of the hydraulic fracturing fluids we use are made up of water and sand. The remainder of the constituents in the fracturing fluid are managed and used in accordance with applicable requirements.

Hydraulic fracture stimulation requires the use of a significant volume of water. Upon flowback of the water, we dispose of it in a way that minimizes the impact to nearby surface water by disposing into approved disposal or injection wells. We currently do not discharge water to the surface.

For information regarding existing and proposed governmental regulations regarding hydraulic fracturing and related environmental matters, please read “—Regulation of Environmental and Occupational Health and Safety Matters—Hydraulic Fracturing.”

Insurance

In accordance with customary industry practice, we and Memorial Resource maintain insurance against many potential operational risks and losses that could be covered by the following policies:

● Commercial General Liability;	● Oil Pollution Act Liability;
● Primary Umbrella / Excess Liability;	● Pollution Legal Liability;
● Property;	● Charterer’s Legal Liability;
● Workers’ Compensation;	● Non-Owned Aircraft Liability;
● Employer’s Liability;	● Automobile Liability;
● Maritime Employer’s Liability;	● Directors & Officers Liability;
● U.S. Longshore and Harbor Workers’;	● Employment Practices Liability;
● Energy Package/Control of Well;	● Crime; and
● Loss of Production (offshore only);	● Fiduciary

Onshore and Offshore Insurance Program. We and Memorial Resource maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2014, we maintain commercial general liability insurance, automobile liability insurance and umbrella/excess liability insurance. Our commercial general liability insurance has limits of $1.0 million per occurrence/$2.0 million in the aggregate and a $250,000 self-insured retention. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden and accidental pollution liability.  Our automobile liability insurance has limits of $1.0 million per occurrence. Our umbrella/excess liability limits for each occurrence is a minimum of $25.0 million. There is no deductible on our umbrella/excess liability insurance. Our umbrella/excess liability insurance is in addition to our general and automobile liability policy and may be triggered if the general or automobile liability insurance policy limits are exceeded and exhausted. In addition, we maintain an energy package policy that includes control of well coverage (“COW”) with per occurrence limits for COW ranging from $10.0 million to $100.0 million and retentions ranging from $100,000 to $500,000. Specific to offshore operations, the energy package policy also includes loss of production income coverage insuring us against a loss up to $64.8 million due to a temporary interruption in the oil supply from our offshore facilities as a result of an insured physical loss to our offshore facilities. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells.  We maintain two separate Pollution Legal Liability (“PLL”) policies, one for all U.S. onshore operations, excluding California and one for California only. Our PLL non-California insurance policy has limits of $10.0 million per pollution event with a $1.0 million deductible.  Our PLL California-only insurance policy has limits of $10.0 million with a $50,000 deductible per event.

As of December 31, 2014, we have insurance policies in effect that are intended to provide coverage for pollution losses including those related to our hydraulic fracturing operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities, and we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

We enter into master services agreements, or MSAs, with various service providers. These MSAs allocate potential liabilities and risks between the parties. Under certain MSAs, we indemnify the hydraulic fracturing service providers for pollution and contamination of any kind, damages to or losses from wells or underground formations and damages to property, including pipelines, storage or production facilities. Under certain other MSAs, the service providers indemnify us for pollution or contamination that originates above the surface and is caused by the service provider’s equipment or services, unless such pollution or contamination is caused by our gross negligence or willful misconduct, and we indemnify the service providers for all other pollution or contamination that may occur during operations (including that which may result from seepage or any other uncontrolled flow of oil, natural gas or other fluids from the well), unless such pollution or contamination is caused by the service provider’s gross negligence or willful misconduct. Generally, we also agree to indemnify the service providers against claims arising from our employees’ bodily injury or death to the extent that our employees are injured by such hydraulic fracturing operations, unless resulting from the service provider’s gross negligence or willful misconduct. Similarly, the service providers generally agree to indemnify us for liabilities arising from bodily injury to or death of any of their employees, unless resulting from our gross negligence or willful misconduct. In addition, the service providers generally agree to indemnify us for loss or destruction of property or equipment that they own, unless resulting from our gross negligence or willful misconduct. In turn, we generally agree to indemnify the service providers for loss or destruction of property or equipment we own, unless resulting from the service provider’s gross negligence or willful misconduct.

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

BOEM & BSEE

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters. The Bureau of Ocean Energy Management, Regulation and Enforcement (formerly the Minerals Management Service) was replaced by the Bureau of Ocean Energy Management, or BOEM, and the Bureau of Safety and Environmental Enforcement, or BSEE, as part of a major reorganization. These two recently formed bureaus have broad authority to regulate our oil and gas operations associated with our Beta properties.

The BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the EPA.

The BSEE is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. The BSEE has regulations requiring offshore production facilities and pipelines located on the Outer Continental Shelf, or OCS, to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization. The BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. The BSEE generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met.

The BOEM and BSEE have adopted regulations providing for enforcement actions, including civil penalties, and lease forfeiture or cancellation for failure to comply with regulatory requirements for offshore operations. If we fail to pay royalties or comply with safety and environmental regulations, the BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated. Delays in the approval or refusal of plans and issuance of permits by the BOEM or BSEE because of staffing, economic, environmental or other reasons (or other actions taken by the BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by the BOEM and BSEE regulations are frequently changed and subject to new interpretations.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as CERCLA or the Superfund law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons deemed “responsible parties.” These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release or disposal of hazardous substances, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Also, comparable state statutes may not contain a similar exemption for petroleum. In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Oil Pollution Act of 1990, or OPA, is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The OPA establishes a liability limit for onshore facilities of $350 million per spill. These liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Game's Office of Oil Spill Prevention and Response have adopted oil-spill prevention regulations that overlap with federal regulations.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, or RCRA, as amended, and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. It is possible, however, that these wastes, which could include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-

categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

It is possible that our oil and natural gas operations may require us to manage naturally occurring radioactive materials, or NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states have enacted regulations governing the handling, treatment, storage and disposal of NORM.

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. We believe that we are in substantial compliance with the requirements of CERCLA, RCRA, OPA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations required under such laws and regulations. Although we believe that the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Water Discharges and Other Waste Discharges & Spills

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

Hydraulic Fracturing

We use hydraulic fracturing extensively in our operations. Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the SDWA involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. In addition, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. In addition, Congress has from time to time considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Also, in the near future we may be subject to regulations that restrict our ability to discharge water produced as part of our production operations, and the ability to use injection wells as a disposal option not only will depend on federal or state regulations but also on whether available injection wells have sufficient storage capacities. The EPA is currently developing effluent limitation guidelines that may impose federal pre-treatment standards on oil and gas operators transporting wastewater associated with hydraulic fracturing activities to publicly owned treatment works for disposal. The EPA plans to propose such standards by early 2015. In addition, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. The Bureau of Land Management planned to issue a final rule in 2014; however, the final release of those rules are still pending.

 Further, in April 2012, the EPA released final rules that subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the new source performance standards (“NSPS”) and the National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules could require a number of modifications to our operations including the installation of new equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely to be responsive to some of these requests. On September 23, 2013, the EPA finalized the portion of the rules addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On December 19, 2014, the EPA released final updates and clarifications to the NSPS standards.  In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

 Several states have adopted, or are considering adopting, regulations requiring the disclosure of the chemicals used in hydraulic fracturing and/or otherwise impose additional requirements for hydraulic fracturing activities. For example, in October 2011, the Louisiana Department of Natural Resources adopted new rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Texas Railroad Commission and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. On October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective November 17, 2014. Furthermore, in May 2013, the Texas Railroad Commission issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The “well integrity rule” took effect in January 2014. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has also commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review is still pending. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have adversely impacted drinking water supplies, use of surface water, and the environment generally. Several states and municipalities have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing, and any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and the imposition of other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in April 2012, the EPA released final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and NESHAPS programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules could require a number of modifications to our operations including the installation of new equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely to be responsive to some of these requests. On September 23, 2013, the EPA finalized the portion of the rules addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On December 19, 2014, the EPA released final updates and clarifications to the NSPS standards.  In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry.

The South Coast Air Quality Management District, or SCAQMD, is a political subdivision of the State of California and responsible for air pollution control within Orange County and designated portions of Los Angeles, Riverside, and San Bernardino Counties. Our Beta properties and associated facilities are subject to regulation by the SCAQMD.

We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing air emission related issues, which may have a material adverse effect on our operations. Obtaining permits also has the potential to delay the development of oil and natural gas projects. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, in May 2010, the EPA adopted regulations under existing provisions of the federal Clean Air Act, or CAA, that, among other things, established Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. The so-called Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. The EPA has announced that it is currently evaluating the decision and awaiting further action by the courts, and that it will provide relevant guidance on GHG permitting requirements.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of

GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the Obama Administration has announced in its Climate Action Plan that it intends to adopt additional regulations to reduce emissions of GHGs in the coming years, possibly including further restrictions on emissions of methane from oil and natural gas facilities.

Restrictions on GHG emissions that may be imposed in various states could adversely affect the oil and natural gas industry. Any GHG regulation could increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; and utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our development and production operations.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency prepares an environmental assessment to evaluate the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed environmental impact study that is made available for public review and comment. All of our current development and production activities, as well as proposed development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This environmental impact assessment process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act

The federal Endangered Species Act, or ESA, and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American burying beetle and the lesser prairie chicken both have habitat in some areas where we operate. The U.S. Fish and Wildlife Service, or FWS, identified the lesser prairie chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998 and has listed it as “threatened” in March 2014. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The threatened species status of the lesser prairie chicken is currently subject to a pending lawsuit by at least three states. The lawsuit challenges FWS’ recent classification of the lesser prairie chicken. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements.

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

As of December 31, 2014, Memorial Resource had 505 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that Memorial Resource’s relations with its employees are satisfactory. Our general partner also contracts on our behalf for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Offices

Our principal executive office is located at 500 Dallas Street, Suite1800, Houston, Texas 77002. Our main telephone number is (713) 588-8300.

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

The development and production of our oil and natural gas reserves requires substantial capital expenditures, which will reduce the amount of cash available for distribution to our unitholders. Further, if the borrowing base under our revolving credit facility decreases, or our revenues decrease, as a result of lower oil or natural gas prices or for any other reason, we may not be able to obtain the capital necessary to sustain our operations at the level necessary to generate cash sufficient to make distributions to our unitholders at our current rate or at all.

Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition.  Any decline in, or sustained low levels of, oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could cause us to reduce our distributions or cease paying distributions altogether.

Our revenues, operating results, profitability, liquidity, future growth and the value of our assets depend primarily on prevailing commodity prices. Historically, oil and natural gas prices have been volatile and fluctuate in response to changes in supply and demand, market uncertainty, and other factors that are beyond our control, including:

•	the regional, domestic and foreign supply of oil, natural gas and NGLs;
•	the level of commodity prices and expectations about future commodity prices;
•	the level of global oil and natural gas exploration and production;
•

localized supply and demand fundamentals, including the proximity and capacity of pipelines and other transportation facilities, and other factors that result in differentials to benchmark prices from time to time;

•	the cost of exploring for, developing, producing and transporting reserves;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	speculative trading in crude oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	weather conditions and other natural disasters;
•	risks associated with operating drilling rigs;
•	technological advances affecting exploration and production operations and overall energy consumption;
•	domestic and foreign governmental regulations and taxes;
•	the continued threat of terrorism and the impact of military and other action;
•	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.91 per MMBtu. Recently, oil and natural gas prices have declined significantly. Through December 31, 2014, the West Texas Intermediate posted price had declined from a high of $107.26 per Bbl on June 20, 2014 to $53.27 per Bbl on December 31, 2014. In addition, the Henry Hub spot market price had declined from a high of $6.15 per MMBtu on February 19, 2014 to a low of $2.89 per MMBtu on December 31, 2014.  Likewise, NGLs have suffered significant recent declines in realized prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition and could cause us to reduce the distributions we pay to our unitholders or to cease paying distributions.

If commodity prices decline further and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

As discussed above, recently oil, natural gas and NGL prices have declined significantly. A further or extended decline in commodity prices could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would reduce our borrowing base and our ability to pay distributions or fund our operations.

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

The prices that we receive for our oil and natural gas production often reflect a regional discount, based on the location of production, to the relevant benchmark prices, such as NYMEX or ICE, that are used for calculating hedge positions. The prices we receive for our production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, our California oil typically has a lower gravity, and a portion has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil requires more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. These discounts, if significant, could reduce our cash available for distribution to our unitholders and adversely affect our results of operations and financial condition.

Our hedging strategy may not effectively mitigate the impact of commodity price volatility from our cash flows, and our hedging activities could result in cash losses and may limit potential gains.

We intend to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps and collar contracts and natural gas basis financial swaps. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices, and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

Our hedging transactions expose us to counterparty credit risk.

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets or other unforeseen events could lead to sudden changes in a counterparty’s liquidity, which could impair its ability to perform under the terms of a derivative contract and, accordingly, prevent us from realizing the benefit of such a derivative contract.

Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.

It is not possible to measure underground accumulations of oil or natural gas in an exact way. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves.

In order to prepare our estimates, we must project production rates and timing of operating and development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary.

The process also requires economic assumptions about matters such as natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds.

Actual future production, oil prices, natural gas prices, revenues, development expenditures, operating expenses and quantities of recoverable reserves will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust our reserve estimates to reflect production history, results of development, existing commodity prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from our reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

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

Developing and producing oil and natural gas are costly and high-risk activities with many uncertainties that may result in a total loss of investment or otherwise adversely affect our business, financial condition, results of operations and cash available for distribution.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry holes, but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then-realized prices after deducting drilling, operating and other costs. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. The costs of our development and production activities are subject to numerous uncertainties beyond our control, and increases in those costs can adversely affect the economics of a project. Further, our development and production operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor, electrical power or other services;
•	unusual or unexpected geological formations;
•	composition of sour natural gas, including sulfur, carbon dioxide and other diluent content;
•	unexpected operational events and conditions;
•	failure of down hole equipment and tubulars;
•	loss of wellbore mechanical integrity;

•	failure, unavailability or shortage of capacity of gathering pipeline, particularly from the Beta properties, or other transportation facilities;
•

human errors, facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour natural gas;

•	title problems;
•	loss of drilling fluid circulation;
•	hydrocarbon or oilfield chemical spills;
•	fires, blowouts, surface craterings and explosions;
•	surface spills or underground migration due to uncontrollable flows of oil, natural gas, formation water or well fluids;
•	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements; and
•	adverse weather conditions and natural disasters.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, our financial condition, results of operations and cash available for distribution to our unitholders may be adversely affected.  If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our revenue and cash available for distribution to our unitholders.

The production from the properties acquired in the Wyoming Acquisition could be adversely affected by the cessation or interruption of the supply of CO2 to those properties.

We inject water and CO2 into formations on substantially all of the Wyoming Acquisition properties to increase production of oil and natural gas. The additional production and reserves attributable to the use of enhanced recovery methods are inherently difficult to predict. If we are unable to produce oil and gas by injecting CO2 in the manner or to the extent that we anticipate, our future results of operations and financial condition could be materially adversely affected. Additionally, our ability to utilize CO2 to enhance production is subject to our ability to obtain sufficient quantities of CO2. If, under our CO2 supply contracts, the supplier is unable to deliver its contractually required quantities of CO2 to us, or if our ability to access adequate supplies is impeded, then we may not have sufficient CO2 to produce oil and natural gas in the manner or to the extent that we anticipate, and our future oil and gas production volumes will be negatively impacted.

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

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

•	landing our wellbore in the desired drilling zone;
•	staying in the desired drilling zone while drilling horizontally through the formation;
•	running our casing the entire length of the wellbore; and
•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages;
•	the ability to run tools the entire length of the wellbore during completion operations; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties, and the value of our undeveloped acreage could decline in the future.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical, which could have a material adverse impact on our financial condition, results of operations and cash available for distribution.

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

The unavailability or high cost of rigs, equipment, supplies and crews could delay our operations, increase our costs and delay forecasted revenue.

Higher oil and natural gas prices generally increase the demand for rigs, equipment, supplies and crews and can lead to shortages of, and increasing costs for, development equipment, supplies, services and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict Memorial Resource’s ability to drill the wells and conduct the operations that it currently has planned relating to the fields where our properties are located. In addition, some of our operations require supply materials for production, such as CO2, which could become subject to shortages and increased costs.  Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and impact our development plan, which would thus affect our financial conduction, results of operations and our cash available for distribution to our unitholders.

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

Expenses not covered by our insurance could have a material adverse effect on our financial position, results of operations and cash available for distribution.

Our operations are subject to all of the hazards and operating risks associated with drilling for and production of oil and natural gas, including natural disasters, the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of natural gas, oil and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, all of which could cause substantial financial losses. In addition, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The location of any properties and other assets near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. The occurrence of any of these or other similar events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension or disruption of operations, substantial revenue losses and repairs to resume operations.

We maintain insurance coverage against potential losses that we believe is customary in the industry. However, insurance against all operational risk is not available to us. These insurance policies may not cover all liabilities, claims, fines, penalties or costs and expenses that we may incur in connection with our business and operations, including those related to environmental claims. Pollution and environmental risks generally are not fully insurable. In addition, we cannot assure you that we will be able to maintain adequate insurance at rates we consider reasonable. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. A loss not fully covered by insurance could have a material adverse effect on our business, financial position, results of operations and cash available for distribution.

The Beta properties are located in an area where we have limited operating experience, which exposes us to additional risk.

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

We are dependent upon a small number of significant customers for a substantial portion of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We had two customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2014. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition, results of operations and ability to make cash distributions.  Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash available for distribution could decline, which could adversely affect our ability to make cash distributions to our unitholders at the then-current distribution rate or at all. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our oil and natural gas receivables. The inability or failure of our significant customers, or any purchasers of our production, to meet their payment obligations to us or their insolvency or liquidation could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in our liquidity and ability to make distributions to our unitholders.

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

The operating and financial restrictions and covenants in our revolving credit facility, the indentures governing our senior notes and any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions to our unitholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our revolving credit facility that are not cured or waived within the appropriate time periods provided in our revolving credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

Our revolving credit facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. Our borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. A further decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding in excess of the borrowing base. If we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders.

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

We may not be able to generate enough cash flow to meet our debt obligations and may be forced to take other actions to satisfy our debt obligations that may not be successful.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can service in some periods may not be appropriate for us in other periods. Moreover, and subject to certain limitations, we may be able to incur substantial additional indebtedness in the future.  Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and natural gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;
•	selling assets;
•	reducing or delaying capital investments; or
•	seeking to raise additional capital.

However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing, could materially and adversely affect our ability to make payments on our indebtedness and our business, financial condition, results of operations and cash available for distribution.

Furthermore, our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including our revolving credit facility, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt instruments restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We distribute all of our available cash to our unitholders after reserves established by our general partner, which may limit the cash available to service our senior notes or repay them at maturity.

Subject to the limitations on restricted payments contained in the indentures governing our senior notes and in our revolving credit facility, we will distribute all of our “available cash” each quarter to our unitholders. “Available cash” is defined in our partnership agreement.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our revolving credit facility and under the indentures for our senior notes. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil and natural gas production.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, gathering systems and processing facilities owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. For example, our ability to produce and sell oil from the Beta properties will depend on the availability of the pipeline infrastructure between platforms as well as the San Pedro Bay pipeline for delivery of that oil to shore, and any unavailability of that pipeline infrastructure or pipeline could cause us to shut in all or a portion of the production from the Beta properties for the length of such unavailability. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided with only limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or processing facility capacity could reduce our ability to market our oil and natural gas production and harm our business, financial condition, results of operations and cash available for distribution.

The operation of our properties is largely dependent on the ability of Memorial Resource’s employees.

The continuing production from our properties, and to some extent the marketing of our production, is dependent upon the ability of the operators of our properties. Memorial Resource operates substantially all of our properties, either directly as operator or, where we are the operator of record, on our behalf under the omnibus agreement. As of December 31, 2014, based on proved reserve volumes, we and Memorial Resource operated 93% and third parties operated 7% of the wells and properties in which we have interests. As a result, the success and timing of drilling and development activities on such properties, depend upon a number of factors, including:

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

Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations administered by governmental authorities vested with broad authority relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and thus, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

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

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters. Federal offshore leases are administered by Bureau of Ocean Energy Management, or BOEM. Holders of federal offshore leases are required to comply with detailed BOEM regulations, Bureau of Safety and Environmental Enforcement, or BSEE, regulations and the Outer Continental Shelf Lands Act (OCSLA), which are subject to interpretation and change. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the EPA. The BSEE has regulations requiring offshore production facilities and pipelines located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

The BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. The BSEE generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. If we fail to pay royalties or comply with safety and environmental regulations, the BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

Our operations on federal, state or Indian oil and natural gas leases must comply with numerous regulatory restrictions, including various non–discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Department of the Interior’s Bureau of Land Management, or the BLM, BOEM, BSEE, Bureau of Indian Affairs, tribal or other appropriate federal, state and/or Indian tribal agencies.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”), including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act, or CAA, that establish Prevention of Significant Deterioration, or PSD, and Title V permit reviews for GHG emissions from certain large stationary sources. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. The EPA has announced that it is currently evaluating the decision and awaiting further action by the courts, and that it will provide relevant guidance on GHG permitting requirements.

The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources on an annual basis in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the Obama administration has announced in its Climate Action Plan that it intends to adopt additional regulations to reduce emissions of GHGs in the coming years, possibly including further restrictions on emissions of methane from oil and gas operations.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. See “Item 1. Business — Environmental, Health and Safety Matters and Regulations” and “— Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect us.

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

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or CFTC, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities. Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC has issued a large number of rules to implement the Dodd-Frank Act, including a rule establishing an “end-user” exception to mandatory clearing, referred to herein as the “End-User Exception,” and a rule imposing position limits, referred to herein as the Initial Position Limit Rule. The Initial Position Limit Rule was vacated and remanded to the CFTC for further proceedings by order of the United States

District Court for the District of Columbia on September 28, 2012. The CFTC proposed a new version of the Initial Position Limit Rule in November 2013, referred to herein as the “Re-Proposed Position Limit Rule,” with respect to which the comment period has closed but a final rule has not been issued. The CFTC and bank regulators in September 2014 re-proposed rules which would impose margin requirements on uncleared swaps between banks, swap dealers and major swap participants, referred to herein as the “Re-Proposed SD/MSP Margin Rule.”

We qualify as a “non-financial entity” for purposes of the End-User Exception and we utilize such exception so our hedging activity is not subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End-User Exception and, if the Re-Proposed SD/MSP Margin Rule is adopted, will be subject to such rule and required to post margin in accordance with such rule in connection with their swaps with other banks, swap dealers and major swap participants. The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule and the Re-Proposed SD/MSP Margin Rule are ultimately effected, such proposed rules could significantly increase the cost of derivative contracts (including through requirements to post collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may impact our operations.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our development and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Federal Water Pollution Control Act (the “CWA”) imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Also, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and adversely affect our production.

We routinely apply hydraulic fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process is typically regulated by state oil and natural gas commissions; however, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act’s, or SDWA, Underground Injection Control Program, or UIC Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by employees of the EPA that draft the UIC permits and describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Further, on May 16, 2013, the BLM issued a revised proposed rule to regulate hydraulic fracturing on public and Indian land. The rule would require companies to publicly disclose the chemicals used in hydraulic fracturing operations to the BLM after fracturing operations have been completed and includes provisions addressing well-bore integrity and flowback water management plans.

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

The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and issued a progress report in December 2012. A draft report, which is expected to be released for public comment and peer review, is still pending. A final report could be released as late as 2016. The EPA’s study, depending on its degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Also, on May 16, 2013, the U.S. Department of Interior issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm its wells meet certain construction standards and (iii) establish site plans to manage flowback water.

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

Finally, on October 20, 2011, the EPA announced its plan to propose federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” The EPA asserts that this water may contain radioactive materials and other pollutants and, therefore, may deteriorate drinking water quality if not properly treated before discharge. The Clean Water Act prohibits the discharge of wastewater into federal or state waters. Thus “flowback” and “produced water” must either be injected into permitted disposal wells or transported to public or private treatment facilities for treatment. The EPA asserts that due to some contaminants in hydraulic fracturing wastewater, most treatment facilities are unable to properly treat the wastewater before introducing it into public waters. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. A proposed rule is expected in early 2015.

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

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA’s final rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The new rules became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. During the first phase, which ended December 31, 2014, owners and operators had to either flare their emissions or use emissions reduction technology called “green completions” technologies already deployed at wells. Beginning January 1, 2015, all newly fractured wells are required to use green completions. Controls for certain storage vessels and pneumatic controllers were permitted to phase-in over one year beginning on August 16, 2012, which is the date the final rule was published in the Federal Register, while certain compressors, dehydrators and other equipment must comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. We continue to evaluate the EPA’s final rule, as it may require changes to our operations, including the installation of new emissions control equipment.

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

Our business could be adversely affected by security threats, including cyber-security threats, and related disruptions.

We rely heavily on our information systems, and the availability and integrity of these systems are essential for us to conduct our business and operations.  As a producer of natural gas and oil, we face various security threats, including cyber-security threats, to gain unauthorized access to our sensitive information or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, refineries and pipelines.  The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for our information, systems, facilities and infrastructure may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to our business and operations, as well as data corruption, communication interruptions or other disruptions to our operations, which, in turn, could have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Inherent in an Investment in Us

Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of our unitholders.

Our general partner has control over all decisions related to our operations. Memorial Resource owns 100% of the voting membership interests in our general partner and MRD Holdco owns approximately 6% of our common units. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. However, certain directors and officers of our general partner are directors and/or officers of affiliates of our general partner (including Memorial Resource, the Funds and NGP), and certain of our general partner’s executive officers and directors will continue to have economic interests, investments and other economic incentives in the Funds and other NGP-affiliated entities. Conflicts of interest may arise in the future between our general partner and its affiliates (including Memorial Resource, the Funds and NGP), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders and us. Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. These potential conflicts include, among others, the following situations:

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

•

our general partner determines whether a cash expenditure is classified as a growth capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner and the amount of adjusted operating surplus in any given period;

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

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions or to make incentive distributions;
•

our partnership agreement permits us to classify up to $30.5 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights;

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

Neither we nor our general partner have any employees and we rely solely on the employees of Memorial Resource to manage our business. The management team of Memorial Resource, which includes several of the individuals who manage us, also performs substantially similar services for Memorial Resource and its assets, and thus is not solely focused on our business.

Neither we nor our general partner have any employees and we rely solely on Memorial Resource to operate our assets. We and our general partner have entered into an omnibus agreement with Memorial Resource, pursuant to which, among other things, Memorial Resource agreed to operate our assets and perform other management, administrative, and operating services for us and our general partner.

Memorial Resource provides substantially similar activities with respect to its own assets and operations. Because Memorial Resource provides services to us that are substantially similar to those performed for itself, Memorial Resource may not have sufficient human, technical and other resources to provide those services at a level that Memorial Resource would be able to provide to us if it were solely focused on our business and operations. Memorial Resource may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to Memorial Resource’s interests. There is no requirement that Memorial Resource favor us over itself in providing its services. If the employees of Memorial Resource do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

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

Many of the directors and officers who have responsibility for our management have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

To maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Some of the officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner, who are responsible for managing our general partner’s direction of our operations and acquisition activities, hold positions of responsibility with other entities (including NGP-affiliated entities) that are in the business of identifying and acquiring oil and natural gas properties. For example, the Funds and their affiliates (including NGP) are in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties, and Memorial Resource is in the business of acquiring and developing oil and natural gas properties. Mr. Hersh, a director of our general partner, is the Chief Executive Officer of NGP Energy Capital Management and a managing partner of NGP; Mr. Gieselman, a director of our general partner, is a managing director of NGP; Mr. Weber, a director of our general partner, currently serves as Managing Partner and Chief

Operating Officer for NGP; and Mr. Weinzierl, the Chief Executive Officer and Chairman of the board of directors of our general partner, was a managing director and operating partner of NGP before our initial public offering and continues to hold ownership interests in the Funds and certain of their affiliates. Officers of our general partner will continue to devote significant time to the business of Memorial Resource. We cannot assure you that any conflicts that may arise between us and our unitholders, on the one hand, and Memorial Resource or the Funds, on the other hand, will be resolved in our favor. The existing positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our unitholders should be aware, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Our general partner has the right (but not the obligation), at any time it has received incentive distributions at the highest level to which it is entitled (25%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following any reset election by our general partner, the minimum quarterly distribution will be reset to an amount equal to the average cash contribution per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

We have the right to redeem all of the units of any holder that is not an eligible citizen if we are or become subject to federal, state, or local laws or regulations that, in the reasonable determination of our general partner, create a substantial risk of cancellation or forfeiture of any property in which we have an interest because of the nationality, citizenship or other related status of any limited partner. Our general partner may require any limited partner or transferee to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units of any holder that is not an eligible citizen or fails to furnish the requested information.

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

Our general partner has control over all decisions related to our operations. Since Memorial Resource owns our general partner, the other unitholders will not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Since the subordination period has ended, our partnership agreement can be amended with the consent of our general partner and the approval of the holders of a majority of our outstanding common units. Please read “— Our general partner and its affiliates own a controlling interest in us and will have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of our unitholders.”

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

In addition, our general partner owns 50% of the outstanding incentive distribution rights, or IDRs, and may transfer them to a third party at any time without the consent of our unitholders. If our general partner transfers its IDRs to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.

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

MRD Holdco may sell common units, which sales could have an adverse impact on the trading price of the common units.

Sales by MRD Holdco of a substantial number of our common units or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain further capital through additional offerings of equity securities.

Our general partner has a call right that may require common unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is the greater of (i) the highest cash price paid by either of our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units; and (ii) the average daily closing prices of our common units over the 20 days preceding the date three days before the date the notice is mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders also may incur a tax liability upon a sale of their common units.  MRD Holdco currently owns approximately 6% of our common units.

If we distribute cash from capital surplus, which is analogous to a return of capital, our minimum quarterly distribution will be reduced proportionately, and the distribution thresholds after which the incentive distribution rights entitle our general partner to an increased percentage of distributions will be proportionately decreased.

Our cash distributions will be characterized as coming from either operating surplus or capital surplus. Operating surplus is defined in our partnership agreement, and generally means amounts we receive from operating sources, such as sale of our oil and natural gas production, less operating expenditures, such as production costs and taxes, and less estimated average maintenance capital expenditures, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus is defined in our partnership agreement, and generally would result from cash received from non-operating sources such as sales of properties and issuances of debt and equity interests. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or 99.9% to our unitholders and 0.1% to our general partner, and will result in a decrease in our minimum quarterly distribution.

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

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2014.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed and traded on the NASDAQ Global Market under the symbol “MEMP.”  As of February 20, 2015, there were approximately 138 holders of record of our common units.

As reported by the NASDAQ Global Market, the following table shows the low and high sales prices per common unit and the cash distributions declared per common unit for the periods indicated:

	Common Unit
	Price Range		Cash
	High	Low	Distributions
2014
4th Quarter	$22.36	$11.75	$0.5500
3rd Quarter	$24.31	$21.38	$0.5500
2nd Quarter	$24.75	$21.06	$0.5500
1st Quarter	$23.15	$20.16	$0.5500

2013
4th Quarter	$22.29	$19.30	$0.5500
3rd Quarter	$21.36	$18.19	$0.5500
2nd Quarter	$20.65	$18.16	$0.5125
1st Quarter	$20.12	$17.58	$0.5125

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

See “Item 11. Executive Compensation — Compensation Discussion and Analysis — Elements of Executive Compensation” for additional information concerning grants of restricted common units under the LTIP.

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

Minimum Quarterly Distribution

The holders of the IDRs are entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Total Quarterly Distributions	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner	IDRs (1)
Minimum Quarterly Distribution	$0.4750	99.9%	0.1%	—
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%	—
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	0.1%	14.9%
Thereafter	above $0.59375	75.0%	0.1%	24.9%

(1)Our general partner owns 50%, and the Funds indirectly own 50%, of the IDRs.

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter after the subordination period, which ended on February 13, 2015, in the following manner:

•	first, 99.9% to all unitholders, pro rata, and 0.1% to our general partner, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and
•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders, the general partner and the holders of the IDRs based on the percentages in the table above.

Unregistered Sales of Equity Securities

Our general partner’s 0.1% interest in us was represented by 86,797 general partner units at December 31, 2014. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

During the year ended December 31, 2014, awards of restricted common units were granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) to executive officers and independent directors of our general partner and to other Memorial Resource employees who provide services to the Partnership. In conjunction with the issuance of these restricted common units and our equity offerings on July 15, 2014 and September 9, 2014, we issued 25,497 general partner units to our general partner to maintain its 0.1% interest in us, for which the capital contribution received from our general partner, was approximately $0.6 million. The issuance of these general partner units was exempt from registration under Section 4(a)(2) of the Securities Act.

Common Units Authorized for Issuance Under Equity Compensation Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, there were no repurchases of our common units except:

Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
(in thousands)
Repurchase Program (1)
October 1, 2014 - October 31, 2014	—	$—	—	$—
November 1, 2014 - November 30, 2014	—	$—	—	$—
December 1, 2014 - December 31, 2014	899,912	$14.36	899,912	$137,079

(1)Represents common units repurchased under the MEMP Repurchase Program. See “—2014 Developments” under “Part I, Item 1, Business” for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Basis of Presentation. The selected financial data as of, and for the years ended, December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our consolidated financial statements and our predecessor and/or the previous owners’ combined financial statements. The combined financial statements of our predecessor are those of BlueStone and the Classic Carve-Out through December 13, 2011 and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through December 11, 2012 and the Cinco Group from inception through October 1, 2013. The combined selected financial data of our predecessor and/or the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated those assets separately during those periods.

Comparability of the information reflected in selected financial data. The comparability of the results of operations among the periods presented below is impacted by the following acquisitions:

•	The acquisition of interests in certain oil and gas properties in Southwestern Wyoming for approximately $62.9 million in January 2010;
•	The acquisition of interests in certain oil and gas properties in South Texas for approximately $65.9 million in June 2010;
•	Two separate acquisitions of assets in East Texas in January and March 2010, respectively, for a net purchase price of approximately $14.0 million;
•	Three separate acquisitions of assets in South Texas in April and May 2010, respectively, for a total purchase price of approximately $23.2 million;
•	The acquisition of assets in East Texas in mid-December 2010 from a third party oil and gas producer for a net purchase price of approximately $66.5 million;
•	Oil and natural gas properties and related assets acquired from BP in May 2011, including the related disposition to BP of certain assets previously acquired from Forest Oil;
•	The acquisition of oil and natural gas properties and related assets in East Texas from a third party in April 2011 for a total purchase price of approximately $302.0 million;
•

Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties located primarily in the Permian Basin and offshore Louisiana completed by the previous owners during 2011 for an aggregate purchase price of $85.8 million, including the 2012 divestiture of the offshore Louisiana properties;

•	Two separate acquisitions of assets in East Texas in May and September 2012, respectively, for a net purchase price of approximately $126.9 million;
•	The acquisition of working interests, royalty interests and net revenue interests located in the Permian Basin from a third party in July 2012 for a net purchase price of approximately $74.7 million;
•

Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties throughout 2012 primarily located in the Permian Basin for an aggregate net purchase price of $75.9 million;

•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a total purchase price of approximately $906.1 million; and
•	The acquisition of certain oil and natural gas producing properties the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	For Year Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per unit data)
Statement of Operations Data:					(Unaudited)
Revenues:
Oil & natural gas sales	$490,249	$341,197	$255,608	$231,923	$112,793
Pipeline tariff income and other	3,856	2,419	2,815	2,689	2,894
Total revenues	494,105	343,616	258,423	234,612	115,687

Costs and expenses:
Lease operating	134,654	88,893	80,116	62,909	37,779
Pipeline operating	2,068	1,835	2,114	2,526	1,896
Exploration	790	1,130	2,463	1,126	246
Production and ad valorem taxes	31,601	17,784	16,048	11,680	4,839
Depreciation, depletion, and amortization	155,404	97,269	76,036	61,882	38,786
Impairment of proved oil and natural gas properties	407,540	54,362	10,532	18,415	11,838
General and administrative	45,619	43,495	30,342	26,695	16,262
Accretion of asset retirement obligations	5,618	4,853	4,377	4,032	3,111
(Gain) loss on commodity derivative instruments	(492,254)	(26,281)	(21,417)	(58,407)	(9,178)
Gain on sale of properties	—	(2,848)	(9,759)	(63,033)	(239)
Other, net	(12)	647	138	2,282	1,195
Total costs and expenses	291,028	281,139	190,990	70,107	106,535
Operating income	203,077	62,477	67,433	164,505	9,152
Other income (expense):
Interest expense, net	(83,550)	(41,901)	(20,436)	(14,970)	(4,732)
Other income (expense)	(327)	—	—	—	—
Amortization of investment premium	—	—	(194)	(606)	(907)
Total other income (expense)	(83,877)	(41,901)	(20,630)	(15,576)	(5,639)
Income (loss) before income taxes	119,200	20,576	46,803	148,929	3,513
Income tax benefit (expense)	(1,121)	(308)	(285)	(139)	(483)
Net income	118,079	20,268	46,518	148,790	3,030
Net income (loss) attributable to noncontrolling interest	32	267	104	(146)	(8)
Net income attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414	$148,936	$3,038

Limited partners’ interest in net income:
Net income (loss) attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414	$148,936	$3,038
Net (income) loss allocated to predecessor	—	—	—	(75,740)	11,317
Net (income) loss allocated to previous owners	—	(11,275)	(46,293)	(66,604)	(14,355)
Net (income) loss allocated to general partner	(206)	(49)	—	(7)	—
Net (income) loss allocated to NGP IDRs	(88)	—	—	—	—
Limited partners’ interest in net income	$117,753	$8,677	$121	$6,585	$—

Earnings per unit attributable to limited partners:
Basic and diluted earnings per unit	$1.66	$0.19	$0.01	$0.30	n/a
Supplemental basic and diluted EPU (1)	$1.66	$0.43	$2.03	$6.83	n/a

Cash distributions declared per unit	$2.20	$2.08	$1.55	n/a	n/a

Cash Flow Data:					(Unaudited)
Net cash flow provided by operating activities	$224,898	$193,697	$156,844	$122,140	$56,065
Net cash used in investing activities	1,352,071	201,413	357,209	500,899	326,248
Net cash (used in) provided by financing activities	1,115,004	(3,585)	208,821	374,982	281,018

Balance Sheet Data:				(Unaudited)	(Unaudited)
Working capital (deficit)	$154,344	$(3,050)	$60,629	$48,620	$23,484
Total assets	2,930,559	1,552,307	1,489,404	1,255,660	689,759
Total debt	1,595,413	792,067	630,182	361,001	193,014
Total equity	1,075,657	579,616	711,765	742,901	380,932

(1)See Note 10 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data for more information.

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

Overview

We are a Delaware limited partnership focused on the ownership, acquisition and development of oil and natural gas properties in North America. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2014:

•	Our total estimated proved reserves were approximately 1,454 Bcfe, of which approximately 38% were natural gas and 63% were classified as proved developed reserves;
•

We produced from 3,424 gross (1,998 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 93% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2014 was 227.8 MMcfe/d, implying a reserve-to-production ratio of approximately 18 years.

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

Realized Prices on the Sale of Oil and Natural Gas

We market our oil and natural gas production to a variety of purchasers based on regional pricing. The relative prices of oil and natural gas are determined by the factors impacting global and regional supply and demand dynamics, such as economic conditions, production levels, weather cycles and other events. In addition, realized prices are heavily influenced by product quality and location relative to consuming and refining markets.

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

Location differentials to NYMEX-Henry Hub prices result from variances in transportation costs based on the produced natural gas’ proximity to the major consuming markets to which it is ultimately delivered. The processing fee deduction retained by the natural gas processing plant also affects the differential. Historically, these index prices have generally been at a discount to NYMEX-Henry Hub natural gas prices.

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

The oil produced from our onshore properties is a combination of sweet and sour oil, varying by location. This oil is typically sold at the NYMEX-WTI price, which is adjusted for quality and transportation differential, depending primarily on location and purchaser. The oil produced from our Beta properties is sour oil. Volumes produced from our Beta properties are currently based on refiners’ posted prices for California Midway-Sunset deliveries in Southern California, which is adjusted primarily for quality and a negotiated market differential. Since 2010, production from our Beta properties has more closely tracked the ICE Brent price, and we have been able to successfully hedge this production through an ICE Brent priced hedge with a corresponding Midway-Sunset basis hedge through 2016.

Price Volatility. In the past, and particularly in the second half of 2014 and the beginning of 2015, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2014:
NYMEX-WTI oil future price range per Bbl	$107.26	$53.27
NYMEX-Henry Hub natural gas future price range per MMBtu	$6.15	$2.89
ICE Brent oil future price range per Bbl	$115.06	$57.33

For the Five Years Ended December 31, 2014:
NYMEX-WTI oil future price range per Bbl	$113.93	$53.27
NYMEX-Henry Hub natural gas future price range per MMBtu	$6.15	$1.91
ICE Brent oil future price range per Bbl	$126.65	$57.33

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

Lease Operating Expenses

Lease operating expenses are the costs incurred in the operation of producing properties and workover costs. Expenses for utilities, direct labor, compression, water injection and disposal, the cost of CO2 injection and materials and supplies comprise the most significant portion of our lease operating expenses. Lease operating expenses do not include general and administrative expenses or production and other taxes. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities result in increased lease operating expenses in periods during which they are performed.

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

Production Taxes and Ad Valorem Taxes

Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties or, in the case of Wyoming, the gross products for production. Valuations are reasonably correlated to revenues, excluding the effects of any commodity derivative contracts.

General and Administrative Expenses

We and our general partner are parties to an omnibus agreement with a wholly-owned subsidiary of Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. During the year ended December 31, 2012, Memorial Resource allocated its general and administrative costs based on the relative size of our proved and probable reserves in comparison to Memorial Resource’s proved and probable reserves. In January 2013, Memorial Resource began to allocate its general and administrative costs based on our relative production in comparison to Memorial Resource’s production.  During 2014, Memorial Resource began to allocate its direct general and administrative costs based on estimated time spent on each entity, which they believe will more accurately reflect the cost incurred to provide services to us. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. For a detailed description of the omnibus agreement, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements —Omnibus Agreement.”

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flow from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including gains and losses on interest rate derivative contracts;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties) (“Impairment”);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition related costs;
•	Amortization of investment premium; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;

•	Cash settlements paid on commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Calculation of Adjusted EBITDA

	For the Twelve Months Ended
	December 31,
	2014	2013	2012

Net income (loss)	$118,079	$20,268	$46,518
Interest expense, net	83,550	41,901	20,436
Income tax expense (benefit)	1,121	308	285
DD&A	155,404	97,269	76,036
Impairment of proved oil and gas properties	407,540	54,362	10,532
Accretion of AROs	5,618	4,853	4,377
(Gains) losses on commodity derivative instruments	(492,254)	(26,281)	(21,417)
Cash settlements received (paid) on commodity derivative instruments	13,522	19,879	44,111
(Gain) loss on sale of properties	—	(2,848)	(9,759)
Acquisition related costs	4,363	6,729	4,135
Unit-based compensation expense	7,874	3,558	1,423
Non-cash compensation expense	—	1,057	—
Exploration costs	790	1,130	2,463
Non-cash loss on office lease	1,442	—	—
Amortization of investment premium	—	—	194
Provision for environmental remediation	2,852	—	—
Adjusted EBITDA	$309,901	$222,185	$179,334

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Twelve Months Ended
	December 31,
	2014	2013	2012

Net cash provided by operating activities	$224,898	$193,697	$156,844
Changes in working capital	(3,953)	(16,644)	(178)
Interest expense, net	83,550	41,901	20,436
Premiums paid for derivatives	—	—	411
Gain (loss) on interest rate swaps	151	548	(4,839)
Cash settlements paid on interest rate derivative instruments	1,829	960	1,804
Amortization of deferred financing fees	(4,227)	(5,845)	(1,991)
Accretion of senior notes discount	(1,921)	(504)	—
Acquisition related expenses	4,363	6,729	4,135
Income tax expense - current portion	127	308	285
Exploration costs	790	1,035	2,427
Non-cash loss on office lease	1,442	—	—
Provision for environmental remediation	2,852	—	—
Adjusted EBITDA	$309,901	$222,185	$179,334

Outlook

In 2015, we plan to maintain our focus on adding reserves through acquisitions and development projects and improving the economics of producing oil and natural gas from our properties. We expect acquisition opportunities may come from Memorial Resource, the Funds, and their respective affiliates, as well as from unrelated third parties. Our ability to add reserves through acquisitions and development projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

In 2015, excluding potential acquisitions, we anticipate spending approximately 74% of our capital budget in East Texas, 11% in the Rockies, 7% in California and the balance in South Texas and the Permian Basin focused primarily on drilling, on-site maintenance, recompletions and capital workovers.

Oil prices declined significantly in the second half of 2014 and have continued to drop in early 2015.  This decline in oil prices stems in large part from decreased demand due to weak economic activity and increased efficiency, an excess of supply due to sustained high output from North America, and the Organization of Petroleum Exporting Countries’ failure to reach agreement on production curbs in November 2014.  The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Although we cannot predict the occurrence of events or factors that will affect future commodity prices, such as the supply of, and demand for, oil, natural gas, and NGLs, and general domestic or foreign economic conditions and political developments, or the degree to which these prices will be affected, the prices for any oil, natural gas or NGLs that we produce will generally approximate market prices in the geographic region of the production.

The U.S. Energy Information Administration, or EIA, forecasts that Brent crude oil prices will average $58 per Bbl in 2015 and $75 per Bbl in 2016.  North Sea Brent crude oil spot prices averaged $62 per Bbl in December 2014, the lowest monthly average Brent price since May 2009, down $17 per Bbl from the November average. The combination of robust world crude oil supply growth and weak global demand has contributed to rising global inventories and falling crude oil prices. EIA expects global oil inventories to continue to build in 2015, keeping downward pressure on oil prices. Like Brent crude oil prices, WTI prices have decreased considerably, with monthly average prices falling by more than 44% as of December 2014 after reaching their 2014 peak of $106 per Bbl in June. EIA expects WTI crude oil prices to average $55 per Bbl in 2015 and $71 per Bbl in 2016.

EIA expects the Henry Hub natural gas spot price to average $3.52 per MMBtu this winter compared with $4.51 per MMBtu last winter, reflecting both lower-than-expected space heating demand and higher natural gas production this winter. EIA expects the Henry Hub natural gas spot price to average $3.44 per MMBtu in 2015 and $3.86 per MMBtu in 2016, compared with $4.39 per MMBtu in 2014. EIA expects monthly average spot prices to remain less than $4.00 per MMBtu until the fourth quarter of 2016.

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

Proved Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the FASB. These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We intend to have our internally prepared reserve report as of December 31 of each year audited by independent reserve engineers for a vast majority of our proved reserves and to prepare internal estimates of our proved reserves as of June 30 of each year.

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

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent that we have an imbalance in excess of our proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2014 or 2013.

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

Results of Operations

The results of operations for the years ended December 31, 2014, 2013, and 2012 have been derived from both our consolidated financial statements and our previous owners’ combined financial statements. The previous owners combined financial statements reflect: (i) the Tanos/Classic Properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective date of acquisition on a combined basis, (ii) the consolidated financial statements of REO for periods after common control commenced through the date of acquisition, (iii) the WHT Properties from February 2, 2011 (inception) through the date of acquisition, and (iv) the financial statements of the Cinco Group on a combined basis for periods after common control commenced through the date of acquisition. The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

•	The 2012 divestiture of the offshore Louisiana properties by the previous owners.
•	Two separate acquisitions of assets in East Texas in May and September 2012, respectively, for a net purchase price of approximately $126.9 million.
•	The acquisition of working interests, royalty interests and net revenue interests located in the Permian Basin from a third party in July 2012 for a net purchase price of approximately $74.7 million.
•

Multiple acquisitions of operating and non-operating interests in certain oil and natural gas properties throughout 2012 primarily located in the Permian Basin for an aggregate net purchase price of $75.9 million.

•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a purchase price of approximately $906.1 million.
•	The acquisition of certain oil and natural gas producing properties the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Twelve Months Ended
	December 31,
	2014	2013	2012
Revenues:
Oil & natural gas sales	$490,249	$341,197	$255,608
Pipeline tariff income and other	3,856	2,419	2,815
Total revenues	494,105	343,616	258,423

Costs and expenses:
Lease operating	134,654	88,893	80,116
Pipeline operating	2,068	1,835	2,114
Exploration	790	1,130	2,463
Production and ad valorem taxes	31,601	17,784	16,048
Depreciation, depletion, and amortization	155,404	97,269	76,036
Impairment of proved oil and natural gas properties	407,540	54,362	10,532
General and administrative	45,619	43,495	30,342
Accretion of asset retirement obligations	5,618	4,853	4,377
(Gain) loss on commodity derivative instruments	(492,254)	(26,281)	(21,417)
(Gain) loss on sale of properties	—	(2,848)	(9,759)
Other, net	(12)	647	138
Total costs and expenses	291,028	281,139	190,990
Operating income (loss)	203,077	62,477	67,433
Other income (expense):
Interest expense, net	(83,550)	(41,901)	(20,436)
Other income (expense)	(327)	—	—
Amortization of investment premium	—	—	(194)
Total other income (expense)	(83,877)	(41,901)	(20,630)
Income before income taxes	119,200	20,576	46,803
Income tax benefit (expense)	(1,121)	(308)	(285)
Net income (loss)	118,079	20,268	46,518
Net income (loss) attributable to noncontrolling interest	32	267	104
Net income (loss) attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414

Oil and natural gas revenue:
Oil sales	$262,407	$171,095	$145,103
NGL sales	64,718	51,215	26,647
Natural gas sales	163,124	118,887	83,858
Total oil and natural gas revenue	$490,249	$341,197	$255,608

Production volumes:
Oil (MBbls)	3,092	1,764	1,519
NGLs (MBbls)	2,143	1,632	745
Natural gas (MMcf)	41,494	35,924	29,744
Total (MMcfe)	72,902	56,303	43,329
Average net production (MMcfe/d)	199.7	154.3	118.4

Average sales price:
Oil (per Bbl)	$84.88	$96.98	$95.54
NGL (per Bbl)	30.20	31.38	35.75
Natural gas (per Mcf)	3.93	3.31	2.82
Total (Mcfe)	$6.72	$6.06	$5.90

Average unit costs per Mcfe:
Lease operating expense	$1.85	$1.58	$1.85
Production and ad valorem taxes	$0.43	$0.32	$0.37
General and administrative expenses	$0.63	$0.77	$0.70
Depletion, depreciation, and amortization	$2.13	$1.73	$1.75

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net income of $118.1 million was generated for the year ended December 31, 2014, primarily due to significant gains on commodity derivatives which were mostly offset by impairment charges. Net income was $20.3 million for the year ended December 31, 2013, of which $11.3 million was attributable to the previous owners.

Revenues. Oil, natural gas and NGL revenues for the year ended December 31, 2014 totaled $490.2 million, an increase of $149.1 million compared with the year ended December 31, 2013. Production increased 16.6 Bcfe (approximately 29%), primarily from volumes associated with third party acquisitions. The average realized sales price increased $0.66 per Mcfe primarily due to an increase in oil volumes relative to other commodities related to our acquisitions in 2014. The favorable volume and pricing variance contributed to an approximate $100.5 million and $48.6 million increase in revenues, respectively.

Lease Operating. Lease operating expenses were $134.7 million and $88.9 million for the year ended December 31, 2014 and 2013, respectively. In our Wyoming Acquisition, we acquired more oil weighted properties which are generally more expensive to operate compared to natural gas properties (on a per Mcfe basis).  On a per Mcfe basis, lease operating expenses increased to $1.85 for 2014 from $1.58 for 2013 due to 2014 oil acquisitions.

Production and Ad Valorem Taxes. Production and ad valorem taxes for the year ended December 31, 2014 totaled $31.6 million, an increase of $13.8 million compared with the year ended December 31, 2013 primarily due to an increase in production volumes and ad valorem tax rates. On a per Mcfe basis, production and ad valorem taxes increased to $0.43 per Mcfe for the year ended December 31, 2014 from $0.32 per Mcfe for the year ended December 31, 2013 due to higher production tax rates on a per Mcfe basis for production from our new Wyoming properties.

Depreciation, Depletion and Amortization. DD&A expense for the year ended December 31, 2014 was $155.4 million compared to $97.3 million for the year ended December 31, 2013, a $58.1 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $28.7 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $29.4 million.

Impairment of proved oil and natural gas properties. For the year ended December 31, 2014, we recognized $407.5 million of impairments primarily related to certain properties in the Permian Basin, East Texas and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data. During 2013, we recorded $54.4 million of impairments consisting of $50.3 million related to certain properties in East Texas and $4.1 million related to certain properties in South Texas. For the East Texas properties, the estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on updated well performance data. In South Texas, the estimated future cash flows expected these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specific to these properties. For additional information, see Note 4 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

General and Administrative. General and administrative expenses for the year ended December 31, 2014 were $45.6 million. General and administrative expenses for the year ended December 31, 2014 included $7.9 million of non-cash unit-based compensation expense, $4.4 million of acquisition-related costs and a $1.8 million allocated loss on a previous corporate office lease. General and administrative expenses for the year ended December 31, 2013 totaled $43.5 million, of which $14.7 million was attributable to the previous owners. General and administrative expenses for 2013 included $3.6 million of non-cash unit-based compensation expense and $6.7 million of acquisition-related costs. The $2.1 million increase in general and administrative expenses consisted of increased salaries and employee count between periods offset by $5.8 million of one-time compensation expense related to the Tanos management buyout during the year ended December 31, 2013.

Gain/Loss on Commodity Derivative Instruments. Net gains on commodity derivative instruments of $492.3 million were recognized during the year ended December 31, 2014, consisting of $13.6 million of cash settlements received in addition to a $478.7 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $26.3 million were recognized during 2013, of which $19.9 million consisted of cash settlements.

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

Interest Expense, Net. Interest expense, net totaled $83.6 million during the year ended December 31, 2014, including amortization of deferred financing fees of approximately $4.2 million and accretion of net discount associated with our senior notes of $1.9 million. Interest expense, net totaled $41.9 million during the year ended December 31, 2013, including gains on interest rate swaps of approximately $1.5 million, amortization of deferred financing fees of approximately $5.8 million (including write-offs associated with the previous owner’s revolving credit facility at the time their debt was repaid and terminated in March 2013) and accretion of net discount associated with our senior notes of $0.5 million. The $41.6 million increase in interest expense is primarily due to a higher aggregate principal amount of our senior notes issued and outstanding for the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2014, interest of $2.8 million was capitalized and included in our capital expenditures.

Average outstanding borrowings under the Partnership’s revolving credit facility were $413.6 million during the year ended December 31, 2014 compared to $184.7 million during the year ended December 31, 2013. Average outstanding borrowings under the previous owners’ revolving credit facilities were $21.3 million during the year ended December 31, 2013. For the year ended December 31, 2014, the Partnership had an average of $950.7 million aggregate principal amount of our senior notes issued and outstanding. For the year ended December 31, 2013, the Partnership had an average of $342.2 million aggregate principal amount of our senior notes issued and outstanding.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net income was $20.3 million for the year ended December 31, 2013, of which $11.3 million was attributable to the previous owners. Net income was $46.5 million for the year ended December 31, 2012, of which $46.3 million was attributable to the previous owners

Revenues. Oil, natural gas and NGL revenues for 2013 totaled $341.2 million, an increase of $85.6 million compared with 2012. Production increased 13.0 Bcfe (approximately 30%) and the average realized sales price increased $0.16 per Mcfe. The favorable volume variance contributed to an approximately $76.6 million increase in revenues, whereas the favorable pricing variance contributed to a $9.0 million increase in revenues.

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

Impairment of Proved Oil and Natural Gas Properties. During 2013, we recorded $54.4 million of impairments consisting of $50.3 million related to certain properties in East Texas and $4.1 million related to certain properties in South Texas. For the East Texas properties, a downward revision of estimated proved reserves based on updated well performance data triggered the impairment. For the South Texas properties, a downward revision of estimated proved reserves based on pricing terms specific to these properties triggered the impairment. During 2012, we recorded impairments of $10.5 million in impairments related to proved oil and natural gas properties which were a part of the Cinco Group of assets. These impairments were a result of a downward revision of estimated proved reserves due to unfavorable drilling results in the area.

General and Administrative. General and administrative expenses for 2013 were $43.5 million, of which $14.7 million was attributable to the previous owners. Tanos also recorded $5.8 million of general and administrative expenses related to the management buyout. General and administrative expenses for 2013 included $3.6 million of non-cash unit-based compensation expense and $6.7 million of acquisition-related costs. General and administrative expenses for 2012 were $30.3 million, of which

$19.0 million was attributable to the previous owners. General and administrative expenses for 2012 included $1.4 million of non-cash unit-based compensation expense and $4.1 million of acquisition-related costs.

Gain on Derivative Instruments. Net gains on commodity derivative instruments of $26.3 million were recognized during 2012, of which $19.9 million consisted of cash settlements. Net gains on commodity derivative instruments of $21.4 million were recognized during 2012, of which $44.1 million consisted of cash settlements.

Gain on Sale of Properties. Our previous owners recognized a net gain on the sale of properties of $2.8 million during 2013. This gain was primarily related to the sale of a natural gas gathering pipeline and certain non-operated oil and gas properties in East Texas. For more information, see Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein. The Cinco Group recognized a net gain on sale of properties of $9.8 million during 2012. In July 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Garza County, Texas to a third party for $26.1 million and recognized a gain of approximately $7.6 million. In September 2012, the Cinco Group completed the sale of a portion of its oil and gas assets located in Ector County, Texas to third party for $4.7 million and recognized a gain of approximately $2.2 million.

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

We may borrow to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions. In addition, we hedge a significant portion of our production. We generally are required to settle our commodity hedge derivatives within five days of the end of the month. As is typical in the oil and natural gas industry, we do not generally receive the proceeds from the sale of our hedged production until 30 to 45 days following the end of the month. As a result, when commodity prices increase above the fixed price in the derivative contracts, we are required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before we receive the proceeds from the sale of the hedged production. If this occurs, we may make working capital borrowings to fund our distributions. Because we will distribute all of our available cash, we will not have those amounts available to reinvest in our business to increase our proved reserves and production and as a result, we may not grow as quickly as other oil and natural gas entities or at all.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Some of the lenders, or certain of their affiliates, under our revolving credit facility are counterparties to our derivative contracts. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices, which could have a material adverse effect on our results of operations. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could result in losses.

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

If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of our capital expenditures using borrowings under our revolving credit facility, issuances of debt and equity securities or from other sources, such as asset sales. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our revolving credit facility or our indentures. If we are unable to obtain funds when needed or on acceptable terms, we may be unable to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or proved reserves.

As of February 23, 2015, our liquidity of $843.0 million consisted of $1.0 million of cash and cash equivalents and $842.0 million of available borrowings under our revolving credit facility. We will continue to monitor our liquidity and the credit markets. Additionally, we monitor events and circumstances surrounding each of the lenders in our revolving credit facility. As of December 31, 2014, the borrowing base under our revolving credit facility was $1.44 billion and we had $412.0 million of outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2015. A continuing decline in oil and natural gas prices or a prolonged period of lower oil and natural gas prices could result in a reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments.

A portion of our capital resources may be utilized in the form of letters of credit to satisfy counterparty collateral demands. As of December 31, 2014, we had letters of credit with an outstanding aggregate amount of approximately $6.7 million.

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

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. We believe our cash flows provided by operating activities will be sufficient to meet our operating requirements for the next twelve months. As of December 31, 2014, we had a working capital balance of $154.3 million, which includes a $205.3 million net asset derivative position.

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

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside of our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based on our current oil and natural gas price expectations, we anticipate that our cash flow from operations and available borrowing capacity under our revolving credit facility will exceed our planned capital expenditures and other cash requirements for 2015. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, generally. There can be no assurance that our operations and other capital resources will provide cash in amounts that are sufficient to maintain our planned levels of capital expenditures. See “— Outlook” for additional information regarding our capital spending program.

Revolving Credit Facility

OLLC is party to a $2.0 billion revolving credit facility, with a current borrowing base of $1.44 billion, that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of December 31, 2014, we had $412.0 million of outstanding borrowings and $6.7 million of outstanding letters of credit under our revolving credit facility. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for April 2015; however, we may seek an interim redetermination if the need arises. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to an unfavorable borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

A decline in commodity prices could result in a redetermination that lowers our borrowing base in the future and, in such case, we could be required to pledge additional properties as security for our revolving credit facility or repay any indebtedness in excess of the borrowing base. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility. Additionally, we will not be able to pay distributions to our unitholders in any quarter in which a borrowing base deficiency or an event of default occurred either before or after giving effect to such distribution or we are not in compliance with our revolving credit facility after giving effect to such distribution.

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

As of December 31, 2014, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

2022 Senior Notes

In January 2015, we repurchased a principal amount of approximately $3.0 million at an average price of 83.000% of the face value of the 2022 Senior Notes.  We used available cash and funds under our revolving credit facility to pay for these repurchases.  See “—2014 Developments” under “Item 1. Business” for additional information regarding the issuance of the 2022 Senior Notes.

2021 Senior Notes

In April 2013, May 2013 and October 2013, the Issuers issued $300.0 million, $100.0 million and $300.0 million, respectively, of their 7.625% senior unsecured notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of the our subsidiaries (other than Finance Corp. and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

For information regarding the 2021 Senior Notes and 2022 Senior Notes, see Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2014, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.” As of December 31, 2014, the fair value of our open derivative contracts was a net asset of $517.1 million. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts.  We have rights of offset against the borrowings under our revolving credit facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk” for additional information.

Interest Rate Derivative Contracts

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the year ended December 31, 2014 is presented on a consolidated basis. The cash flows for the years ended December 31, 2013 and 2012 is presented on a combined basis, consisting of the consolidated financial information of the Partnership and the combined financial information of the previous owners. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Twelve Months Ended
	December 31,
	2014	2013	2012
Net cash provided by operating activities	$224,898	$193,697	$156,844
Net cash used in investing activities	1,352,071	201,413	357,209
Net cash provided by (used in) financing activities	1,115,004	(3,585)	208,821

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net income increased by $97.8 million and net cash provided by operating activities increased by $31.2 million. Production increased 16.6 Bcfe (approximately 29%) and the average realized sales price increased to $6.72 per Mcfe as previously discussed under “—Results of Operations.” Cash paid for interest during the year ended December 31, 2014 was $63.7 million compared to $40.4 million during the year ended December 31, 2013. Net cash provided by operating activities included $11.7 million of cash receipts on derivative instruments and we had a $12.8 million decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Investing Activities. Net cash used in investing activities during the year ended December 31, 2014 was $1.36 billion, of which $1.08 billion was used to acquire oil and natural gas properties from third parties and $264.2 million was used for additions to oil and gas properties. Cash used in investing activities during the year ended December 31, 2013 was $201.4 million, of which $38.7 million was used to acquire oil and natural gas properties from third parties and $161.7 million was used for additions to oil and gas properties. See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding acquisitions and divestitures.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. For the years ended December 31, 2014 and 2013, additions to restricted investments were $4.0 million and $5.4 million, respectively. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. For the year ended December 31, 2014, we issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million, offset by approximately $12.5 million of costs incurred in conjunction with the issuance of common units. The net proceeds from these issuances, including our general partner’s proportional capital contributions, were primarily used to repay borrowings on our revolving credit facility.

In March 2013, we issued 9,775,000 common units in a public offering generating gross proceeds of approximately $179.4 million, offset by approximately $7.6 million of costs incurred in conjunction with the issuance of common units. The net proceeds from the equity offering, including our general partner’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT. In October 2013, we issued 16,675,000 common units in a public offering. This issuance generated total net proceeds of approximately $318.3 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportional capital contribution, were used to repay a portion of outstanding borrowings under our revolving credit facility.

After deducting underwriting discounts and offering expenses, net proceeds of $484.0 million from the issuances of the 2022 Senior Notes and $672.5 million from the issuances of the 2021 Senior Notes during the years ended December 31, 2014 and 2013, respectively, were used to repay portions of borrowings outstanding under the Partnership’s revolving credit facility and other general partnership purposes. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Senior Notes.

We paid $55.4 million to MRD LLC in connection with our March 2013 acquisition of all of the outstanding equity interests in WHT and repaid $89.3 million of indebtedness under WHT’s credit facility. An additional $96.4 million was paid to MRD LLC related to the October 2013 Cinco Group acquisition. Distributions to NGP affiliates were $355.5 million related to the Cinco Group acquisition.  We paid $33.9 million to an operating subsidiary of MRD LLC in April 2014 to acquire certain oil and natural properties in East Texas. In October 2014, we paid $15.0 million to acquire oil and gas properties in the Rockies from Memorial Resource.

Distributions to partners during the year ended December 31, 2014 were $154.9 million compared to $96.6 million during 2013. The increase is primarily due to an increase in the outstanding units between periods and an increase in the distribution                                                                      rate.   Distributions made by the previous owners during the year ended December 31, 2013 were $31.1 million. See Note 1 and Note 12.

The Partnership had borrowings of $1.45 billion under its revolving credit facility during 2014 that were used primarily to fund the Eagle Ford and Wyoming Acquisitions and to fund its drilling program. The Partnership had net payments of $268.0 million under its revolving credit facility during the year ended December 31, 2013. The Cinco Group had advances of $17.4 million under their credit facilities and repaid $187.2 million of outstanding borrowings during the year ended December 31, 2013. Deferred financing costs of approximately $11.5 million were incurred during the year ended December 31, 2014 compared to approximately $20.9 million during the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash flows provided by operating activities increased during 2013 primarily due to an increase in production volumes.  Production increased 13.0 Bcfe (approximately 30%) and the average realized sales price increased to $6.06 per Mcfe as previously discussed under “—Results of Operations.”   Cash paid for interest during the year ended December 31, 2013 was $40.4 million compared to $13.9 million during the year ended December 31, 2012. Net cash provided by operating activities included $18.9 million of cash receipts on derivative instruments for the year ended December 31, 2013 compared to $42.3 million of cash receipts on derivatives instruments for the year ended December 31, 2012.  The period-to-period gain was offset by a $43.8 million period-to-period increase in impairments. In addition, we had a $16.5 million increase in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during the year ended December 31, 2013 compared to the year ended December 31, 2012. We used cash flows provided by operating activities primarily to fund distributions to our partners and additions to oil and gas properties. The previous owners primarily used cash flows provided by operating activities to fund its exploration and development expenditures.

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

Financing Activities. As discussed above, we sold common units in two separate public equity offerings during 2013.  The net proceeds from the March 2013 equity offering, including our general partner’s proportionate capital contribution, partially funded the acquisition of all of the outstanding equity interests in WHT. The net proceeds from the October 2013 equity offering, including our general partner’s proportional capital contribution, were used to repay a portion of outstanding borrowings under our revolving credit facility.  In December 2012, we sold 11,975,000 common units in a public offering generating total net proceeds of approximately $194.1 million after deducting underwriting discounts and offering related expenses. The net proceeds from the offering, including our general partner’s proportionate capital contribution, were used to fund a portion of the purchase price of the Beta acquisition and to repay indebtedness under our revolving credit facility. We distributed approximately $242.2 million as partial consideration to Rise Energy Partners, LP and repaid $28.5 million of indebtedness under the previous owners’ credit facility.

The Issuers completed three private placements of the 2021 Senior Notes during 2013. The issuers issued a $300.0 million aggregate principal amount at 98.521% of par in April 2013, an additional $100.0 million aggregate principal amount at 102.0% of par in May 2013 and an additional $300.0 million aggregate principal amount at 97.0% of par in October 2013. Proceeds from these issuances were used to repay borrowings outstanding under our revolving credit facility.

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

The net proceeds from the 2021 Senior Notes, as noted above, were used to repay borrowings outstanding under our revolving credit facility. There were no senior notes issued during 2012. The Partnership had net payments of $268.0 million under its revolving credit facility during 2013. The previous owners had net repayments of $259.2 million under their revolving credit facilities during 2013. The Partnership incurred loan origination fees of approximately $20.9 million during 2013 primarily related to the 2021 Senior Notes. The Partnership had net borrowings of $251.0 million under its revolving credit facility during 2012 that were used primarily to fund the acquisitions of oil and gas properties. The previous owners had net borrowings of $18.2 million under their revolving credit facilities during 2012. The Partnership and the previous owners incurred loan origination fees of approximately $1.4 million and $0.8 million, respectively, during 2012.

The previous owners received contributions of $7.2 million and $64.6 million during 2013 and 2012, respectively, to partially fund their development and property acquisition program. The previous owners made distributions of $31.1 million during 2013, all of which was attributable to the Cinco Group.  The previous owners made distributions of $29.5 million during 2012, of which $20.6 million was attributable to the Cinco Group and $7.8 million was attributable to REO.

The Cinco Group sold certain interests in oil and gas properties offshore Louisiana during 2012 for an aggregate $40.1 million to an NGP controlled entity, of which $38.1 million was received in 2012.  The remaining proceeds were released from escrow in April 2013. Due to common control considerations, the proceeds from the sale exceeded the net book value of the properties sold by $6.3 million and was recognized in the equity statement as a net contribution.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2015.

In 2015, we intend to make cash distributions to our unitholders and our general partner at least at the minimum quarterly distribution rate of $0.4750 per unit per quarter on all common and general partner units ($1.90 per unit on an annualized basis). On February 12, 2015, we paid a $46.3 million cash distribution for the fourth quarter 2014 to our unitholders, our general partner and the holders of our IDRs. This distribution represented an annualized amount of $2.20 per common unit. Assuming no further changes in the distribution rate and the number of common units and general partner units currently outstanding, the aggregate distribution paid to all of our unitholders in 2015 would total approximately $185.2 million.

We are actively engaged in the acquisition of oil and natural gas properties. We would expect to finance any significant acquisition of oil and natural gas properties in 2015 through a combination of cash from operations, borrowings under our revolving credit facility and the issuance of equity or debt securities.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2014. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Payment or Settlement due by Period
Contractual Obligation	Total	2015	2016 - 2017	2018-2019	Thereafter
		(in thousands)
Revolving credit facility (1)	$412,000	$—	$—	$412,000	$—
Senior Notes (2)
2021 Senior Notes	1,046,938	53,375	106,750	106,750	780,063
2022 Senior Notes	776,719	36,094	68,750	68,750	603,125
Estimated interest payments (3)	47,512	11,179	22,359	13,974	—
Asset retirement obligations (4)	110,372	—	5,189	3,706	101,477
Decommissioning Trust Agreement (5)	10,350	4,140	6,210	—	—
CO2 minimum purchase commitment (6)	50,495	9,608	20,330	14,055	6,502
Operating leases (7)	3,665	788	621	410	1,846
Compression services	6,526	6,526	—	—	—
Total	$2,464,577	$121,710	$230,209	$619,645	$1,493,013

(1)Represents the scheduled future maturities of principal amount outstanding for the periods indicated. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our revolving credit facility.

(2)Represents the scheduled future interest payments on the 2021 Senior Notes and 2022 Senior Notes and principal payments. Interest accrues per annum and is payable semi-annually in arrears. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.

(3)Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2014. In calculating these amounts, we applied the weighted-average interest rate during 2014 associated with such debt. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for the weighted-average variable interest rate charged during 2014 under our revolving credit facility. In addition, our estimate of payments for interest gives effect to interest rate swap agreements that were in place at December 31, 2014.

(4)Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2014 balance sheet. See Note 6 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information regarding our asset retirement obligations.

(5)Pursuant to a BOEM decommissioning trust agreement, we are required to fund a trust account to comply with supplemental regulatory bonding requirements related to our decommissioning obligations for our offshore Southern California production facilities. See Note 13 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.

(6)Represents a firm agreement, which we assumed in the Wyoming Acquisition, to purchase CO2 volumes.

(7)Primarily represents leases for offshore Southern California right-of-way use and office space. See Note 13 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our operating leases.

Off–Balance Sheet Arrangements

As of December 31, 2014, we had no off–balance sheet arrangements.

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

The following table summarizes our derivative contracts as of December 31, 2014 and the average prices at which the production will be hedged:

	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,605,278	2,692,442	2,450,067	2,160,000	1,914,583
Weighted-average fixed price	$4.28	$4.40	$4.31	$4.51	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,940,000	2,508,333	415,000	115,000	—
Spread	$(0.12)	$(0.04)	$—	$0.15	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	314,281	332,813	326,600	312,000	160,000
Weighted-average fixed price	$90.96	$85.83	$84.38	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,500	95,000	—	—	—
Spread	$(7.07)	$(9.56)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	149,200	84,600	—	—	—
Weighted-average fixed price	$43.02	$41.49	$—	$—	$—

(1)These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

Our basis swaps as of December 31, 2014 included in the table above are presented on a disaggregated basis below:

	2015	2016	2017	2018
Natural Gas Derivative Contracts:

NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,280,000	2,103,333	300,000	—
Spread	$(0.11)	$(0.06)	$(0.05)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000
Spread	$(0.08)	$0.07	$0.14	$0.15

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	—	—	—
Spread	$(0.25)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	—	—
Spread	$(0.09)	$0.06	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,500	55,000	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$—	$—

The following table summarizes our derivative contracts as of December 31, 2013 and the average prices at which the production was hedged:

	2014	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,575,458	2,145,278	2,342,442	2,230,067	2,060,000	1,814,583
Weighted-average fixed price	$4.34	$4.30	$4.42	$4.31	$4.52	$4.77

Collar contracts:
Average Monthly Volume (MMBtu)	340,000	350,000	—	—	—	—
Weighted-average floor price	$4.93	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$6.12	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	120,000	80,000	—	—	—	—
Weighted-average sold strike price	$5.08	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.31	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,822,083	—	—	—	—	—
Spread	$(0.09)	$—	$—	$—	$—	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	136,444	148,281	142,313	130,600	122,000	40,000
Weighted-average fixed price	$95.82	$93.07	$86.85	$85.96	$85.62	$85.00

Collar contracts:
Average Monthly Volume (Bbls)	23,000	5,000	—	—	—	—
Weighted-average floor price	$82.83	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$105.31	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	57,292	57,500	—	—	—	—
Spread	$(9.21)	$(9.73)	$—	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	118,500	112,800	—	—	—	—
Weighted-average fixed price	$36.23	$35.04	$—	$—	$—	$—

(1)These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

Our basis swaps as of December 31, 2013 included in the table above are presented on a disaggregated basis below:

	2014	2015
Natural Gas Derivative Contracts:

NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,252,083	—
Spread	$(0.09)	$—

NGPL STX basis swaps:
Average Monthly Volume (MMBtu)	380,000	—
Spread	$(0.11)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	190,000	—
Spread	$(0.07)	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,292	57,500
Spread - WTI	$(9.21)	$(9.73)

The change in hedged volumes between the current and preceding fiscal year is primarily due third party acquisitions consummated during 2014.

Interest Rate Risk

At December 31, 2014, we had $412.0 million of debt outstanding under our revolving credit facility, with a LIBOR Market Index Rate plus 1.75%, or 1.92%. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2014, we had the following interest rate swap open positions:

	2015	2016	2017
Average Monthly Notional (in thousands)	$314,167	$250,000	$250,000
Weighted-average fixed rate (1)	1.349%	1.029%	1.620%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

(1)Weighted-average fixed rate does not include the margin that varies from 0.50% to 2.5% per annum according to the borrowing base usage and type of borrowing.

At December 31, 2013, we had the following interest rate open swap positions:

	2014	2015	2016
Average Monthly Notional (in thousands)	$173,958	$280,833	$150,000
Weighted-average fixed rate (1)	1.306%	1.416%	1.193%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR
(1)Weighted-average fixed rate does not include the margin that varies from 0.50% to 2.5% per annum according to the borrowing base usage and type of borrowing.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	December 31, 2014
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$690,557	$563,500
2022 Senior Notes, fixed-rate due August 1, 2022	492,856	$380,000

Counterparty and Customer Credit Risk

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Partnership operates. The receivable is recognized when the cost is incurred. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See “Item 1. Business” for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. As of December 31, 2014, some of the lenders, or certain of their affiliates, under our revolving credit facility are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2014, after taking into effect netting arrangements, we had counterparty exposure of $309.8 million related to our derivative instruments. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $207.3 million against amounts outstanding under our revolving credit facility at December 31, 2014.

While we do not require our customers to post collateral and do not have a formal process in place to evaluate and assess the credit standing of our significant customers or the counterparties on our derivative contracts, we do evaluate the credit standing of our customers and such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating and latest financial information or, in the case of a customer with which we have receivables, reviewing its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. Some of the counterparties on our derivative contracts in place as of December 31, 2014 are lenders under our revolving credit facility with investment grade ratings, and we are likely to enter into any future derivative contracts with these or other lenders under our revolving credit facility that also carry investment grade ratings. Several of our significant customers for oil and natural gas receivables have a credit rating below investment grade or do not have rated debt securities. In these circumstances, we have considered the lack of investment grade credit rating in addition to the other factors described above.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

Under the supervision and with the participation of the Partnership’s management, including the principal executive officer and principal financial officer of our general partner, the Partnership assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Partnership’s management, including our general partner’s principal executive and financial officers, concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria set forth under the COSO Framework.

KPMG LLP, the independent registered public accounting firm who audited the Partnership’s consolidated and combined financial statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited Memorial Production Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting in Item 9A of Form10-K.  Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Memorial Production Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Memorial Production Partners LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Dallas, Texas

February 26, 2015

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

Our general partner has a board of directors that oversees its management, operations and activities. The board of directors currently has seven members. The board of directors has determined that Messrs. Clarkson, Highum and Brunson satisfy the independence standards established by NASDAQ and SEC rules. Because we are a limited partnership, we are not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner as of February 26, 2015.

Name	Age	Position with our General Partner
John A. Weinzierl	46	Chief Executive Officer and Chairman
William J. Scarff	59	President
Robert L. Stillwell, Jr.	37	Vice President and Chief Financial Officer
Christopher S. Cooper	47	Senior Vice President and Chief Operating Officer
Patrick T. Nguyen	42	Vice President and Chief Accounting Officer
Kyle N. Roane	35	Senior Vice President, General Counsel and Corporate Secretary
Gregory M. Robbins	36	Senior Vice President, Corporate Development
W. Donald Brunson	69	Director
Jonathan M. Clarkson	65	Director
Scott A. Gieselman	51	Director
Kenneth A. Hersh	52	Director
P. Michael Highum	64	Director
Tony R. Weber	52	Director

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

John A. Weinzierl has served as our general partner’s Chief Executive Officer and Chairman of the board of directors since January 2014. Previously, Mr. Weinzierl served as our general partner’s President, Chief Executive Officer and Chairman of the board from April 2011 to January 2014. Mr. Weinzierl has also served as Chief Executive Officer and a director of Memorial Resource since its formation in January 2014.  Previously, Mr. Weinzierl served as President and Chief Executive Officer of MRD LLC from April 2011 to January 2014 and then as Chief Executive Officer until June 2014.  Prior to the completion of our initial public offering in December 2011, Mr. Weinzierl was a managing director and operating partner of NGP from December 2010. From July 1999 to December 2010, Mr. Weinzierl worked in various positions at NGP, where he became a managing director in December 2004. Mr. Weinzierl was appointed a venture partner of NGP from February 2012 to February 2013. From October 2006 until November 2011, Mr. Weinzierl was a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., a (i) natural gas gathering, processing and transportation company and (ii) developer of oil and natural gas properties, where he also served on the compensation committee. Mr. Weinzierl is a registered professional engineer in Texas.

The board believes Mr. Weinzierl’s degree and experience in petroleum engineering, his M.B.A. education, as well as his investment and business expertise honed at NGP brings valuable strategic, managerial and analytical skills to the board and us.

William J. Scarff has served as our general partner’s President since January 2014. Mr. Scarff has also served as President of Memorial Resource since its formation in January 2014.  Previously, Mr. Scarff served as President of MRD LLC from January 2014 to June 2014.  From 2000 through January 2014, Mr. Scarff has served as President and Chief Executive Officer of several private exploration and production companies sponsored by NGP. From October 2010 until January 2014, Mr. Scarff was President and Chief Executive Officer of Propel Energy, LLC. Prior to that, he was President and Chief Executive Officer of Seismic Ventures, Inc. from 2006 to 2009. From 2005 to 2014, Mr. Scarff was President and Chief Executive Officer of Proton Operating Company, LLC and from 1999 to 2005, he was President and Chief Executive Officer of Proton Energy, LLC and its affiliates. From 1978 to 1999, Mr. Scarff held a variety of positions of increasing responsibility in Marathon Oil Company, Anadarko Production Company, Burlington Resources, Texas Meridian Resource Corporation and Hilcorp Energy Company.

Robert L. Stillwell, Jr. has served as our general partner’s Vice President and Chief Financial Officer since January 2015 and was Vice President, Finance from July 2014 through December 2014. Previously, he served as Treasurer of MRD LLC from June 2012 to June 2014. From January 2011 to June 2012, Mr. Stillwell served as an investment banker at Citigroup in the Global Energy Group. From June 2010 to December 2010 and from July 2007 to June 2010, he worked in investment banking with UBS and Scotia Waterous, respectively. Mr. Stillwell began his career in the corporate finance group of EXCO Resources, Inc.

Christopher S. Cooper has served as our general partner’s Senior Vice President and Chief Operating Officer since November 2014. Previously, he served in a variety of operational, technical and strategic planning positions with Marathon Oil Company since 1990. From August 2013 until November 2014, Mr. Cooper served as Director, Global Projects. From November 2011 until August 2013, he served as Director, Financial Planning/Operations. From July 2009 until November 2011, Mr. Cooper served as Asset Manager/Regional Vice President, Mid-Continent, and from May 2007 until July 2009, he served as Asset Manager, Powder River Basin.

Patrick T. Nguyen has served as our general partner’s Vice President and Chief Accounting Officer since January 2015 and was Chief Accounting Officer from June 2011 through December 2014. Prior to joining our general partner, Mr. Nguyen was with Enterprise Products Partners LP from June 2007 to May 2011 as Director of Financial Accounting and Director of Accounts Receivable and Accounts Payable. From September 1996 to June 2007, he held positions in financial accounting and reporting within El Paso Corporation’s midstream segment, El Paso Field Services Company and its affiliates GulfTerra Energy Partners, LP and El Paso Energy Partners, LP. Prior to that, he worked at BHP Billiton as a joint venture and general ledger accountant. Mr. Nguyen holds a CPA license in the state of Texas.

Kyle N. Roane has served as our general partner’s Senior Vice President, General Counsel and Corporate Secretary since November 2014 and our Vice President, General Counsel and Corporate Secretary from January 2014 to November 2014. Previously, he served as our general partner’s General Counsel and Corporate Secretary from February 2012 through December 2013. Mr. Roane has also served as Senior Vice President, General Counsel and Corporate Secretary of Memorial Resource since November 2014 and was Vice President, General Counsel and Corporate Secretary from January 2014 to November 2014.  Previously, Mr. Roane served as Vice President, General Counsel and Corporate Secretary of MRD LLC from January 2014 to June 2014 and was General Counsel and Corporate Secretary of MRD LLC from February 2012 through December 2013.  From 2005 to February 2012, Mr. Roane practiced corporate and securities law at Akin, Gump, Strauss, Hauer & Feld L.L.P.

Gregory M. Robbins has served as our general partner’s Senior Vice President, Corporate Development since November 2014 and Vice President, Corporate Development from January 2013 to November 2014. Previously, he served as our general partner’s Treasurer from June 2011 to April 2012 and Director of Corporate Development from April 2012 to January 2013. Mr. Robbins has also served as Senior Vice President, Corporate Development of Memorial Resource since November 2014 and was Vice President, Corporate Development from April 2014 to November 2014.  Previously, Mr. Robbins served as the Vice President of Corporate Development of MRD LLC from January 2013 to June 2014, Director of Corporate Development from April 2012 to January 2013, and Treasurer from June 2011 to April 2012.  From October 2010 to April 2011, Mr. Robbins served as Vice President and Controller of Quality Electric Steel Castings, LP. Prior to that, he was a Vice President with Guggenheim Partners, LLC from April 2006 to September 2010. Mr. Robbins worked for Wells Fargo Energy Capital, LLC from 2004 to March 2006 and Comerica Bank, Inc. from 2002 to 2004.

W. Donald Brunson has served as a member of the board of directors of our general partner since December 2014. Subsequent to his retirement in 2012, Mr. Brunson has served as Chairman and Co-Founder of Bank of Houston from 2004 to 2012. From 2012 to 2014, he served as Chairman Emeritus of Bank of Houston. From 1996 to 2004, he held positions with American Prudential Capital, Inc. In 1994 and 1995, he served as President and was a board member and member of the executive management committee with Sunbelt National Bank. Prior to 1994, Mr. Brunson also held positions with Southwest Bank of Texas, Heights State Bank, Houston National Bank, Allied Bank of Texas, and Price Waterhouse & Co.

The board believes that Mr. Brunson’s extensive banking experience brings substantial and valuable skills and experiences to the board of directors.

Jonathan M. Clarkson has served as a member of the board of directors of our general partner since December 2011. Mr. Clarkson has served in the capacity of Chief Financial Officer for Matrix Oil Corporation since May 2012. Mr. Clarkson served as Chairman of the Houston Region of Texas Capital Bank from May 2009 until his retirement in December 2011. From 2003 to May 2009, he served as President and CEO of the Houston Region of Texas Capital Bank. From May 2001 to October 2002, Mr. Clarkson served as President, Chief Financial Officer and a director of Mission Resources Corp., an independent oil and gas exploration and production company. From 1999 through 2001, Mr. Clarkson served as President, Chief Operating Officer and a director of Bargo Energy Company, a private company engaged in the acquisition and exploitation of onshore oil and natural gas properties, which merged with Mission Resources in May 2001. From 1987 to 1999, Mr. Clarkson served as Executive Vice President and Chief Financial Officer for Ocean Energy Corp. and its predecessor company United Meridian Corporation. From October 2006 until December 2009, Mr. Clarkson served on the board of directors, was chairman of the audit committee, and was a member of the compensation committee of Edge Petroleum Corp., an oil and gas exploration and production company. Mr. Clarkson has served on the board of directors and the audit committee, since March 2012, corporate governance committee, from October 2012 to January 2015, and was elected to the compensation committee, effective January 2015, of Parker Drilling Company.  Since September 2010,

Mr. Clarkson has served on the advisory board of Rivington Capital Advisors, LLC, an investment banking firm focused on upstream energy sector investments.

The board believes that Mr. Clarkson brings to the board his substantial prior financial and executive management expertise including his experience as a chief financial officer in the oil and gas industry and his valuable prior board experience and audit and compensation committee service.

Scott A. Gieselman has served as a member of the board of directors of our general partner since September 2011. Mr. Gieselman has also served as a member of the board of directors of Memorial Resource since its formation in January 2014 and was a member of MRD LLC’s board of managers from September 2011 to June 2014.  Mr. Gieselman has been a managing director of NGP since April 2007. Mr. Gieselman has served as a member of the board of directors of Rice Energy, Inc. since January 2014. From 1988 to April 2007, Mr. Gieselman worked in various positions in the investment banking energy group of Goldman, Sachs & Co., where he became a partner in 2002.

The board believes that Mr. Gieselman’s considerable financial and energy investment banking experience, as well as his experience on the boards of numerous private energy companies bring important and valuable skills to the board of directors.

Kenneth A. Hersh has served as a member of the board of directors of our general partner since its formation in April 2011.  Mr. Hersh has also served as a member of the board of directors of Memorial Resource since its formation in January 2014 and was a member of MRD LLC’s board of managers from April 2011 to June 2014. Mr. Hersh is the Chief Executive Officer of NGP Energy Capital Management and a managing partner of NGP and has served in those or similar capacities since 1989. Mr. Hersh served as a director of NGP Capital Resources Company from November 2004 until September 2014.  Mr. Hersh served as a director of Resolute Energy Corporation from September 2009 to March 2012, as a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., from March 2006 until June 2011 and Energy Transfer Partners, L.L.C., the indirect general partner of Energy Transfer Partners, L.P., a natural gas gathering and processing and transportation and storage and retail propane company, from February 2004 through December 2009, and served as a director of LE GP, LLC, the general partner of Energy Transfer Equity, L.P., from October 2002 through December 2009. Mr. Hersh currently serves on the Dean’s Council of the Harvard Kennedy School and on the Advisory Councils of the Graduate School of Business at Stanford University and The Bendheim Center for Finance at Princeton University. He is also a member of the World Economic Forum where he has been a featured speaker at its annual meeting held in Davos, Switzerland.

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

Tony R. Weber has served as a member of the board of directors of our general partner since September 2011. Mr. Weber has also served as Chairman of the board of directors of Memorial Resource since its formation in January 2014 and was a member of MRD LLC’s board of managers from September 2011 to June 2014.  Mr. Weber currently serves as Managing Partner and Chief Operating Officer for NGP. Prior to joining NGP in December 2003, Mr. Weber was the Chief Financial Officer of Merit Energy Company from April 1998 to December 2003. Prior to that, he was Senior Vice President and Manager of Union Bank of California’s Energy Division in Dallas, Texas from 1987 to 1998. In his role at NGP, Mr. Weber serves on numerous private company boards as well as industry groups, IPAA Capital Markets Committee and Dallas Wildcat Committee. He currently serves on the Dean’s Council of the Mays Business School at Texas A&M University and was a founding member of the Mays Business Fellows Program.

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

Unitholders or interested parties may communicate directly with the board of directors of our general partner, any committee of the board of directors, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: c/o Secretary, Memorial Production Partners LP, 500 Dallas Street, Suite 1800, Houston, Texas 77002. Communications are distributed to the board of directors, committee of the board of directors, or director as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

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

Messrs. Clarkson, Highum and Brunson currently serve on the audit committee, and Mr. Clarkson serves as the chairman. Messrs. Clarkson, Highum and Brunson meet the independence and experience standards established by NASDAQ and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The board of directors of our general partner has determined that Mr. Clarkson is an “audit committee financial expert” as defined under SEC rules. The audit committee held four meetings in 2014.

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

Every member of the conflicts committee must not be an officer or employee of our general partner or its affiliates, must otherwise be independent of our general partner and its affiliates (including Memorial Resource and NGP), and must meet the independence standards established by the NASDAQ Marketplace Rules and the Exchange Act to serve on an audit committee of a board of directors. We intend for the conflicts committee to generally have at least two members. Because our partnership agreement only requires that the conflicts committee have at least one member, during any time that the committee only has one member, that single member of the conflicts committee will be able to approve resolutions of conflicts of interest. It is possible that a single-member committee may not function as effectively as a multiple-member committee and, if we pursue a transaction with an affiliate while the conflicts committee has only one member, our limited partners will be deemed to have approved that transaction through the approval of that single-member committee, in the same manner as would have occurred had the committee consisted of more directors. The conflicts committee held three meetings in 2014.

Meetings and Other Information

The board of directors of our general partner held six meetings in 2014.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of Memorial Production Partners GP LLC, we believe that during the year ended December 31, 2014 the officers and directors of Memorial Production Partners GP LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

We make available free of charge, within the “Corporate Governance” section of our website at http://investor.memorialpp.com/corporate-governance.cfm, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics. Requests for print copies may be directed to Investor Relations at ir@memorialpp.com or to Investor Relations, Memorial Production Partners LP, 500 Dallas Street, Suite 1800, Houston, Texas 77002 or made by telephone at (713) 588-8350. We intend to post on our website all waivers of or amendments to the Code of Ethics and Code of Business Conduct and Ethics that are required to be disclosed by applicable law. The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Pursuant to the omnibus agreement with a wholly-owned subsidiary of Memorial Resource, management, administrative and operational services are provided to our general partner and us to manage and operate our business. Our general partner reimburses Memorial Resource, on a monthly basis, for the allocable expenses it incurs in its performance under the omnibus agreement, and we reimburse our general partner for such payments it makes to Memorial Resource. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated to our general partner. We believe the expenses to be no more than those we would be required to pay if we received services from an unaffiliated third party. Memorial Resource has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion of its expenses to allocate to us. In turn, our partnership agreement provides that our general partner determines in good faith the expenses that are allocable to us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.”

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

Some of our general partner’s named executive officers are also executive officers of Memorial Resource, and we expect that our general partner’s named executive officers will devote a significant portion of their total business time to Memorial Resource and its operations. Compensation paid or awarded by us with respect to our general partner’s named executive officers reflects only the portion of Memorial Resource’s compensation expense allocated to us by Memorial Resource under the omnibus agreement. Memorial Resource has the ultimate decision-making authority with respect to the total compensation of its employees, including our general partner’s named executive officers, and (subject to the terms of the omnibus agreement) with respect to the portion of that compensation that is allocated to us. Any such compensation decision is not subject to any approval by the board of directors of our general partner.

Our general partner’s “named executive officers” for 2014 were:

Name	Principal Position
John A. Weinzierl	Chief Executive Officer and Chairman
William J. Scarff	President
Andrew J. Cozby	Former Vice President and Chief Financial Officer
Robert L. Stillwell	Vice President and Chief Financial Officer
Larry R. Forney	Former Vice President and Chief Operating Officer
Kyle N. Roane	Senior Vice President, General Counsel and Corporate Secretary
Gregory M. Robbins	Senior Vice President, Corporate Development

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

Compensation Setting Process

The portion of our general partner’s named executive officers’ salaries and bonuses incurred by Memorial Resource that was allocated to us, as reflected in the Summary Compensation Table below, was based on estimated time spent on each entity for 2014,   on production for 2013 and on a reserve basis methodology for 2012. Memorial Resource has designed a compensation program that emphasizes pay-for-performance. Our general partner’s Chief Executive Officer provides periodic recommendations to Memorial Resource regarding the compensation of our general partner’s other named executive officers.

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

During the year ended December 31, 2014, our general partner’s named executive officers and independent directors were granted awards of restricted common units as indicated in the following table:

Aggregate Number
Award Recipient	of Restricted Units
John A. Weinzierl	125,168
William J. Scarff	89,405
Andrew J. Cozby (1)	58,114
Robert L. Stillwell, Jr.	11,176
Larry R. Forney (2)	58,144
Kyle N. Roane	40,232
Gregory M. Robbins	40,232
Jonathan M. Clarkson	4,548
P. Michael Highum	4,548
Robert A. Innamorati (3)	4,548

(1)Mr. Cozby resigned as our Vice President and Chief Financial Officer in July 2014 and is currently serving as the Senior Vice President and Chief Financial Officer of Memorial Resource.

(2)Mr. Forney resigned as our Vice President and Chief Operating Officer in November 2014 and is currently serving as the Senior Vice President and Chief Operating Officer of Memorial Resource.

(3)Mr. Innamorati served as an independent director for us through November 2014.

The board of directors of our general partner determines any awards made under our LTIP. With regard to the awards made during 2014, the board of directors took a number of factors into account, including:

•	the financial and operational performance of the Partnership for 2013 through May 2014 (including significant increases in proved reserves, average daily production and Adjusted EBITDA);
•	the significant number of transactions completed by the Partnership and integration of assets acquired in 2013 through May 2014 (including eight acquisitions and three public equity offerings);
•	the significant demand in Houston and worldwide for experienced oil and gas executives;
•	the significant demand in Houston and elsewhere for experienced MLP executives;
•	information gathered by the board of directors regarding compensation paid to executives at other MLPs and other public oil and gas production companies; and
•	the board of directors’ impression of the performance of the individual executives.

For any subsequent year, the board of directors may take some or all of these factors into account, and may also consider other factors that it deems relevant at the time of determination.

On January 9, 2015, certain of our general partner’s executive officers and independent directors were granted additional awards of restricted common units, as indicated in the following table:

	Vesting	Aggregate Number
Award Recipient	Period	of Restricted Units
John A. Weinzierl (1)	3 years	11,327
Christopher S. Cooper	3 years	33,981
Jonathan M. Clarkson	1 year	8,091
P. Michael Highum	1 year	8,091
W. Donald Brunson	1 year	8,091

(1)The grant of restricted common units to Mr. Weinzierl was in lieu of his annual cash bonus for 2014.

The awards were made pursuant to our LTIP and restricted unit agreements between our general partner and each award recipient. The awards are subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of our general partner’s management. Award recipients have all the rights of a unitholder in us with respect to the restricted units, including the right to receive distributions thereon if and when distributions are made by us to our unitholders. The restricted units vest and the forfeiture restrictions will generally lapse in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant (except with respect to the awards to our independent directors), so long as the award recipient remains in continuous service with our general partner and its affiliates.

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

The board of directors of Memorial Production Partners GP LLC

John A. Weinzierl
W. Donald Brunson
Jonathan M. Clarkson
Scott A. Gieselman
Kenneth A. Hersh
P. Michael Highum
Tony R. Weber

Employment Agreements

Neither Memorial Resource nor our general partner has entered, or currently intends to enter, into any employment agreements with any of our named executive officers, other than change of control agreements.

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

Summary Compensation Table

The following table includes the compensation earned by our general partner’s named executive officers and allocated to us by Memorial Resource for the years ended December 31, 2014, 2013 and 2012.

				Equity	All Other
Name and Position	Year	Salary	Bonus	Awards (4)	Compensation (5)	Total
John A. Weinzierl	2014	$165,000	$—	$2,800,008	$468,106	$3,433,114
(Chief Executive Officer and Chairman) (1) (6)	2013	83,152	285,313	2,249,996	320,292	2,938,753
	2012	16,000	—	2,500,735	195,039	2,711,774

William J. Scarff	2014	$153,542	$176,458	$1,999,990	$108,250	$2,438,240
(President)

Andrew J. Cozby	2014	$165,000	$154,000	$1,300,010	$226,960	$1,845,970
(Former Vice President and Chief Financial Officer) (2)	2013	110,869	142,656	1,207,885	137,175	1,598,585
	2012	40,000	23,738	703,661	51,197	818,596

Robert L. Stillwell, Jr.	2014	$123,750	$96,250	$250,007	$44,830	$514,837
(Vice President and Chief Financial Officer) (2)

Larry R. Forney	2014	$165,000	$154,000	$1,300,010	$221,113	$1,840,123
(Former Vice President and Chief Operating Officer) (3)	2013	110,869	142,656	1,231,255	125,215	1,609,995
	2012	40,000	20,000	508,088	35,882	603,970

Kyle N. Roane	2014	$165,000	$143,000	$899,990	$139,043	$1,347,033
(Senior Vice President, General Counsel and Corporate Secretary)	2013	110,869	71,328	815,625	61,570	1,059,392

Gregory M. Robbins	2014	$165,000	$143,000	$899,990	$142,498	$1,350,488
(Senior Vice President, Corporate Development)	2013	110,869	71,328	812,509	70,557	1,065,263
	2012	32,000	8,000	192,238	16,289	248,527

(1)Mr. Weinzierl also served as President from April 2011 until January 2014.

(2)Mr. Cozby resigned as Vice President and Chief Financial Officer in July 2014 and is currently serving as the Senior Vice President and Chief Financial Officer of Memorial Resource.  Mr. Stillwell was appointed Vice President, Finance in July 2014 and appointed to Vice President and Chief Financial Officer in January 2015. Mr. Stillwell became a named executive officer in 2014.

(3)Mr. Forney resigned as Vice President and Chief Operating Officer in November 2014 and is currently serving as the Senior Vice President and Chief Operating Officer of Memorial Resource.

(4)Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

(5)Amounts include (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on LTIP awards, (iii) the dollar value of life insurance premiums paid on behalf of the officer and (iv) the dollar value of short and long term disability insurance premiums paid on behalf the officer.

(6)Mr. Weinzierl was awarded a grant of 11,327 restricted units on January 9, 2015 in lieu of his cash bonus for 2014.  The grant date fair value of such award is determined by multiplying the number of restricted units granted by the closing price of common units on the date of grant of $15.45 per unit.  The value of this award has been excluded from the table above as the award was granted subsequent to fiscal year 2014.

The following supplemental table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2014:

	Quarterly
	Distributions		Total
	Paid On		All Other
Name	LTIP Awards	Other	Compensation
John A. Weinzierl	$458,156	$9,950	$468,106
William J. Scarff	98,346	9,904	108,250
Andrew J. Cozby	217,010	9,950	226,960
Robert L. Stillwell, Jr.	34,880	9,950	44,830
Larry R. Forney	211,163	9,950	221,113
Kyle N. Roane	129,093	9,950	139,043
Gregory M. Robbins	132,548	9,950	142,498

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers in 2014.

		All Other Equity Awards: Number of Restricted	Grant Date Fair Value of Unit and Option
		Units	Awards
Name	Grant Date	(#) (1)	($) (2)
John A. Weinzierl	05/30/14	125,168	2,800,008

William J. Scarff	05/30/14	89,405	1,999,990

Andrew J. Cozby	05/30/14	58,114	1,300,010

Robert L. Stillwell, Jr.	05/30/14	11,176	250,007

Larry R. Forney	05/30/14	58,114	1,300,010

Kyle N. Roane	05/30/14	40,232	899,990

Gregory M. Robbins	05/30/14	40,232	899,990

(1)Represents the amount of restricted common units awarded to our named executive officers under the LTIP, none of which are tied to performance based criteria.

(2)Reflects the aggregate grant date fair value of restricted unit awards granted under the LTIP calculated by multiplying the number of restricted units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014.

		Restricted Common
		Unit Awards
		Number of Units	Market Value of
		Units That Have	Units That Have
	Vesting	Have Not Vested	Have Not Vested
Name	Date (1)	(#)	($) (2)
John A. Weinzierl	Various	249,928	3,646,450
William J. Scarff	Various	89,405	1,304,419
Andrew J. Cozby	Various	114,027	1,663,654
Robert L. Stillwell, Jr.	Various	18,956	276,568
Larry R. Forney	Various	111,369	1,624,874
Kyle N. Roane	Various	70,855	1,033,774
Gregory M. Robbins	Various	72,596	1,059,176

(1)One-third vests on the first, second, and third anniversaries of each date of grant. Of the 727,136 non-vested restricted common unit awards presented in the table, approximately 330,176 vest in 2015, 256,147 vest in 2016 and 140,813 vest in 2017. There were 57,012 restricted common units that vested on January 9, 2015.

(2)Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2014 of $14.59 per unit.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to equity-based awards held by our named executive officers, which vested in 2014.

		Restricted Common Unit Awards
		Number of Units	Unit Price	Market Value of Units
Name	Vesting Date (1)	That Have Vested	On Vesting Date	That Have Vested
		(#) (2)		($) (3)

John A. Weinzierl	01/09/14	43,070	$21.99	947,109
	05/31/14	41,817	$22.37	935,446

Andrew J. Cozby	01/09/14	7,161	$21.99	157,470
	05/31/14	27,342	$22.37	611,641

Robert L. Stillwell, Jr.	05/31/14	3,350	$22.37	74,940
	08/31/14	1,082	$23.40	25,319

Larry R. Forney	01/09/14	4,077	$21.99	89,653
	05/31/14	27,342	$22.37	611,641

Kyle N. Roane	01/09/14	284	$21.99	6,245
	05/31/14	15,879	$22.37	355,213

Gregory M. Robbins	01/09/14	2,420	$21.99	53,216
	05/31/14	15,538	$22.37	347,585

(1)One-third vests on the first, second, and third anniversaries of each date of grant. There were 57,012 restricted common units that vested on January 9, 2015.

(2)Represents gross vesting amounts prior to any units withheld for taxes.

(3)Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units on the respective vesting date.

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

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a change of control, as applicable, assuming that such event occurred on December 31, 2014 and using our closing common unit price on such date of $14.59. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until a change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Occurrence of a
Name	Change of Control
John A. Weinzierl	$3,646,450
William J. Scarff	1,304,419
Andrew J. Cozby	1,663,654
Robert. L. Stillwell, Jr.	276,568
Larry R. Forney	1,624,874
Kyle N. Roane	1,033,774
Gregory M. Robbins	1,059,176

Director Compensation

Officers or employees of our general partner or its affiliates, including Memorial Resource, the Funds, and NGP, who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives compensation as a “non-employee director” for attending meetings of the board of directors, as well as committee meetings. The following table presents information regarding compensation paid to the independent directors of our general partner during the year ended December 31, 2014.

	Fees Earned	Restricted	All Other
	or Paid in Cash	Unit Awards	Compensation	Total
Name	($)	($)(3)	(4)	($)
Jonathan M. Clarkson (1)	$107,500	$100,011	$18,425	$225,936
P. Michael Highum	100,000	100,011	19,135	219,146
Robert A. Innamorati (2)	91,667	100,011	17,602	209,280
W. Donald Brunson (2)	8,333	—	—	8,333

(1)Serves as chairman of the audit committee.

(2)Mr. Innamorati served as an independent director for us through November 2014.  Mr. Innamorati has been serving as an independent director of Memorial Resource since June 2014.  Mr. Brunson began serving as an independent director in December 2014.

(3)Reflects the aggregate grant date fair value of restricted common unit awards granted under the LTIP calculated by multiplying the number of restricted common units granted to each director by the closing price of our common units on the date of grant ($21.99 with respect to the grants made to Messrs. Clarkson, Highum and Innamorati on January 9, 2014). For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” At December 31, 2014, Messrs. Clarkson and Highum had 8,375 and 8,405 restricted units outstanding, respectively. Mr. Brunson did not have any restricted units outstanding at December 31, 2014.

(4)Represents quarterly distribution paid on LTIP Awards.

For 2015, the following compensation has been approved for the non-employee directors:

•	an annual retainer of $125,000 for each director payable quarterly in arrears;
•	an annual equity grant under our LTIP of $125,000 of restricted units based on the price per common unit on the date of grant, which will vest one year from the date of grant; and
•	an annual retainer of $7,500 for the chairman of the audit committee.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 20, 2015, the following table sets forth the beneficial ownership of our common units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	each director of our general partner;
•	each named executive officer of our general partner; and
•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)
MRD Holdco LLC (4)	5,360,912	6.38%
Kenneth A. Hersh (5)	5,360,912	6.38%
Jonathan M. Clarkson	32,652	*
Scott A. Gieselman	—	—
P. Michael Highum	20,242	*
Tony R. Weber	—	—
John A. Weinzierl	556,420	*
William J. Scarff	96,943	*
Andrew J. Cozby (6)	152,424	*
Robert L. Stillwell, Jr.	22,871	*
Larry R. Forney (7)	142,895	*
Gregory M. Robbins	89,707	*
Kyle N. Roane	86,825	*
W. Donald Brunson	16,666	*
All executive officers and directors as a group (14 persons)	6,683,820	7.95%
* Less than 1.0%

(1)The address for all beneficial owners in this table is 500 Dallas St., Suite 1800, Houston, Texas 77002.

(2)Includes common units purchased in the directed unit program at the closing of our initial public offering as well as restricted common units awarded under the Memorial Production Partners GP LLC Long-Term Incentive Plan.

(3)Based on 84,030,205 common units outstanding.

(4)MRD Holdco LLC is controlled by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore”), which also collectively indirectly own 50% of our incentive distribution rights. NGP VIII, NGP IX and NGP IX Offshore may be deemed to share voting and dispositive power over the reported securities; thus, each may also be deemed to be the beneficial owner of these securities. Each of NGP VIII, NGP IX and NGP IX Offshore disclaims beneficial ownership of the reported securities in excess of such entity’s respective pecuniary interest in the securities.

(5)G.F.W. Energy VIII, L.P., GFW VIII, L.L.C., G.F.W. Energy IX, L.P. and GFW IX, L.L.C. may be deemed to beneficially own the units held by MRD Holdco that are attributable to NGP VIII, NGP IX and NGP IX Offshore by virtue of GFW VIII, L.L.C. being the sole general partner of G.F.W. Energy VIII, L.P. (which is the general partner of NGP VIII) and GFW IX, L.L.C. being the sole general partner of G.F.W. Energy IX, L.P. (which is the general partner of NGP IX and NGP IX Offshore). Kenneth A. Hersh, one of our general partner’s directors and an Authorized Member of each of GFW VIII, L.L.C. and GFW IX, L.L.C., may also be deemed to share the power to vote, or to direct the vote, and to dispose, or to direct the disposition, of those units. Mr. Hersh does not own directly any common units.

(6)Mr. Cozby resigned as Vice President and Chief Financial Officer in July 2014 and currently serves as the Senior Vice President and Chief Financial Officer of Memorial Resource.

(7)Mr. Forney resigned as Vice President and Chief Operating Officer in November 2014 and currently serves as the Senior Vice President and Chief Operating Officer of Memorial Resource.

Memorial Production Partners GP LLC, our general partner, owns 50% of all of our IDRs and a 0.1% general partner interest in us. The following table sets forth the approximate beneficial ownership of equity interests in our general partner.

Name of Beneficial Owner	Class A Member Interest (1)
Memorial Resource (2)(3)(4)	100.0%

(1)In December 2013, our general partner redeemed all non-voting interests owned by the Funds. In consideration for this redemption, the Funds received 50% of our incentive distribution rights. Memorial Resource owns 100% of the sole member interests in our general partner, which are classified as Class A membership interests, and will be entitled to 50% of any cash distributions made or common units issued to our general partner with respect to our general partner’s 0.1% general partner interest in us.

(2)Our general partner is controlled by Memorial Resource.  MRD Holdco together with a group controls Memorial Resource. MRD Holdco is controlled by NGP VIII, NGP IX and NGP IX Offshore. Mr. Hersh will share in distributions made by us with respect to interests held by our general partner in proportion to his pecuniary interests. Mr. Hersh disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in such securities. In addition, our general partner’s other non-independent directors and certain of our general partner’s executive officers have indirect financial interests in Memorial Resource and its affiliates.

(3)NGP VIII, NGP IX and NGP IX Offshore may be deemed to share voting and dispositive power over the reported interests of MRD Holdco; thus, each of NGP VIII, NGP IX and NGP IX Offshore may also be deemed to be the beneficial owner of these interests. Each of NGP VIII, NGP IX and NGP IX Offshore disclaims beneficial ownership of such reported interests in excess of such entity’s respective pecuniary interest in such interests. G.F.W. Energy VIII, L.P., GFW VIII, L.L.C., G.F.W. Energy IX, L.P. and GFW IX, L.L.C. may be deemed to beneficially own the interests owned by MRD Holdco attributable to NGP VIII, NGP IX and NGP IX Offshore and the interests held by NGP VIII, NGP IX and NGP IX Offshore by virtue of GFW VIII, L.L.C. being the sole general partner of G.F.W. Energy VIII, L.P. (which is the general partner of NGP VIII) and GFW IX, L.L.C. being the sole general partner of G.F.W. Energy IX, L.P. (which is the general partner of NGP IX and NGP IX Offshore). Kenneth A. Hersh, one of our general partner’s directors and an Authorized Member of each of GFW VIII, L.L.C. and GFW IX, L.L.C., may also be deemed to share the power to vote, or to direct the vote, and to dispose, or to direct the disposition, of the interests held by NGP VIII, NGP IX and NGP IX Offshore. Mr. Hersh does not own directly any interests in our general partner.

(4)The address for NGP VIII, NGP IX and NGP IX Offshore is 5221 N. O’Connor Boulevard, Suite 1100, Irving, Texas 75039.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Long-Term Incentive Plan	—	—	746,611

(1)Our general partner adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan in December 2011 in connection with the completion of our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

MRD Holdco controls Memorial Resource and owns approximately 6.0% of our common units. Memorial Resource owns 100% of the voting membership interests in our general partner, and the Funds collectively indirectly own 50% of our incentive distribution rights. As of February 20, 2015, our general partner owns a 0.1% general partner interest in us, evidenced by 86,797 general partner units, and 50% of our incentive distribution rights.

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

Formation Stage

The consideration received by our general partner and Memorial Resource prior to or in connection with our initial public offering	•	7,061,294 common units. All of these units were sold to the public in a secondary offering by Memorial Resource in November 2013;
	•	5,360,912 subordinated units, all of which converted to common units on February 13, 2015 and are now owned by MRD Holdco;
	•	21,444 general partner units;
	•	all of our incentive distribution rights (50% of which were transferred to the Funds in December 2013); and
	•	approximately $280 million in cash.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders, including MRD Holdco as the holder of approximately 6.0% of our limited partner interests, pro rata and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to a maximum of 25.0% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of less than $0.1 million on its general partner units and MRD Holdco would receive an annual distribution of approximately $2.5 million on its common units.

For the twelve months ended December 31, 2014, our general partner and its affiliates received an aggregate of $12.0 million in cash distributions from us, which consisted of approximately $11.8 million in respect of subordinated units and approximately $0.2 million in respect of our general partner units and the general partner’s incentive distribution rights.

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

For the twelve months ended December 31, 2014, we reimbursed our general partner and its affiliates an aggregate of $24.4 million for all direct and indirect expenses incurred or payments made on our behalf and all other expenses allocable to us or otherwise incurred in connection with operating our business

Withdrawal or removal of our general partner

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

Third Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC

Memorial Production Partners GP LLC, our general partner and a wholly-owned subsidiary of Memorial Resource, owns a 0.1% general partner interest in us and 50% of our IDRs. Under our general partner’s third amended and restated limited liability company agreement, the sole member interests in our general partner are classified as Class A membership interests. Memorial Resource owns all of the Class A membership interests in our general partner. The Class A membership interests are the sole voting interests in our general partner and entitle Memorial Resource, as the Class A member, to all distributions we make to our general partner (including distributions with respect to our general partner’s 0.1% general partner interest in us).

Memorial Resource may transfer, pledge or assign all or any portion of its membership interest in our general partner at any time.

Related Party Agreements

We and certain of our affiliates have entered into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

Omnibus Agreement

In December 2011, in connection with the closing of our initial public offering, we entered into an omnibus agreement with our general partner and MRD LLC.  Memorial Resource succeeded to all of MRD LLC’s duties and obligations under the omnibus agreement in connection with certain restructuring transactions at the time of Memorial Resource’s initial public offering.

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

Pursuant to the omnibus agreement, Memorial Resource will indemnify our general partner and us against income taxes attributable to pre-closing ownership or operation of the assets we acquired in connection with our initial public offering, including any income tax liabilities related to such acquisition occurring on or prior to the closing of our initial public offering.

Memorial Resource’s indemnification obligation will survive for sixty days after the expiration of the applicable statute of limitations with respect to income taxes.

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

Acquisitions of Oil and Natural Gas Producing Properties

Double A Acquisition

In April 2014, we acquired certain oil and natural gas properties in East Texas from a subsidiary of Memorial Resource, for approximately $33.3 million, including estimated customary post-closing adjustments. The acquired properties primarily represent additional working interests in wells currently owned by us and located in Polk and Tyler Counties in the Double A Field of East Texas as well as the Sunflower, Segno and Sugar Creek Fields.

Wattenberg Acquisition

In October 2014, we acquired certain oil and natural gas properties in Weld County, Colorado from a subsidiary of Memorial Resource for approximately $15.0 million in cash consideration.  The acquired properties represent working interests in wells located in the Wattenberg field (the “Wattenberg Acquisition”).

Each of the above transactions was approved by the general partner’s board of directors and by its conflicts committee.  Some of the executive officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner own economic interests, investments and other economic incentives in affiliates of Memorial Resource. All of our general partner’s non-independent directors also have indirect economic interests in the Funds that entitle them to a portion of the profits generated by the Funds in excess of certain return thresholds.

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

We expect that Memorial Resource and its affiliates will consider a number of the same factors considered by the board of directors of our general partner to determine the proposed price for any assets it or they may offer to us in future periods. In addition to these factors, given that Memorial Resource controls our general partner and considering its and the Funds’ interest in our incentive distribution rights, it and they may consider the potential positive impact on their underlying investment in us by offering properties to us at attractive purchase prices. Likewise, it and they may consider the potential negative impact on their underlying investment in us if we are unable to acquire additional assets on favorable terms, including the negotiated purchase price.

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

The audit committee of the board of directors of our general partner selected KPMG LLP (“KPMG”), an independent registered public accounting firm, to audit our consolidated and combined financial statements for the year ended December 31, 2014. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this annual report for the year ended December 31, 2014 were approved by the audit committee.

The following table summarizes the aggregate KPMG fees for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	2014	2013
Audit fees (1)	$1,800	$2,704
Audit-related fees (2)	n/a	n/a
Tax fees (3)	414	266
All other fees (4)	n/a	n/a
Total	$2,214	$2,970

(1)Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. For 2014 and 2013, those fees primarily related to the (i) audit of our annual financial statements and internal controls over financial reporting included in our annual reports, (ii) the review of our quarterly financial statements filed on Form 10-Q, and (iii) services in connection with the Partnership’s  acquisitions.

(2)Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by KPMG during the years ended December 31, 2014 and 2013.

(3)Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4)All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by KPMG during the years ended December 31, 2014 and 2013.

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

2.9##	—

Purchase and Sale Agreement, dated as of March 25, 2014, between Alta Mesa Eagle, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 25, 2014).

2.10##	—

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

Exhibit Number		Description
4.2	—

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

4.5	—

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

Credit Agreement, dated as of December 14, 2011, among Memorial Production Operating LLC, as borrower, Memorial Production Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, BNP Paribas, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011), as amended by First Amendment to Credit Agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 15, 2012), as further amended by Second Amendment to Credit Agreement, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012), as further amended by Third Amendment to Credit Agreement, dated as of December 3, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 4, 2012), as further amended by Fourth Amendment to Credit Agreement and First Amendment to Guaranty Agreement, dated as of March 8, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 10, 2013), as further amended by Fifth Amendment to Credit Agreement, dated as of March 19, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 21, 2013), as further amended by Sixth Amendment to Credit Agreement, dated as of September 26, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 1, 2013), as further amended by Seventh Amendment to Credit Agreement, dated as of June 13, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on June 19, 2014), as further amended by Eighth Amendment to Credit Agreement, dated as of October 10, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 14, 2014), and as further amended by Ninth Amendment to Credit Agreement, dated as of December 17, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 18, 2014).

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

10.10	—

Purchase Agreement, dated July 14, 2014, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein, and Barclays Capital Inc., as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on July 15, 2014).

21.1*	—	List of Subsidiaries of Memorial Production Partners LP.

23.1*	—	Consent of KPMG LLP.

23.2*	—	Consent of Netherland, Sewell & Associates, Inc.

23.3*	—	Consent of Ryder Scott Company, L.P.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Netherland, Sewell & Associates, Inc.

99.2*		Report of Ryder Scott Company, L.P.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: February 26, 2015	By:	/s/ Robert L. Stillwell, Jr.
Robert L. Stillwell, Jr.
Vice President and Chief Financial Officer of Memorial Production Partners GP LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with Memorial Production Partners GP LLC)	Date

/s/ John A. Weinzierl	Chief Executive Officer and Chairman	February 26, 2015
John A. Weinzierl	(Principal Executive Officer)

/s/ Robert L. Stillwell, Jr.	Vice President and Chief Financial Officer	February 26, 2015
Robert L. Stillwell, Jr.	(Principal Financial Officer)

/s/ Patrick T. Nguyen	Vice President and Chief Accounting Officer	February 26, 2015
Patrick T. Nguyen	(Principal Accounting Officer)

/s/ Jonathan M. Clarkson	Director	February 26, 2015
Jonathan M. Clarkson

/s/ W. Donald Brunson	Director	February 26, 2015
W. Donald Brunson

/s/ Scott A. Gieselman	Director	February 26, 2015
Scott A. Gieselman

/s/ Kenneth A. Hersh	Director	February 26, 2015
Kenneth A. Hersh

/s/ P. Michael Highum	Director	February 26, 2015
P. Michael Highum

/s/ Tony R. Weber	Director	February 26, 2015
Tony R. Weber

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEMORIAL PRODUCTION PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited the accompanying consolidated balance sheets of Memorial Production Partners LP and subsidiaries (the Partnership) as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated and combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Memorial Production Partners LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Memorial Production Partners LP and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

As discussed in Note 1 to the consolidated and combined financial statements, the statements of operations, equity, and cash flows have been prepared on a combined basis of accounting.

/s/ KPMG LLP

Dallas, Texas

February 26, 2015

MEMORIAL PRODUCTION PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$970	$13,139
Accounts receivable:
Oil and natural gas sales	44,105	31,132
Joint interest owners and other (Note 2)	35,458	4,634
Affiliates	—	4,473
Short-term derivative instruments	208,585	7,600
Prepaid expenses and other current assets	12,630	9,146
Total current assets	301,748	70,124
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,007,214	1,748,438
Support equipment and facilities	198,088	16,030
Other	3,006	2,900
Accumulated depreciation, depletion and impairment	(991,819)	(418,688)
Property and equipment, net	2,216,489	1,348,680
Long-term derivative instruments	311,802	42,657
Restricted investments	77,361	73,385
Other long-term assets	23,159	17,461
Total assets	$2,930,559	$1,552,307

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,790	$8,566
Accounts payable - affiliates	12,781	474
Revenues payable	25,073	16,291
Accrued liabilities (Note 2)	84,471	39,847
Short-term derivative instruments	3,289	7,996
Total current liabilities	147,404	73,174
Long-term debt (Note 8)	1,595,413	792,067
Asset retirement obligations	110,372	99,619
Long-term derivative instruments	—	5,875
Other long-term liabilities	1,713	1,956
Total liabilities	1,854,902	972,691
Commitments and contingencies (Note 13)
Equity:
Partners' equity (deficit):
Common units (80,421,992 units outstanding at December 31, 2014 and 55,877,831 units outstanding at December 31, 2013)	1,085,265	582,075
Subordinated units (5,360,912 units outstanding at December 31, 2014 and 2013)	(16,419)	(8,715)
General partner (86,797 units outstanding at December 31, 2014 and 61,300 units outstanding at December 31, 2013)	1,251	728
Total partners' equity	1,070,097	574,088
Noncontrolling interests	5,560	5,528
Total equity	1,075,657	579,616
Total liabilities and equity	$2,930,559	$1,552,307

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Year Ended
	December 31,
	2014	2013*	2012*
Revenues:
Oil & natural gas sales	$490,249	$341,197	$255,608
Pipeline tariff income and other	3,856	2,419	2,815
Total revenues	494,105	343,616	258,423

Costs and expenses:
Lease operating	134,654	88,893	80,116
Pipeline operating	2,068	1,835	2,114
Exploration	790	1,130	2,463
Production and ad valorem taxes	31,601	17,784	16,048
Depreciation, depletion, and amortization	155,404	97,269	76,036
Impairment of proved oil and natural gas properties	407,540	54,362	10,532
General and administrative	45,619	43,495	30,342
Accretion of asset retirement obligations	5,618	4,853	4,377
(Gain) loss on commodity derivative instruments	(492,254)	(26,281)	(21,417)
(Gain) loss on sale of properties	—	(2,848)	(9,759)
Other, net	(12)	647	138
Total costs and expenses	291,028	281,139	190,990
Operating income (loss)	203,077	62,477	67,433
Other income (expense):
Interest expense, net	(83,550)	(41,901)	(20,436)
Other income (expense)	(327)	—	—
Amortization of investment premium	—	—	(194)
Total other income (expense)	(83,877)	(41,901)	(20,630)
Income (loss) before income taxes	119,200	20,576	46,803
Income tax benefit (expense)	(1,121)	(308)	(285)
Net income (loss)	118,079	20,268	46,518
Net income (loss) attributable to noncontrolling interest	32	267	104
Net income (loss) attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414
Net (income) loss allocated to previous owners	—	(11,275)	(46,293)
Net (income) loss allocated to general partner	(206)	(49)	—
Net (income) loss allocated to NGP IDRs	(88)	—	—
Limited partners' interest in net income (loss)	$117,753	$8,677	$121

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$1.66	$0.19	$0.01
Weighted average limited partner units outstanding:
Basic and diluted	70,859	46,017	22,880

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2014	2013*	2012*
Cash flows from operating activities:
Net income (loss)	$118,079	$20,268	$46,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	155,404	97,269	76,036
Impairment of proved oil and natural gas properties	407,540	54,362	10,532
(Gain) loss on derivative instruments	(492,405)	(26,829)	(16,578)
Cash settlements (paid) received on derivative instruments	11,693	18,919	42,307
Premiums paid for derivatives	—	—	(411)
Deferred income tax expense (benefit)	994	—	—
Amortization of deferred financing costs	4,227	5,845	1,991
Accretion of senior notes net discount	1,921	504	—
Amortization of investment premium	—	—	194
Accretion of asset retirement obligations	5,618	4,853	4,377
Amortization of equity awards	7,874	3,558	1,423
Gain on sale of properties	—	(2,848)	(9,759)
Exploration costs	—	95	36
Non-cash compensation expense	—	1,057	—
Changes in operating assets and liabilities:
Accounts receivable	(23,126)	(2,492)	(5,733)
Prepaid expenses and other assets	(2,111)	(1,210)	(555)
Payables and accrued liabilities	29,842	20,113	7,164
Other	(652)	233	(698)
Net cash provided by operating activities	224,898	193,697	156,844
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(1,083,761)	(38,664)	(277,623)
Additions to oil and gas properties	(264,245)	(161,675)	(107,789)
Additions to restricted investments	(3,976)	(5,361)	(4,599)
Additions to other property and equipment	(89)	(238)	(1,748)
Proceeds from the sale of oil and natural gas properties	—	4,525	34,521
Other	—	—	29
Net cash used in investing activities	(1,352,071)	(201,413)	(357,209)
Cash flows from financing activities:
Advances on revolving credit facilities	1,446,000	958,355	391,000
Payments on revolving credit facilities	(1,137,000)	(1,485,537)	(121,819)
Deferred financing costs	(11,494)	(20,908)	(2,225)
Proceeds from senior notes	492,425	688,563	—
Capital contributions from previous owners	—	7,233	64,597
Contributions related to sale of assets to NGP affiliate	—	2,013	38,125
Proceeds from general partner contribution	570	521	206
Proceeds from the issuance of common units	553,288	511,204	202,572
Costs incurred in conjunction with issuance of common units	(12,510)	(21,066)	(8,268)
Distributions to partners	(154,852)	(96,643)	(34,436)
Distribution to Memorial Resource (see Note 1)	(48,880)	(151,714)	(45,489)
Restricted units returned to plan	(1,012)	—	—
Distribution to NGP affiliates (see Note 1)	—	(355,495)	(242,174)
Repurchases under unit repurchase program	(11,531)	—	—
Transfer of operating subsidiary to Memorial Resource (see Note 12)	—	—	(3,751)
Distributions made by previous owners	—	(31,098)	(29,517)
Cash retained by previous owners	—	(9,013)	—
Net cash (used in) provided by financing activities	1,115,004	(3,585)	208,821
Net change in cash and cash equivalents	(12,169)	(11,301)	8,456
Cash and cash equivalents, beginning of period	13,139	24,440	15,984
Cash and cash equivalents, end of period	$970	$13,139	$24,440

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

See Note 2 for Supplemental Cash Flow information

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	Previous	NGP	Noncontrolling
	Common	Subordinated	Partner	Owners	IDRs	Interest	Total
Balance December 31, 2011*	$241,034	$61,708	$426	$434,576	$—	$5,157	$742,901
Net income (loss)	114	7	—	46,293	—	104	46,518
Net proceeds from the issuance of common units	194,134	—	—	—	—	—	194,134
Contributions	—	—	206	64,597	—	—	64,803
Contribution of oil and gas properties	—	—	—	6,893	—	—	6,893
Distribution attributable to net assets acquired (Note 1)	(209,720)	(77,701)	(242)	—	—	—	(287,663)
Net book value of net assets acquired (Note 12)	99,972	44,269	94	(144,335)	—	—	—
Contribution related to sale of assets to NGP affiliate	—	—	—	40,138	—	—	40,138
Net book value of net assets acquired by NGP affiliate	—	—	—	(33,859)	—	—	(33,859)
Amortization of equity awards	1,423	—	—	—	—	—	1,423
Distributions	(26,152)	(8,298)	(34)	(29,517)	—	—	(64,001)
Deferred tax liability adjustments	335	111	—	—	—	—	446
Other	64	60	—	(92)	—	—	32
Balance December 31, 2012*	301,204	20,156	450	384,694	—	5,261	711,765
Net income (loss)	7,880	797	49	11,275	—	267	20,268
Net proceeds from the issuance of common units	490,138	—	—	—	—	—	490,138
Contributions	—	—	521	7,233	—	—	7,754
Distribution attributable to net assets acquired (Note 1)	(490,400)	(67,242)	(559)	55,281	—	—	(502,920)
Net book value of net assets acquired (Note 12)	355,159	48,739	403	(404,301)	—	—	—
Amortization of equity awards	3,558	—	—	—	—	—	3,558
Distributions	(85,342)	(11,165)	(136)	(31,098)	—	—	(127,741)
Other	(122)	—	—	(2,302)	—	—	(2,424)
Net assets retained by previous owners	—	—	—	(20,782)	—	—	(20,782)
Balance, December 31, 2013	582,075	(8,715)	728	—	—	5,528	579,616
Net income (loss)	113,573	4,180	206	—	88	32	118,079
Net proceeds from the issuance of common units	540,698	—	—	—	—	—	540,698
Contributions	—	—	570	—	—	—	570
Distributions	(142,719)	(11,794)	(251)	—	(88)	—	(154,852)
Distribution attributable to net assets acquired (Note 12)	(2,321)	(90)	(2)	—	—	—	(2,413)
Amortization of equity awards	7,874	—	—	—	—	—	7,874
Common units repurchased under repurchase program (Note 9)	(12,903)	—	—	—	—	—	(12,903)
Restricted units repurchased (See Note 9)	(1,012)	—	—		—	—	(1,012)
Balance, December 31, 2014	$1,085,265	$(16,419)	$1,251	$—	$—	$5,560	$1,075,657
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

The Partnership was formed in April 2011 by Memorial Resource Development LLC (“MRD LLC”) to own, acquire and exploit oil and natural gas properties in North America. Memorial Resource Development Corp. (“MRD”) was formed by MRD LLC in January 2014 to exploit, develop and acquire natural gas and oil properties in North America. MRD LLC was a Delaware limited liability company formed in April 2011 by Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P. (collectively, the “Funds”) to own, acquire, exploit and develop oil and natural gas properties and to own our general partner. In June 2014, (i) the Funds contributed all of their interests in MRD LLC to MRD Holdco LLC (“MRD Holdco”), after which MRD Holdco owned 100% of MRD LLC, and (ii) MRD LLC distributed certain assets, including all of our subordinated units, to MRD Holdco. On June 18, 2014, MRD LLC contributed substantially all of its assets, including its interest in our general partner, to MRD in connection with MRD’s initial public offering. On June 27, 2014, MRD LLC merged into MRD Operating LLC, a subsidiary of MRD. Memorial Resource provides management, administrative, and operations personnel to us and our general partner under an omnibus agreement (see Note 12). The Funds are private equity funds managed by Natural Gas Partners (“NGP”). The Funds collectively indirectly own 50% of our incentive distribution rights (“IDRs”). The remaining IDRs are owned by our general partner.

Unless the context requires otherwise, references to “Memorial Resource” refer collectively to MRD and its subsidiaries other than the Partnership. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, Memorial Production Partners GP LLC, which is a wholly owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer collectively to:

•

Certain oil and natural gas properties the Partnership acquired from MRD LLC in April and May 2012 (“Tanos/Classic Properties”) for periods after common control commenced through their respective date of acquisition.

•

Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition. The Partnership acquired REO, which owns certain operating interests in producing and non-producing oil and gas properties offshore Southern California, in December 2012 from Rise Energy Partners, LP (“Rise”). We refer to this transaction as the “Beta acquisition.” Rise was primarily owned by two of the Funds.

•

Certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 owned by WHT Energy Partners (“WHT”) (the “WHT Properties”) from February 2, 2011 (inception) through the date of acquisition.

•

Certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies that the Partnership acquired through equity and asset transactions on October 1, 2013 from both MRD LLC and certain affiliates of NGP as discussed below. We refer to this transaction as the “Cinco Group acquisition.”

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

Basis of Presentation

Our consolidated results of operations are presented together with the combined results of operations pertaining to the previous owners. The combined financial statements were derived from the historical accounting records of the previous owners and reflect the historical financial position, results of operations and cash flows for all periods presented.

The previous owners combined financial statements reflect: (i) certain oil and gas properties acquired from MRD LLC in April and May 2012 for periods after common control commenced through their respective date of acquisition on a combined basis for all periods presented, (ii) the consolidated financial statements of REO for all periods presented, (iii) the WHT Properties from February 2, 2011 (inception) through the date of acquisition, (iv) the financial statements of Boaz Energy, LLC (“Boaz”), Crown Energy Partners, LLC (“Crown”), the Crown net profits overriding royalty interest and overriding royalty interest (“Crown NPI/ORRI”), Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), Stanolind Oil and Gas SPV LLC (“Stanolind SPV”), Tanos Energy, LLC (“Tanos”), together with its wholly-owned subsidiaries, Prospect Energy, LLC (“Prospect”), and certain oil and natural gas properties in Jackson County, Texas (the “MRD Assets”) (collectively, the “Cinco Group”) on a combined basis for periods after common control commenced through the date of acquisition. The Partnership acquired substantially all of the Cinco Group on October 1, 2013 from: (a) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which are primarily owned by two of the Funds, and (b) MRD LLC.

The ownership interest of the noncontrolling shareholder in the San Pedro Bay Pipeline Company (“SPBPC”), an indirect majority-owned subsidiary of REO, is presented as noncontrolling interest in the financial statements.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the prior year financial statements have been reclassified to conform to current presentation.

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

Principles of Consolidation and Combination

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all intercompany accounts and transactions. Likewise, the combined financial statements include the accounts of the previous owners as discussed above. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and all highly liquid investments with original contractual maturities of three months or less.

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These restricted investments consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities, all held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure. Neither we nor and the previous owners have experienced any losses from such instruments.

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us and the previous owners. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. Management determined that an allowance for uncollectible accounts was unnecessary at both December 31, 2014 and 2013, respectively.

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

As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributed to the properties are subject to depreciation and depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated field. Capitalized drilling and development costs of producing oil and natural gas properties are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves.  Support equipment and facilities are depreciated using the straight-line method generally based on estimated useful lives of fifteen to forty years.

On the sale or retirement of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts, and any gain or loss is recognized.

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2014, 2013 and 2012.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged Netherland, Sewell & Associates, Inc. (“NSAI”) and Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our internally prepared reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2014.

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

Other Property & Equipment

Other property and equipment is stated at historical cost and is comprised primarily of vehicles, furniture, fixtures, and computer hardware and software. Depreciation of other property and equipment is calculated using the straight-line method generally based on estimated useful lives of three to five years.

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These investments are classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the statement of operations. The amortized cost of such investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is displayed as a separate line item in the statement of

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

operations. These restricted investments may consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities. See Note 7 for additional information.

Debt Issuance Costs

These costs are recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method and generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2014, 2013 and 2012 was approximately $4.2 million, $5.8 million, and $2.0 million, respectively.

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable.  This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Impairment expense for the years ended December 31, 2014, 2013 and 2012 was approximately $407.5 million, $54.4 million, and $10.5 million, respectively.

Asset Retirement Obligations

An asset retirement obligation associated with retiring long-lived assets is recognized as a liability on a discounted basis in the period in which the legal obligation is incurred and becomes determinable, with an equal amount capitalized as an addition to oil and natural gas properties, which is allocated to expense over the useful life of the asset. Generally, oil and gas producing companies incur such a liability upon acquiring or drilling a well. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. Upon settlement of the liability, a gain or loss is recognized in net income (loss) to the extent the actual costs differ from the recorded liability. See Note 6 for further discussion of asset retirement obligations.

Book Overdrafts

Book overdrafts, representing outstanding checks in excess of funds on deposit, are classified as accounts payable and the change in the related balance is reflected in operating activities in the statement of cash flows.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2014 or 2013.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2014	2013	2012
Major customers:
Phillips 66 (1)	13%	15%	13%
ConocoPhillips (1)	n/a	n/a	14%
Sinclair Oil & Gas Company	12%	n/a	n/a

(1)Phillips 66 purchased production pursuant to existing marketing agreements with terms that are currently on “evergreen” status. Evergreen contracts automatically renew on a month-to-month basis until either party gives 30 or 60 days advance written notice of non-renewal. Phillips 66 was a subsidiary of ConocoPhillips through April 30, 2012.  Accordingly, any revenues generated from Phillips 66 prior to May 1, 2012 were reported under ConocoPhillips.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

General and Administrative Expense

We and our general partner have entered into an omnibus agreement with a wholly-owned subsidiary of Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. Memorial Resource allocated indirect general and administrative costs based on time allocations for the year ended December 31, 2014, on production for the year ended December 31, 2013 and on a reserve basis methodology for the year ended December 31, 2012. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. See Note 12 for additional information regarding the omnibus agreement.

General and administrative expenses associated with the previous owners included the costs of administrative employees, related benefits, office rents, professional fees and other costs not directly associated with field operations or production.

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

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the units of production method.  For the year ended December 31, 2014, we had $2.8 million in capitalized interest.  We did not have any capitalized interest for the years ended December 31, 2013 and 2012.

Income Tax

We are organized as a pass-through entity for federal and most state income tax purposes. As a result, our partners are responsible for federal and state income taxes on their share of our taxable income. Certain of our consolidated subsidiaries are taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax and certain aspects of the tax make it similar to an income tax.  Deferred income taxes arise due to temporary differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. We had a net deferred income tax liability of $3.1 million and $2.0 million at December 31, 2014 and 2013, respectively.

We must recognize the income tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable based on its technical merits. If a tax position meets such criteria, the income tax effect that would be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized. There were no uncertain tax positions that required recognition in the financial statements at December 31, 2014 or 2013.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Accounts Receivable – Joint Interest Owners and Other

Accounts receivable from joint interest owners and other consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2014	2013
Derivatives expired positions	$13,754	$—
Wyoming Acquisition	9,569	—
Joint interest owners	11,235	4,147
Other	900	487
	$35,458	$4,634

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2014	2013
Accrued capital expenditures	$30,598	$16,193
Accrued interest payable	24,673	8,931
Accrued lease operating expense	14,632	10,666
Accrued ad valorem taxes	8,231	1,531
Accrued general and administrative expenses	1,276	1,547
Environmental liability	2,092	437
Other	2,969	542
	$84,471	$39,847

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2014	2013	2012
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$63,709	$40,413	$13,869
Cash paid for taxes	151	168	22
Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	14,405	12,178	4,435
Repurchases under unit repurchase program	1,372	—	—
Accounts receivable related to Wyoming Acquisition	9,569	—	—
Accounts receivable related to Double A Acquisition	586	—	—
Assumptions of asset retirement obligations related to properties acquired	4,265	1,581	5,448
Contribution related to sale of assets to NGP affiliate - restricted cash	—	—	2,013
Accrued distribution to NGP affiliates related to Cinco Group Acquisition	—	4,352	—
Accrued equity offering costs	—	—	170
Distributions to partners	—	—	48

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

Note 3. Acquisitions and Divestitures

The third party acquisitions discussed below were accounted for under the acquisition method of accounting. Accordingly, we and the previous owners conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while acquisition costs associated with the acquisitions were expensed as incurred. The operating revenues and expenses of acquired properties are included in the accompanying financial statements from their respective closing dates forward. The transactions were financed through capital contributions and borrowings under credit facilities.

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

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended
December 31,
2014	2013	2012
$4,363	$6,729	$4,135

2014 Acquisitions

Wyoming Acquisition. On July 1, 2014, we consummated a transaction to acquire certain oil and natural gas liquids properties in Wyoming from a third party for an aggregate purchase price of approximately $906.1 million, including estimated post-closing adjustments (the “Wyoming Acquisition”). We recorded revenues of $72.0 million in the statement of operations and generated earnings of approximately $22.9 million related to the Wyoming Acquisition subsequent to the closing date. The following table summarizes the preliminary fair value of the third party assets acquired and liabilities assumed in the Wyoming Acquisition (in thousands):

Wyoming
Acquisition
Oil and gas properties	$930,168
Asset retirement obligations	(3,980)
Revenues payable	(375)
Accrued liabilities	(19,693)
Total identifiable net assets	$906,120

Eagle Ford Acquisition. On March 25, 2014, we closed a transaction to acquire certain oil and natural gas producing properties in the Eagle Ford from a third party for approximately $168.1 million (the “Eagle Ford Acquisition”). In addition, we acquired a 30% interest in the seller’s Eagle Ford leasehold. During the year ended December 31, 2014, revenues of approximately $36.5 million were recorded in the statement of operations related to the Eagle Ford Acquisition subsequent to the closing date and we generated earnings of approximately $16.3 million for the year ended December 31, 2014.

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Eagle Ford
Acquisition
Oil and gas properties	$168,606
Asset retirement obligations	(285)
Accrued liabilities	(250)
Total identifiable net assets	$168,071

The following unaudited pro forma combined results of operations are provided for the year ended December 31, 2014 and 2013 as though the Eagle Ford Acquisition and Wyoming Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended December 31,
	2014 (1)	2013
	(In thousands, except per unit amounts)
Revenues	$594,570	$583,823
Net income (loss)	156,308	153,355
Basic and diluted earnings per unit	2.20	3.08

(1)Amounts represent historical revenues and expenses from January 1, 2014 through the respective dates of acquisition.

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

	East Texas	Rockies
	Acquisition	Acquisition
Oil and gas properties	$9,974	$20,744
Asset retirement obligations	(78)	(1,163)
Accrued liabilities	—	(118)
Total identifiable net assets	$9,896	$19,463

The Cinco Group also acquired certain oil and gas properties and leases in Texas from third parties for a final purchase price of $9.3 million.

2012 Acquisitions

Third Party. On May 1, 2012, we acquired non-operating interests in certain oil and natural gas properties located in East Texas and North Louisiana from an undisclosed third party seller (“Undisclosed Seller Acquisition”) for a final net purchase price of approximately $36.5 million after customary post-closing adjustments. The effective date of this transaction was January 1, 2012. This transaction was financed with borrowings under our revolving credit facility. Because this transaction was a joint acquisition with MRD LLC, the transaction was approved by the board of directors of our general partner (the “Board”) and by its conflicts committee, which is comprised entirely of independent directors. These properties are located primarily in Polk County, Texas and Lincoln and Claiborne Parishes, Louisiana. During the year ended December 31, 2012, approximately $4.8 million of revenue and $1.2 million of earnings were recorded in the statement of operations related to the Undisclosed Seller Acquisition subsequent to the closing date.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value of the third party assets acquired and liabilities assumed as of each acquisition date (in thousands).

	Undisclosed Seller	Goodrich	Menemsha	Other
	Acquisition	Acquisition	Acquisition	Acquisitions
Oil and gas properties	$36,865	$91,187	$75,114	$80,591
Prepaid expenses and other current assets	—	425	—	—
Revenues payable	—	(875)	—	—
Asset retirement obligations	(321)	(161)	(408)	(4,558)
Accrued liabilities	(83)	(153)	—	—
Total identifiable net assets	$36,461	$90,423	$74,706	$76,033

The following unaudited pro forma combined results of operations are provided for the year ended December 31, 2012 as though the Undisclosed Seller Acquisition, Goodrich Acquisition, and Menemsha Acquisition had been completed on January 1, 2011. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Year
Ended December 31,
2012
(In thousands, except per unit amounts)
Revenues	$286,004
Net income	58,472
Basic and diluted earnings per unit	0.53

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

The previous owners sold certain interests in oil and gas properties located offshore Louisiana on October 11, 2012 for an aggregate $40.1 million to an NGP controlled entity, of which $38.1 million was received upon closing and the remaining proceeds were released from escrow in April 2013. Due to common control considerations, the proceeds from the sale exceeded the net book value of the properties sold by $6.3 million and is recognized in the equity statement as a net contribution.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2014 and 2013, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2014 and December 31, 2013. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2014 and December 31, 2013 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$564,913	$—	$564,913
Interest rate derivatives	—	1,305	—	1,305
Total assets	$—	$566,218	$—	$566,218

Liabilities:
Commodity derivatives	$—	$45,831	$—	$45,831
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$49,120	$—	$49,120

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$95,926	$—	$95,926
Interest rate derivatives	—	872	—	872
Total assets	—	96,798	—	96,798

Liabilities:
Commodity derivatives	$—	$55,576	$—	$55,576
Interest rate derivatives	—	4,836	—	4,836
Total liabilities	$—	$60,412	$—	$60,412

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

•

If sufficient market data is not available, the determination of the fair values of proved and unproved properties acquired in transactions accounted for as business combinations are prepared by utilizing estimates of discounted cash flow projections. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. The fair value of supporting equipment, such as plant assets, acquired in transactions accounted for as business combinations is commonly estimated using the depreciated replacement cost approach.

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

•

During the year ended December 31, 2014, we recognized $407.5 million of impairments. The impairments primarily related to certain properties located in the Permian Basin, East Texas, and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable.  In the Permian Basin, the impairments were in due to a downward revision of estimated proved reserves based on declining commodity prices and updated well performance data.  In South Texas, the impairments were due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs. In East Texas, the impairments were due to downward revisions based on declining commodity prices. The carrying value of the: (i) Permian Basin properties after the $234.2 million impairment was approximately $88.7 million; (ii) East Texas properties after the $107.6 million impairment was approximately $88.8 million; and (iii) South Texas properties after the $65.6 million impairment was $71.2 million.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $207.3 million against amounts outstanding under our revolving credit facility at December 31, 2014, reducing our maximum credit exposure to approximately $309.8 million, of which approximately $109.7 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) is used to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to the Partnership’s areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as NYMEX WTI, Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At December 31, 2014, the Partnership had the following open commodity positions:

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,605,278	2,692,442	2,450,067	2,160,000	1,914,583
Weighted-average fixed price	$4.28	$4.40	$4.31	$4.51	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,940,000	2,508,333	415,000	115,000	—
Spread	$(0.12)	$(0.04)	$0.00	$0.15	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	314,281	332,813	326,600	312,000	160,000
Weighted-average fixed price	$90.96	$85.83	$84.38	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,500	95,000	—	—	—
Spread	$(7.07)	$(9.56)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	149,200	84,600	—	—	—
Weighted-average fixed price	$43.02	$41.49	$—	$—	$—

(1)These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our basis swaps included in the table above are presented on a disaggregated basis below:

	2015	2016	2017	2018
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,280,000	2,103,333	300,000	—
Spread	$(0.11)	$(0.06)	$(0.05)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000
Spread	$(0.08)	$0.07	$0.14	$0.15

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	—	—	—
Spread	$(0.25)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	—	—
Spread	$(0.09)	$0.06	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,500	55,000	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$—	$—

Interest Rate Swaps

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2014, we had the following interest rate swap open positions:

	2015	2016	2017
Average Monthly Notional (in thousands)	$314,167	$250,000	$250,000
Weighted-average fixed rate	1.349%	1.029%	1.620%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2014 and 2013. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

		Asset Derivatives		Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2014	2013	2014	2013
		(In thousands)
Commodity contracts	Short-term derivative instruments	$225,882	$18,578	$17,297	$17,120
Interest rate swaps	Short-term derivative instruments	—	845	3,289	2,699
Gross fair value		225,882	19,423	20,586	19,819
Netting arrangements	Short-term derivative instruments	(17,297)	(11,823)	(17,297)	(11,823)
Net recorded fair value	Short-term derivative instruments	$208,585	$7,600	$3,289	$7,996

Commodity contracts	Long-term derivative instruments	$339,031	$77,348	$28,534	$38,456
Interest rate swaps	Long-term derivative instruments	1,305	27	—	2,137
Gross fair value		340,336	77,375	28,534	40,593
Netting arrangements	Long-term derivative instruments	(28,534)	(34,718)	(28,534)	(34,718)
Net recorded fair value	Long-term derivative instruments	$311,802	$42,657	$—	$5,875

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes and neither did the previous owners. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2014, 2013, and 2012:

	Statements of	For the Year Ended December 31,
	Operations Location	2014	2013	2012
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(492,254)	$(26,281)	$(21,417)
Interest rate derivatives	Interest expense, net	(151)	(548)	4,839

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(in thousands)
Asset retirement obligations at beginning of period	$99,619	$91,349	$82,722
Liabilities added from acquisitions or drilling	5,815	2,116	5,958
Liabilities removed upon sale of wells	—	—	(1,795)
Liabilities settled	(651)	(20)	(91)
Accretion expense	5,618	4,853	4,377
Revision of estimates	(29)	1,321	178
Asset retirement obligations at end of period	$110,372	$99,619	$91,349

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balance are as follows:

	December 31,	December 31,
	2014	2013
	(In thousands)
BOEM platform abandonment (See Note 13)	$69,954	$66,373
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,701	2,306
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$77,361	$73,385

Note 8. Long Term Debt

Our consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$412,000	$103,000
2021 Senior Notes, fixed-rate, due May 2021 (1)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2)	500,000	—
Unamortized discounts	(16,587)	(10,933)
Total long-term debt	$1,595,413	$792,067

(1) The estimated fair value of our 2021 Senior Notes was $563.5 million and $721.0 million at December 31, 2014 and 2013, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2) The estimated fair value of our 2022 Senior Notes was $380.0 million at December 31, 2014.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

Borrowing Base

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Credit facilities tied to a borrowing base are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

December 31,
2014
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$1,440,000

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

During the year ended December 31, 2014, the revolving credit facility was primarily used to fund the acquisitions of oil and gas properties. See Note 3 for additional information regarding these acquisitions.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

2021 Senior Notes

On April 17, 2013, May 23, 2013 and October 10, 2013, the Issuers issued $300.0 million, $100.0 million and $300.0 million, respectively, of 7.625% senior unsecured notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes are governed by an indenture and are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the 2021 Senior Notes upon a change of control.

The indenture contains customary covenants and restrictive provisions, many of which will terminate if at any time no default exists under the indenture and the 2021 Senior Notes receive an investment grade rating from both of two specified ratings agencies. The indenture also provides for customary and other events of default. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to either of the Issuers or any subsidiary guarantor that is a significant subsidiary, all outstanding 2021 Senior Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2021 Senior Notes may declare all the 2021 Senior Notes to be due and payable immediately.

Previous Owner Revolving Credit Facilities

REO, WHT, Stanolind, Boaz, Crown, Tanos and Propel each maintained multi-year variable-rate senior secured revolving credit facilities that were primarily used for both working capital needs and to fund acquisition and development expenditures. All of Stanolind’s indebtedness outstanding under the Stanolind revolving credit facility was attributable to Stanolind SPV. Likewise, all of Propel Energy’s indebtedness outstanding under the Propel Energy revolving credit facility was attributable to Propel SPV.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
OLLC revolving credit facility	2.67%	3.25%	2.74%
WHT revolving credit facility	n/a	2.29%	2.60%
REO revolving credit facility	n/a	n/a	3.40%
Stanolind revolving credit facility	n/a	3.52%	3.76%
Boaz revolving credit facility	n/a	2.97%	3.12%
Crown revolving credit facility	n/a	3.38%	4.20%
Tanos revolving credit facility	n/a	3.10%	2.31%
Propel Energy revolving credit facility	n/a	3.08%	3.28%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	December 31,	December 31,
	2014	2013
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$6,468	$5,413
2021 Senior Notes (2)	13,308	15,053
2022 Senior Notes (2)	7,958	—
Total	$27,734	$20,466

(1) Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.

(2) Unamortized deferred financing costs are amortized using the straight line method which generally approximates the effective interest method.

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

		Previous Owner
	OLLC Revolving	Revolving
	Credit Facility	Credit Facility	Total
For the Twelve Months Ended December 31, 2014:
Advances on revolving credit facility	$1,446,000	$—	$1,446,000
Payments on revolving credit facility	(1,137,000)	—	(1,137,000)

For the Twelve Months Ended December 31, 2013:
Advances on revolving credit facility	$941,000	$17,355	$958,355
Payments on revolving credit facility	(1,209,000)	(276,537)	(1,485,537)

For the Twelve Months Ended December 31, 2012:
Advances on revolving credit facility	$293,000	$98,000	$391,000
Payments on revolving credit facility	(42,000)	(79,819)	(121,819)

For accounting and financial reporting purposes, any amounts that were repaid concurrent with the closing of the Beta acquisition, the WHT Properties, or the Cinco Group acquisition were a component of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facilities.”

Letters of credit

At December 31, 2014, we had $6.7 million of letters of credit outstanding related to operations at our properties acquired in the Wyoming Acquisition.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Equity and Distributions

2014 Public Equity Offerings

On September 9, 2014, we issued 14,950,000 common units representing limited partner interests in the Partnership (including 1,950,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $22.29 per unit generating total net proceeds of approximately $321.3 million after deducting underwriting discounts and offering expenses. The net proceeds from the equity offering, including our general partner’s proportionate capital contribution, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2011:

			General
	Common	Subordinated	Partner
Balance, December 31, 2011	16,661,294	5,360,912	22,044
Common units issued	11,975,000	—	—
Restricted common units issued	287,943	—	—
Restricted common units forfeited	(2,334)	—	—
General partner units issued	—	—	12,273
Balance, December 31, 2012	28,921,903	5,360,912	34,317
Common units issued	26,450,000	—	—
Restricted common units issued	524,717	—	—
Restricted common units forfeited	(11,734)	—	—
Restricted common units repurchased (1)	(7,055)	—	—
General partner units issued	—	—	26,983
Balance, December 31, 2013	55,877,831	5,360,912	61,300
Common units issued	24,840,000	—	—
Restricted common units issued	684,954	—	—
Restricted common units forfeited	(38,294)	—	—
Restricted common units repurchased (1)	(42,587)	—	—
Common units repurchased under repurchase program	(899,912)	—	—
General partner units issued	—	—	25,497
Balance, December 31, 2014	80,421,992	5,360,912	86,797

(1)Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were $1.0 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our consolidated and combined balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, MRD Holdco owned 100% of the subordinated units. Memorial Resource owns 100% of our general partner, which owns 50% of our incentive distribution rights. The Funds collectively indirectly own 50% of our incentive distribution rights.

Common & Subordinated Units. The common units and the subordinated units are separate classes of the limited partner interest in us and have limited voting rights as set forth in our partnership agreement. The holders of units are entitled to participate in partnership distributions as discussed further below under “Cash Distribution Policy” and exercise the rights or privileges available to limited partners under our partnership agreement. The subordination period ended on February 13, 2015.

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

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

cash distributions allocated to our general partner and NGP. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control prior to their acquisition date is allocated to the previous owners.

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

Minimum Quarterly Distribution. During the subordination period, the common units had the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.4750 per common unit plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units were not entitled to receive any distributions from operating surplus until the common units had received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages were paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there would be available cash from operating surplus to be distributed on the common units.  The subordination period ended on February 13, 2015.

Our partnership agreement required that we make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

•

first, 99.9% to the common unitholders, pro rata, and 0.1% to our general partner, until we distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•

second, 99.9% to the common unitholders, pro rata, and 0.1% to our general partner, until we distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•

third, 99.9% to the subordinated unitholders, pro rata, and 0.1% to our general partner, until we distributed for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions was distributed to the unitholders and the general partner based on the percentages in the table below.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The holders of the IDRs are entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Target Quarterly Distributions	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner	IDR (1)
Minimum Quarterly Distribution	$0.4750	99.9%	0.1%	—
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%	—
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	0.1%	14.9%
Thereafter	above $0.59375	75.0%	0.1%	24.9%

(1)The Funds collectively indirectly own 50% of our incentive distribution rights. The remaining IDRs are owned by our general partner.

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter after the subordination period (i.e., the first quarter of 2015) in the following manner:

•	first, 99.9% to all unitholders, pro rata, and 0.1% to our general partner, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and
•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders, the general partner and the holders of the IDRs based on the percentages in the table above.

The subordination period extended until the first business day after the distribution to unitholders in respect of any quarter ending on or after December 31, 2014 that each of the following were are met:

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

On February 13, 2015, each outstanding subordinated unit converted into one common unit and will participate pro rata with the other common units in distributions of available cash.

In addition, if the unitholders remove our general partner other than for cause and units held by our general partner and its affiliates are not voted in favor of such removal, our general partner will have the right to convert its general partner units into common units or to receive cash in exchange for such general partner units at the equivalent common unit fair market value

Our general partner has the right (but not the obligation), at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (25%, assuming it has maintained its 0.1% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3	$3.1
3rd Quarter 2014	October 23, 2014	November 5, 2014	November 12, 2014	$0.5500	$47.8	$3.1
2nd Quarter 2014	July 24, 2014	August 5, 2014	August 12, 2014	$0.5500	$39.5	$3.0
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0
4th Quarter 2013	January 27, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0
3rd Quarter 2013	October 22, 2013	November 1, 2013	November 12, 2013	$0.5500	$33.8	$6.9
2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4
4th Quarter 2012	January 15, 2013	February 1, 2013	February 13, 2013	$0.5075	$17.4	$6.3
3rd Quarter 2012	October 19, 2012	November 1, 2012	November 12, 2012	$0.4950	$11.1	$6.2
2nd Quarter 2012	July 19, 2012	August 1, 2012	August 13, 2012	$0.4800	$10.7	$6.0
1st Quarter 2012	April 19, 2012	May 1, 2012	May 14, 2012	$0.4800	$10.7	$6.0

Previous Owners Capital

The following table summarizes our previous owners’ equity transactions with respect to the period indicated (dollars in thousands):

	Tanos/Classic Properties	REO	WHT Properties	Cinco Group	Total Previous Owners
Balance, December 31, 2011	$50,853	$72,755	$99,524	$211,444	$434,576
Net income	1,000	28,691	8,369	8,233	46,293
Contributions	—	—	—	64,597	64,597
Contribution of oil and gas properties	—	—	—	6,893	6,893
Net book value of net assets acquired by Partnership	(50,639)	(93,696)	—	—	(144,335)
Contribution related to sale of assets to NGP affiliate	—	—	—	40,138	40,138
Net book value of net assets acquired by NGP affiliate	—	—	—	(33,859)	(33,859)
Distributions	(1,214)	(7,750)	—	(20,553)	(29,517)
Other	—	—	—	(92)	(92)
Balance, December 31, 2012	—	—	107,893	276,801	384,694
Net income (loss)	—	—	(1,219)	12,494	11,275
Contributions	—	—	—	7,233	7,233
Distribution attributable to net assets acquired	—	—	—	55,281	55,281
Net book value of net assets acquired by Partnership	—	—	(106,674)	(297,627)	(404,301)
Distributions	—	—	—	(31,098)	(31,098)
Other	—	—	—	(2,302)	(2,302)
Net assets retained by previous owners	—	—	—	(20,782)	(20,782)
Balance, December 31, 2013	$—	$—	$—	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended
	December 31,
	2014	2013	2012
Net income (loss) attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414
Less: Previous owners interest in net income (loss)	—	11,275	46,293
Less: General partner's 0.1% interest in net income (loss)	118	9	—
Less: IDRs attributable to corresponding period	202	81	—
Net income (loss) available to limited partners	$117,727	$8,636	$121

Weighted average limited partner units outstanding:
Common units	65,498	40,656	17,519
Subordinated units	5,361	5,361	5,361
Total	70,859	46,017	22,880
Basic and diluted EPU	$1.66	$0.19	$0.01

The following sets forth the calculation of our supplemental EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended
	December 31,
	2014	2013	2012
Net income (loss) attributable to Memorial Production Partners LP	$118,047	$20,001	$46,414
Less: General partner's 0.1% interest in net income (loss)	118	20	46
Less: IDRs attributable to corresponding period	202	81	—
Net income (loss) available to limited partners	$117,727	$19,900	$46,368

Weighted average limited partner units outstanding:
Common units	65,498	40,656	17,519
Subordinated units	5,361	5,361	5,361
Total	70,859	46,017	22,880
Supplemental basic and diluted EPU	$1.66	$0.43	$2.03

Our supplemental basic and diluted EPU includes all the earnings generated by the Partnership’s previous owners for all periods presented due to common control considerations. As discussed under Note 1, material transactions between entities under common control are accounted for retrospectively.

Note 11. Equity-based Awards

Long-Term Incentive Plan

In December 2011, the Board adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, including Memorial Resource, who perform services for the Partnership. The LTIP consists of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof. During the years ended December 31, 2014, 2013 and 2012 there were multiple awards of restricted common units that were granted under the LTIP to both executive officers and independent directors of our general partners and other Memorial Resource employees.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The restricted common units awarded are subject to restrictions on transferability, customary forfeiture provisions and typically graded vesting provisions in which one-third of each award vests on the first, second, and third anniversaries of the date of grant. Award recipients have all the rights of a unitholder in the partnership with respect to the restricted common units, including the right to receive distributions thereon if and when distributions are made by the Partnership to its unitholders (except with respect to the fourth quarter 2011 distribution that was paid in February 2012). The term “restricted common unit” represents a time-vested unit. Such awards are non-vested until the required service period expires.

Based on the market price per unit on the date of grant, the aggregate fair value of the restricted common units awarded to our general partner’s executive officers and other Memorial Resource employees during the years ended December 31, 2014, 2013 and 2012 was $15.0 million, $9.7 million and $5.0 million, respectively. The restricted common units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as direct general and administrative expenses.

The following table summarizes information regarding restricted common unit awards for the periods presented:

		Weighted-
		Average Grant
		Date Fair Value
	Number of Units	per Unit (1)
Restricted common units outstanding at December 31, 2011	—	$—
Granted (2)	287,943	$18.07
Forfeited	(2,334)	$17.14
Restricted common units outstanding at December 31, 2012	285,609	$18.08
Granted (3)	524,718	$18.83
Forfeited	(11,734)	$17.24
Vested	(91,666)	$18.31
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (4)	684,954	$22.39
Forfeited	(38,294)	$20.54
Vested	(260,067)	$18.56
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93

(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

(2)The aggregate grant date fair value of restricted common unit awards issued in 2012 was $5.2 million based on grant date market prices ranging from of $17.14 to $18.58 per unit.

(3)The aggregate grant date fair value of restricted common unit awards issued in 2013 was $9.9 million based on grant date market prices ranging from of $18.33 to $20.35 per unit.

(4)The aggregate grant date fair value of restricted common unit awards issued in 2014 was $15.3 million based on grant date market prices ranging from of $21.99 to $23.40 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended December 31,
2014	2013	2012
$7,874	$3,558	$1,423

The unrecognized compensation cost associated with restricted common unit awards was an aggregate $16.5 million at December 31, 2014. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our statements of consolidated and combined cash flows. During the years ended December 31, 2014, 2013 and 2012, the restricted common unitholders received a distribution of approximately $1.9 million, $1.0 million and $0.2 million, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain affiliates of NGP at December 31, 2014 and 2013 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

Common Control Acquisitions

2014 Acquisitions

On April 1, 2014, we acquired certain oil and natural gas properties in East Texas from a subsidiary of MRD LLC, for approximately $33.3 million, including customary post-closing adjustments (the “Double A Acquisition”). The acquired properties primarily represent additional working interests in wells currently owned by us and located in Polk and Tyler Counties in the Double A Field of East Texas as well as the Sunflower, Segno and Sugar Creek Fields. Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors. This acquisition was accounted for as a transaction with an entity under common control whereby the acquisition was recorded at historical cost at the acquisition date.

On October 1, 2014, we acquired certain oil and natural gas properties in Weld County, Colorado from Memorial Resource for approximately $15.0 million in cash consideration.  The acquired properties represent working interests in wells located in the Wattenberg field (the “Wattenberg Acquisition”). Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee.  This acquisition has an effective date of October 1, 2014 and was accounted for as a transaction with an entity under common control whereby the acquisition was recorded at historical cost at the acquisition date.

The Partnership recorded the following net assets (in thousands):

	Double A	Wattenberg
	Acquisition	Acquisition
Oil and gas properties, net	$37,838	$9,822
Asset retirement obligations	(908)	(149)
Other current liabilities	(722)	—
Total identifiable net assets	$36,208	$9,673

Due to common control considerations, the difference between the purchase price and the total identifiable assets has been recorded as a contribution on our Statements of Consolidated and Combined Equity.

2013 Acquisitions

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Acquisition of Cinco Group Properties from Memorial Resource & NGP

On October 1, 2013, we acquired, through equity and asset transactions, oil and natural gas properties primarily in the Permian Basin, East Texas and the Rockies from MRD LLC and certain affiliates of NGP for an aggregate purchase price of approximately $603 million, subject to customary post-closing adjustments. The Cinco Group acquisition was funded with borrowings under our revolving credit facility. Terms of the transaction were approved by the Board and by its conflicts committee. This acquisition was accounted for as a combination of entities under common control at historical cost in a manner similar to the pooling of interest method. See Note 1 for additional information regarding basis of presentation. The Partnership recorded the following net assets (in thousands):

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

2012 Acquisitions

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

On December 12, 2012, in connection with the Beta acquisition, the Partnership contributed to MRD LLC the entity that employs those who operate and support the Beta properties in exchange for approximately $3.0 million. The net book value of the assets contributed to MRD LLC was as follows (in thousands):

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

For the Year Ended December 31,
2014	2013	2012
$24,372	$9,440	$1,771

Beta Management Agreement

In connection with the December 2012 Beta acquisition, Memorial Resource entered into a management agreement with its wholly-owned subsidiary, Beta Operating Company, LLC, pursuant to which Memorial Resource agreed to provide management and administrative oversight with respect to the services provided by such subsidiary under certain operating agreements with our

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

For Twelve Months Ended December 31,
2012
$1,552

WHT Management Agreement

WildHorse and Tanos, collectively owned the outstanding equity interests in WHT prior to March 28, 2013. Under the terms of a management agreement dated April 8, 2011, WildHorse provided executive, financial, accounting and land services to WHT. WildHorse also managed day-to-day field operations and drilling activities. Geological, executive and other services were provided by Tanos. To compensate for these services, WHT paid WildHorse and Tanos management fees totaling approximately $0.2 million per month. In connection with the WHT acquisition, the management agreement was terminated as of March 28, 2013. WildHorse collected an additional $0.6 million under a transitional agreement that was in place from April 2013 through July 2013.

As the designated operator, WildHorse received both operated and non-operated revenues on behalf of WHT and billed and received joint interest billings. WildHorse also paid for lease operating expenses, drilling cost and general and administrative costs on behalf of WHT. Receivable and payable balances were settled monthly between WHT and WildHorse.

Cinco Group Transition Service Agreements

The Partnership entered into transition service agreements with Propel Energy, Stanolind, and Boaz Energy Partners to ensure that ownership, operation, and maintenance of acquired properties could be smoothly transitioned. The term of these agreements were from October 1, 2013 through February 28, 2014. The Partnership paid transition service fees of approximately $0.8 million in the aggregate under these agreements.

Other Related Party Transactions

Director, Advisory & Financing Fees

Certain of the Cinco Group entities entered into an advisory service, reimbursement, and indemnification agreements with NGP. These agreements generally required that an annual advisory fee be paid to NGP. Fees paid under these agreements for the years ended December 31, 2013 and 2012 were approximately $0.3 million and $0.4 million, respectively. Certain of the Cinco Group entities also paid a financing fee equal to a percentage of the capital contributions raised by NGP. These fees were considered a syndication cost and reduced equity contributions for financing fees paid. Fees for the year ended December 31, 2012 were approximately $0.4 million. There were no fees during the year ended December 31, 2013.

Tanos Management Team Equity Interest

On April 1, 2013, Tanos’ management team sold its 1.066% membership interest in Tanos to MRD LLC and all incentive units held were forfeited. In connection with this sale, all of Tanos’ employees resigned and became employees of Tanos Exploration II, LLC (“Tanos II”), a Texas limited liability company controlled by the former management team of Tanos. Effective April 1, 2013, Tanos II entered into a Transition Services Agreement with Tanos, whereby Tanos II would manage the operations of Tanos for up to a 6-month period of time. Tanos II is an unrelated entity.

The governing documents of Tanos provided for the issuance of incentive units. Tanos granted incentive units to certain of its members who were key employees at the time of grant. Holders of incentive units were entitled to distributions when declared, but

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Miscellaneous

For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred gathering and salt water disposal fees of approximately $0.7 million, $0.6 million and $0.8 million, respectively, from affiliates.

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

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2014, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods presented:

	2014	2013	2012
	(In thousands)
Balance at beginning of period	$437	$1,051	$1,747
Charged to costs and expenses	2,852	—	(225)
Payments	(1,197)	(614)	(471)
Balance at end of period	$2,092	$437	$1,051

At December 31, 2014 and 2013, $2.1 million and $0.4 million, respectively, of our environmental reserves were classified as current liabilities in accrued liabilities.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Sinking Fund Trust Agreement

REO assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within State waters and the surface facilities. Under the terms of the agreement, REO, as the operator of the properties, is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2014, the gross account balance included in restricted investments was approximately $2.7 million. REO’s maximum remaining obligation net to its 51.75% interest under the terms of the current agreement was $0.8 million at December 31, 2014.

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

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. As of December 31, 2014, the maximum remaining obligation net to REO’s interest was approximately $8.7 million.

The trust account is held by REO for the benefit of all working interest owners.

The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of December 31, 2014 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$135,176
Less: Outside working interest owners share	(65,222)
$69,954

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment and incur surface rentals related to our business operations. The previous owners also leased equipment and office space under various operating leases and incurred surface rentals related to their operations.

For the years ended December 31, 2014, 2013 and 2012, we recognized $6.4 million, $2.4 million and $1.0 million of rent expense, respectively. The previous owners recorded rent expense of approximately $2.3 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts shown in the following table represent minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$3,665	$788	$416	$205	$205	$205	$1,846

Purchase Commitment Assumed

At December 31, 2014, we had a CO2 purchase commitment with a third party that was assumed in our Wyoming Acquisition. The table below outlines our purchase commitment under the contract (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2015	2016	2017	2018	2019	Thereafter
CO2 minimum purchase commitment:	$50,495	$9,608	$10,179	$10,151	$6,995	$7,060	$6,502

Note 14. Defined Contribution Plans

Memorial Resource sponsors a defined contribution plan for the benefit of substantially all employees who have attained 18 years of age. The plan allows eligible employees to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. Memorial Resource makes matching contributions of 100% of employee contributions that does not exceed 6% of compensation. Employees are immediately vested in these matching contributions. This plan became effective on January 1, 2012. The plan received employer contributions of approximately $1.4 million, $0.9 million, and $0.4 million in 2014, 2013, and 2012, respectively.

Effective January 1, 2012, REO assumed sponsorship of a separate defined contribution plan. This plan specifically benefits substantially all those employed by the Memorial Resource subsidiary that operates and supports the Beta properties that have attained 21 years of age. Eligible employees are permitted to make tax-deferred contributions up to 100% of their annual compensation, not to exceed annual limits established by the Internal Revenue Service. Employer matching contributions of 100% of employee contributions that does not exceed 6% of compensation are made to the plan as well. The employer matching contributions associated with this plan were subject to a three-year graded vesting schedule through February 28, 2012. Effective March 1, 2012, the plan was amended to offer immediate vesting of employer matching contributions. The plan received employer contributions of approximately $0.6 million and $0.5 million in 2013 and 2012, respectively. Approximately $0.3 million associated with this plan are reflected as costs and expenses in the accompanying statements of operations for each of the years ended December 31, 2013, and 2012. This plan was terminated effective December 31, 2013.

Certain Cinco Group entities made matching contributions to defined contribution plans for the benefit of their eligible employees. Matching employer contributions of approximately $0.1 million and $0.2 million were made to these plans in 2013 and 2012, respectively. Such contributions to these plans are included in general and administrative expenses in the accompanying combined statements of operations.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 15. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated. Earnings per unit are computed independently for each of the quarters presented and the sum of the quarterly earnings per unit may not necessarily equal the total for the year.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit amounts)
For the Year Ended December 31, 2014:
Revenues	$100,977	$123,310	$147,243	$122,575
Operating income (loss)	(17,904)	(96,170)	129,685	187,466
Net income (loss)	(34,057)	(114,206)	103,226	163,116
Net income (loss) attributable to Memorial Production Partners LP	(34,112)	(114,194)	103,076	163,277
Net income (loss) noncontrolling interest	55	(12)	150	(161)
Limited partners’ interest in net income (loss)	(34,118)	(114,120)	102,925	163,066
Basic and diluted earnings per unit	(0.56)	(1.86)	1.39	1.88

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit amounts)
For the Year Ended December 31, 2013:
Revenues	$68,102	$90,174	$93,240	$92,100
Operating income (loss)	2,245	60,814	(27,368)	26,786
Net income (loss)	(4,297)	52,695	(39,039)	10,909
Net income (loss) attributable to Memorial Production Partners LP	(4,293)	52,597	(39,165)	10,862
Net income allocated to previous owners	729	6,418	4,128	—
Net income (loss) noncontrolling interest	(4)	98	126	47
Limited partners’ interest in net income (loss)	(5,017)	46,133	(43,290)	10,811
Basic and diluted earnings per unit	(0.14)	1.04	(0.97)	0.18

 The Partnership consummated several common control acquisitions in 2013, as further discussed in Note 12, directly or indirectly from Memorial Resource and certain affiliates of NGP. The quarterly financial information for the year ended December 31, 2013 presented above has been retrospectively revised for these common control transactions. See Notes 2 and 10 for additional information regarding earnings per unit.

Note 16. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Evaluated oil and natural gas properties (1)	$3,007,214	$1,748,438	$1,539,642
Support equipment and facilities	185,997	5,910	5,760
Unevaluated oil and natural gas properties	—	—	5,004
Accumulated depletion, depreciation, and amortization (1)	(989,103)	(416,617)	(265,710)
Total	$2,204,108	$1,337,731	$1,284,696

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Property acquisition costs, proved	$983,076	$37,786	$278,246
Exploration	—	—	42,430
Development (1)	279,318	145,830	62,472
Total	$1,262,394	$183,616	$383,148

(1)Amounts do not include costs for SPBPC and related support equipment.

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

Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

We engaged NSAI and Ryder Scott to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2014. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2014	2013	2012
Oil ($/Bbl):
WTI (1)	$91.48	$93.42	$91.22

NGL ($/Bbl):
WTI (1)	$91.48	$93.42	$91.27

Natural Gas ($/MMbtu):
Henry Hub (2)	$4.35	$3.67	$2.76

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.

(2)The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves as of December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31, 2014
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	39,149	607,139	28,846	1,015,105
Extensions and discoveries	849	12,723	711	22,085
Purchase of minerals in place	69,095	13,036	22,351	561,713
Production	(3,092)	(41,494)	(2,143)	(72,902)
Sales of minerals in place	—	—	—	—
Revision of previous estimates	(6,431)	(31,777)	(287)	(72,090)
End of year	99,570	559,627	49,478	1,453,911

Proved developed reserves:
Beginning of year	22,265	387,548	15,959	616,893
End of year	54,526	380,397	35,539	920,783

Proved undeveloped reserves:
Beginning of year	16,884	219,591	12,887	398,212
End of year	45,044	179,230	13,939	533,128

	Year Ended December 31, 2013
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	39,089	604,440	29,352	1,015,095
Extensions and discoveries	5,655	40,770	1,747	85,180
Purchase of minerals in place	119	16,294	258	18,554
Production	(1,764)	(35,924)	(1,632)	(56,303)
Sales of minerals in place	—	—	—	—
Revision of previous estimates	(3,950)	(18,441)	(879)	(47,421)
End of year	39,149	607,139	28,846	1,015,105

Proved developed reserves:
Beginning of year	24,515	376,932	15,947	619,704
End of year	22,265	387,548	15,959	616,893

Proved undeveloped reserves:
Beginning of year	14,574	227,508	13,405	395,391
End of year	16,884	219,591	12,887	398,212

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	27,150	579,751	15,045	832,913
Extensions and discoveries	7,501	19,869	1,053	71,192
Purchase of minerals in place	11,336	113,617	7,095	224,202
Production	(1,519)	(29,744)	(745)	(43,329)
Sales of minerals in place	(4,214)	(4,214)	--	(29,499)
Revision of previous estimates	(1,165)	(74,839)	6,904	(40,384)
End of year	39,089	604,440	29,352	1,015,095

Proved developed reserves:
Beginning of year	19,332	413,431	10,015	589,504
End of year	24,515	376,932	15,947	619,704

Proved undeveloped reserves:
Beginning of year	7,818	166,320	5,030	243,409
End of year	14,574	227,508	13,405	395,391

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

We acquired 561.7 Bcfe in multiple acquisitions during the year ended December 31, 2014, the largest being the Wyoming Acquisition of 497.2 Bcfe.  We also acquired 45.0 Bcfe from the Eagle Ford Acquisition. Downward revision of natural gas for the year ended December 31, 2014 was primarily due to updated well performance data in certain East Texas fields. Proved undeveloped reserves increased during the year ended December 31, 2014 primarily due to the Wyoming Acquisition.

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

The standardized measure of discounted future net cash flows is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Future cash inflows	$13,191,866	$6,892,150	$6,511,776
Future production costs	(4,516,077)	(2,719,024)	(2,258,554)
Future development costs	(1,222,221)	(685,858)	(620,944)
Future net cash flows for estimated timing of cash flows	7,453,568	3,487,268	3,632,278
10% annual discount for estimated timing of cash flows	(4,693,960)	(1,879,156)	(2,042,362)
Standardized measure of discounted future net cash flows	$2,759,608	$1,608,112	$1,589,916

(1)We are subject to the Texas margin tax which has a maximum effective rate of 0.7% of gross income apportioned to Texas. Due to immateriality we have excluded the impact of this tax for the years ended December 31, 2014, 2013 and 2012.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning of year	$1,608,112	$1,589,916	$1,499,414
Sale of oil and natural gas produced, net of production costs	(323,994)	(234,520)	(160,023)
Purchase of minerals in place	1,489,477	23,160	375,953
Sale of minerals in place	—	—	(154,963)
Extensions and discoveries	44,745	136,423	265,108
Changes in income taxes, net	—	—	1,947
Changes in prices and costs	(168,500)	(74,395)	(331,760)
Previously estimated development costs incurred	223,861	174,490	66,360
Net changes in future development costs	(74,579)	(74,867)	(1,140)
Revisions of previous quantities	(163,207)	(141,122)	(90,587)
Accretion of discount	160,811	158,991	150,136
Change in production rates and other	(37,118)	50,036	(30,529)
End of year	$2,759,608	$1,608,112	$1,589,916

Note 17. Subsequent Events

2015 Acquisition

On February 23, 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78 million in cash for Memorial Resource’s East Texas and non-core Louisiana oil and gas properties.  Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors.  This transaction has an effective date of January 1, 2015.

Conversion of Subordinated Units

The subordination period for the 5,360,912 subordinated units ended on February 13, 2015.  All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one-to-one basis at the end of the subordination period.

2015 Repurchases of Common Units

We repurchased an additional $28.5 million in common units, which represents a repurchase and retirement of 1,909,583 common units under the MEMP Repurchase Program through February 1, 2015.