Form 10-Q
period 2015-03-31
Memorial Production Partners LP
filed 2015-05-08
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 84,017,738 common units and 86,797 general partner units outstanding.

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

Bbl/d: One Bbl per day.

Bcfe: One billion cubic feet of natural gas equivalent.

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

Proved Reserves: Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration, unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir, or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price used is the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

•	“our general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, our general partner;
•	“OLLC” refers to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties;
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
•

“the previous owners” for accounting and financial reporting purposes refers to certain oil and gas properties primarily located in the Joaquin Field in Shelby and Panola counties in East Texas and in West Louisiana acquired from Memorial Resource in February 2015 for periods after common control commenced through the date of acquisition.

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	ability to replace the reserves we produce through drilling and property acquisitions;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	future operating results;
•	cash flows and liquidity;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGL;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding distributions and distribution rates;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

These types of statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution or any other amount on our common units;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas and in estimating reserves;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of, and volatility in the prices for, oil and natural gas;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of legislation and governmental regulations, including those related to climate change, hydraulic fracturing and our status as a partnership for federal income tax purposes;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
•	actions of third-party co-owners of interests in properties in which we also own an interest; and
•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	March 31,	December 31,
	2015	2014*
ASSETS
Current assets:
Cash and cash equivalents	$1,073	$970
Accounts receivable:
Oil and natural gas sales	35,425	46,413
Joint interest owners and other (Note 2)	38,078	36,937
Short-term derivative instruments	214,986	208,585
Prepaid expenses and other current assets	19,687	14,201
Total current assets	309,249	307,106
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,414,510	3,329,338
Support equipment and facilities	200,242	198,088
Other	3,077	3,020
Accumulated depreciation, depletion and impairment	(1,367,545)	(1,060,114)
Property and equipment, net	2,250,284	2,470,332
Long-term derivative instruments	389,748	311,802
Restricted investments	78,787	77,361
Other long-term assets	23,122	23,159
Total assets	$3,051,190	$3,189,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,127	$23,609
Accounts payable - affiliates	9,145	6,409
Revenues payable	27,195	30,110
Accrued liabilities (Note 2)	93,026	90,974
Short-term derivative instruments	3,300	3,289
Total current liabilities	161,793	154,391
Long-term debt (Note 8)	1,754,045	1,595,413
Asset retirement obligations	116,727	112,702
Long-term derivative instruments	555	—
Deferred tax liabilities	2,164	30,940
Total liabilities	2,035,284	1,893,446
Commitments and contingencies (Note 13)
Equity:
Partners' equity (deficit):
Common units (84,017,738 units outstanding at March 31, 2015 and 80,421,992 units outstanding at December 31, 2014)	1,008,977	1,085,265
Subordinated units (no outstanding units at March 31, 2015 and 5,360,912 units outstanding at December 31, 2014)	—	(16,419)
General partner (86,797 units outstanding at March 31, 2015 and December 31, 2014)	1,210	1,251
Previous owners	—	220,657
Total partners' equity	1,010,187	1,290,754
Noncontrolling interests	5,719	5,560
Total equity	1,015,906	1,296,314
Total liabilities and equity	$3,051,190	$3,189,760

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2015	2014*
Revenues:
Oil & natural gas sales	$91,949	$115,977
Pipeline tariff income and other	869	908
Total revenues	92,818	116,885

Costs and expenses:
Lease operating	40,478	30,120
Pipeline operating	446	489
Gathering, processing, and transportation	8,220	5,563
Exploration	90	6
Production and ad valorem taxes	6,655	6,011
Depreciation, depletion, and amortization	51,266	32,550
Impairment of proved oil and natural gas properties	251,347	—
General and administrative	14,511	10,740
Accretion of asset retirement obligations	1,634	1,391
(Gain) loss on commodity derivative instruments	(145,459)	46,766
Other, net	—	(12)
Total costs and expenses	229,188	133,624
Operating income (loss)	(136,370)	(16,739)
Other income (expense):
Interest expense, net	(28,818)	(16,078)
Other income (expense)	160	—
Total other income (expense)	(28,658)	(16,078)
Income (loss) before income taxes	(165,028)	(32,817)
Income tax benefit (expense)	2,370	(75)
Net income (loss)	(162,658)	(32,892)
Net income (loss) attributable to noncontrolling interest	159	55
Net income (loss) attributable to Memorial Production Partners LP	$(162,817)	$(32,947)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(162,817)	$(32,947)
Net (income) loss allocated to previous owners	2,268	(1,165)
Net (income) loss allocated to general partner	138	14
Net (income) loss allocated to NGP IDRs	(28)	(20)
Limited partners' interest in net income (loss)	$(160,439)	$(34,118)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(1.90)	$(0.56)
Weighted average limited partner units outstanding:
Basic and diluted	84,339	61,251

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014*
Cash flows from operating activities:
Net income (loss)	$(162,658)	$(32,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	51,266	32,550
Impairment of proved oil and natural gas properties	251,347	—
(Gain) loss on derivative instruments	(143,018)	47,081
Cash settlements (paid) received on expired derivative instruments	59,236	(8,100)
Cash settlements on terminated commodity derivatives	27,063	—
Premiums paid for commodity derivatives	(27,063)	—
Deferred income tax expense (benefit)	(2,370)	—
Amortization of deferred financing costs	1,860	839
Accretion of senior notes net discount	599	367
Accretion of asset retirement obligations	1,634	1,391
Amortization of equity awards	2,341	1,295
Changes in operating assets and liabilities:
Accounts receivable	13,000	(1,789)
Prepaid expenses and other assets	(5,684)	(1,716)
Payables and accrued liabilities	4,410	13,930
Other	—	1,849
Net cash provided by operating activities	71,963	54,805
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(3,305)	(173,000)
Additions to oil and gas properties	(74,375)	(58,973)
Additions to restricted investments	(1,426)	(826)
Net cash used in investing activities	(79,106)	(232,799)
Cash flows from financing activities:
Advances on revolving credit facilities	166,000	235,000
Payments on revolving credit facilities	(5,000)	(39,000)
Deferred financing costs	(10)	(267)
Repurchase of senior notes	(2,914)	—
Capital contributions from previous owners	1,912	991
Distributions to partners	(46,315)	(33,763)
Distribution to Memorial Resource (see Note 1)	(78,000)	—
Restricted units returned to plan	(7)	—
Repurchases under unit repurchase program	(28,420)	—
Net cash provided by financing activities	7,246	162,961
Net change in cash and cash equivalents	103	(15,033)
Cash and cash equivalents, beginning of period	970	21,698
Cash and cash equivalents, end of period	$1,073	$6,665

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	Previous	NGP	Noncontrolling
	Common	Subordinated	Partner	Owners	IDRs	Interest	Total
Balance, December 31, 2014*	$1,085,265	$(16,419)	$1,251	$220,657	$—	$5,560	$1,296,314
Net income (loss)	(160,469)	30	(138)	(2,268)	28	159	(162,658)
Contributions	—	—	—	1,912	—	—	1,912
Distributions	(43,262)	(2,949)	(76)	—	(28)	—	(46,315)
Distribution attributable to net assets transferred (Note 1)	(77,922)	—	(78)	—	—	—	(78,000)
Net book value of net assets acquired	250,791	—	251	(248,321)	—	—	2,721
Amortization of equity awards	2,341	—	—	—	—	—	2,341
Conversion of subordinated units to common units	(19,338)	19,338	—	—	—	—	—
Common units repurchased under repurchase program (Note 9)	(28,420)	—	—	—	—	—	(28,420)
Restricted units repurchased and other	(9)	—	—	—	—	—	(9)
Deferred tax liability retained by previous owner (Note 2)	—	—	—	28,020	—	—	28,020
Balance, March 31, 2015	$1,008,977	$—	$1,210	$—	$—	$5,719	$1,015,906

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

Unless the context requires otherwise, references to: (i) “our general partner” or “MEMP GP” refer to Memorial Production Partners GP LLC, our general partner; (ii) “Memorial Resource” refer collectively to Memorial Resource Development Corp. and its subsidiaries other than the Partnership; (iii) “MRD LLC” refer to Memorial Resource Development LLC, which is the predecessor of Memorial Resource; (iv) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.; (v) “OLLC” refer to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties; (vi) “Finance Corp.” refer to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto; (vii) “MRD Holdco” refer to MRD Holdco LLC, which together with a group controls Memorial Resource; and  (viii) “NGP” refer to Natural Gas Partners.

The Partnership is owned 99.9% by its limited partners and 0.1% by MEMP GP, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities. Memorial Resource provides management, administrative and operations personnel to us and our general partner under an omnibus agreement (see Note 12). The Funds, which are three of the private equity funds managed by NGP, collectively control MRD Holdco. The Funds collectively indirectly own 50% of our incentive distribution rights (“IDRs”). The remaining IDRs are owned by our general partner.  As of March 31, 2015, MRD Holdco owned approximately 6% of our outstanding common units.  On April 14, 2015, MRD Holdco sold 4,661,663 of our common units in an underwritten public secondary offering and granted the underwriters a 30-day option to purchase up to an additional 699,249 common units.  As of April 30, 2015, MRD Holdco owns less than 0.3% of our outstanding common units.

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer to certain oil and gas properties primarily located in East Texas and West Louisiana that the Partnership acquired on February 23, 2015 from certain operating subsidiaries of Memorial Resource in exchange for cash and certain of our oil and natural gas properties primarily located in North Louisiana for periods after common control commenced through the date of acquisition.  We refer to this transaction as the “Property Swap.”  The acquired East Texas oil and natural gas properties were owned by Classic Hydrocarbons Holdings, L.P. or its subsidiaries (“Classic”).   The Property Swap was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information have been retrospectively revised to give effect to the Property Swap as if the Partnership owned the assets for periods after common control commenced through the acquisition date.

Basis of Presentation

Our consolidated results of operations are presented together with the combined results of operations pertaining to the previous owners. The combined financial statements of the previous owners were derived from their historical accounting records and reflect their historical financial position, results of operations and cash flows. Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gathering, processing, and transportation costs were previously accounted for as revenue deductions and are now being presented as costs and expenses on our statements of operations on a separate line item.

The ownership interest of the noncontrolling shareholder in the San Pedro Bay Pipeline Company (“SPBPC”), an indirect majority-owned subsidiary of the Partnership, is presented as a noncontrolling interest in the financial statements.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the audited supplemental consolidated and combined financial statements and notes thereto included in our Current Report on Form 8-K filed on April 21, 2015 (our “Recast Form 8-K”), which retrospectively revised certain of our financial and other information to give effect to the Property Swap.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our Recast Form 8-K.

Accounts Receivable – Joint Interest Owners and Other

Accounts receivable from joint interest owners and other consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Derivatives expired positions	$15,785	$13,754
July 2014 Wyoming Acquisition	—	9,569
Joint interest owners	17,740	12,714
Other	4,553	900
	$38,078	$36,937

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Accrued capital expenditures	$34,592	$36,042
Accrued interest payable	27,990	24,673
Accrued lease operating expense	16,174	15,594
Accrued ad valorem taxes	9,484	8,281
Accrued general and administrative expenses	1,864	1,276
Environmental liability	1,309	2,092
Other	1,613	3,016
	$93,026	$90,974

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Tax

A deferred tax liability was recorded in equity by the previous owners and related to Memorial Resource’s initial public offering and restructuring transactions as it represented a transaction among shareholders.  Subsequent to Memorial Resource’s initial public offering in June 2014, income tax related to the Property Swap was calculated on a separate return basis through February 2015.  The deferred tax liability of approximately $28.0 million associated with the previous owners was retained by them in connection with the closing of the Property Swap transaction and reflected in the equity statement.

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$21,298	$1,421
Noncash investing and financing activities:
Change in capital expenditures in payables and accrued liabilities	(1,450)	11,596
Accounts receivable related to Eagle Ford Acquisition	—	3,879
Assumptions of asset retirement obligations related to properties acquired	2,266	285

New Accounting Pronouncements

Presentation of Debt Issuance Cost.  In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Partnership does not expect the impact of adopting this guidance to be material to the Partnership’s financial statements and related disclosures.

Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  In April 2015, FASB issued an accounting standards update that specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.  The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Since the Partnership has historically allocated the earnings (losses) of transferred businesses that occurred in periods before the date of the dropdown transaction entirely to affiliates of the general partner (i.e., the previous owners) and did not adjust previously reported earnings per unit of the limited partners, the Partnership does not expect the impact of adopting this guidance will be material to the Partnership’s financial statements and related disclosures.

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

2014 Acquisitions

Eagle Ford Acquisition. On March 25, 2014, we closed a transaction to acquire certain oil and natural gas producing properties in the Eagle Ford from a third party (the “Eagle Ford Acquisition”). In addition, we also acquired a 30% interest in the seller’s Eagle Ford leasehold.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Acquisition-related Costs.  Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2015	2014
$1,299	$1,894

In March and July 2014, we closed two third-party acquisitions.  The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2014 as though these third-party acquisitions had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Three-Months Ended
March 31,
2014
(In thousands, except per unit amounts)
Revenues	$173,549
Net income (loss)	(19,984)
Basic and diluted earnings per unit	(0.35)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2015 and December 31, 2014 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$670,973	$—	$670,973
Interest rate derivatives	—	10	—	10
Total assets	$—	$670,983	$—	$670,983

Liabilities:
Commodity derivatives	$—	$66,555	$—	$66,555
Interest rate derivatives	—	3,549	—	3,549
Total liabilities	$—	$70,104	$—	$70,104

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$564,913	$—	$564,913
Interest rate derivatives	—	1,305	—	1,305
Total assets	—	$566,218	—	$566,218

Liabilities:
Commodity derivatives	$—	$45,831	$—	$45,831
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$49,120	$—	$49,120

See Note 5 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See Note 6 for a summary of changes in AROs.

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

During the three months ended March 31, 2015, we recognized $251.3 million of impairments primarily related to certain properties located in East Texas, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of declining commodity prices.  The carrying value of these properties after the $251.3 million impairment was approximately $157.6 million.  We did not record any impairments for the three months ended March 31, 2014.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $272.6 million against amounts outstanding under our revolving credit facility, reducing our maximum credit exposure to approximately $328.4 million, of which approximately $113.4 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At March 31, 2015, we had the following open commodity positions:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,061,181	3,292,442	3,050,067	2,760,000	2,514,583
Weighted-average fixed price	$4.16	$4.22	$4.14	$4.28	$4.43

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	3,390,000	3,108,333	415,000	115,000	—
Spread	$(0.12)	$(0.05)	$—	$0.15	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	273,864	279,813	301,600	312,000	160,000
Weighted-average fixed price	$91.34	$86.87	$84.70	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,333	95,000	—	—	—
Spread	$(7.07)	$(9.56)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	211,867	158,600	43,300	—	—
Weighted-average fixed price	$42.30	$40.36	$37.55	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our basis swaps included in the table above are presented on a disaggregated basis below:

	Remaining
	2015	2016	2017	2018
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,730,000	2,703,333	300,000	—
Spread-Henry Hub	$(0.12)	$(0.07)	$(0.05)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000
Spread-Henry Hub	$(0.08)	$0.07	$0.14	$0.15

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	—	—	—
Spread-Henry Hub	$(0.25)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	—	—
Spread-Henry Hub	$(0.09)	$0.06	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,333	55,000	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At March 31, 2015, we had the following interest rate swap open positions:

	Remaining
	2015	2016	2017	2018
Average Monthly Notional (in thousands)	$386,111	$400,000	$400,000	$100,000
Weighted-average fixed rate	1.247%	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2015 and December 31, 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$237,411	$225,882	$22,731	$17,297
Interest rate swaps	Short-term derivative instruments	—	—	2,994	3,289
Gross fair value		237,411	225,882	25,725	20,586
Netting arrangements	Short-term derivative instruments	(22,425)	(17,297)	(22,425)	(17,297)
Net recorded fair value	Short-term derivative instruments	$214,986	$208,585	$3,300	$3,289

Commodity contracts	Long-term derivative instruments	$433,562	$339,031	$43,824	$28,534
Interest rate swaps	Long-term derivative instruments	10	1,305	555	—
Gross fair value		433,572	340,336	44,379	28,534
Netting arrangements	Long-term derivative instruments	(43,824)	(28,534)	(43,824)	(28,534)
Net recorded fair value	Long-term derivative instruments	$389,748	$311,802	$555	$—

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the three months ended March 31, 2015 and 2014 (in thousands):

	Statements of	March 31,
	Operations Location	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(145,459)	$46,766
Interest rate derivatives	Interest expense, net	2,441	315

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2015 (in thousands):

Asset retirement obligations at beginning of period	$112,702
Liabilities added from acquisitions or drilling	2,304
Liabilities removed upon sale of wells	(62)
Accretion expense	1,634
Revision of estimates	149
Asset retirement obligations at end of period	$116,727

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of the restricted investment balance consisted of the following at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 13)	$71,263	$69,954
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,818	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$78,787	$77,361

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
MEMP:
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$573,000	$412,000
2021 Senior Notes, fixed-rate, due May 2021 (1)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2)	496,990	500,000
Unamortized discounts	(15,945)	(16,587)
Total long-term debt	$1,754,045	$1,595,413

(1)

The estimated fair value of our 2021 Senior Notes was $640.5 million and $563.5 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2)

The estimated fair value of our 2022 Senior Notes was $437.4 million and $380.0 million at March 31, 2015 and December 31, 2014, respectively.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

March 31,
2015
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$1,300,000

OLLC Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility, which is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2015	2014
OLLC revolving credit facility	1.90%	1.66%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$5,395	$6,468
2021 Senior Notes (2)	12,779	13,308
2022 Senior Notes (2)	7,656	7,958
Total	$25,830	$27,734

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method, which generally approximates the effective interest method.

Letters of Credit

At March 31, 2015, we had $4.8 million of letters of credit outstanding, all related to operations at our Wyoming properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2014:

			General
	Common	Subordinated	Partner
Balance, December 31, 2014	80,421,992	5,360,912	86,797
Restricted common units issued	157,360	—	—
Restricted common units forfeited	(12,467)	—	—
Restricted common units repurchased (1)	(476)	—	—
Common units repurchased under repurchase program	(1,909,583)	—	—
Subordinated units converted to common units	5,360,912	(5,360,912)	—
Balance, March 31, 2015	84,017,738	—	86,797

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were less than $0.1 million for the three months ended March 31, 2015. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the three months ended March 31, 2015.

On February 13, 2015, all of the 5,360,912 outstanding subordinated units owned by MRD Holdco were converted into common units. The subordinated units converted on a one-for-one basis into common units upon the payment of MEMP's fourth quarter 2014 distribution.  As discussed in Note 1, MRD Holdco sold 4,661,663 of our common units in an underwritten public secondary offering on April 14, 2015 and granted the underwriters a 30-day option to purchase up to an additional 699,249 common units.  As of April 30, 2015, MRD Holdco owns less than 0.3% of our outstanding common units.

2015 Repurchases of Common Units

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”). Under the MEMP Repurchase Program, units may be repurchased and retired from time to time at our discretion on the open market. The MEMP Repurchase Program does not obligate us to repurchase any dollar amount or specific number of common units and may be discontinued at any time. During the three months ended March 31, 2015, we repurchased $28.4 million in common units, which represents a repurchase and retirement of 1,909,583 common units under the MEMP Repurchase Program.  At March 31, 2015, we have approximately $106.2 million of authorized repurchases remaining under the MEMP Repurchase Program.

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner and the Funds. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control in a manner similar to the pooling of interest method prior to their acquisition date is allocated to the previous owners since they are affiliates of our general partner.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3	$0.2
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3	$3.1
3rd Quarter 2014	October 23, 2014	November 5, 2014	November 12, 2014	$0.5500	$47.8	$3.1
2nd Quarter 2014	July 24, 2014	August 5, 2014	August 12, 2014	$0.5500	$39.5	$3.0
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0
4th Quarter 2013	January 24, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to Memorial Production Partners LP	$(162,817)	$(32,947)
Less: Previous owners interest in net income (loss)	(2,268)	1,165
Less: General partner's 0.1% interest in net income (loss) (1)	(166)	(34)
Less: IDRs attributable to corresponding period	56	40
Net income (loss) available to limited partners	$(160,439)	$(34,118)

Weighted average limited partner units outstanding:
Common units	81,778	55,890
Subordinated units	2,561	5,361
Total	84,339	61,251
Basic and diluted EPU	$(1.90)	$(0.56)

(1)	As a result of repurchases under the MEMP Repurchase Program, our general partner had an average 0.1023% interest in us for the three months ended March 31, 2015.

Note 11. Equity-Based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
		Date Fair Value
	Number of Units	per Unit (1)
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (2)	157,360	$15.45
Forfeited	(12,467)	$20.73
Vested	(78,307)	$19.16
Restricted common units outstanding at March 31, 2015	1,160,106	$20.31

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in the three months ended March 31, 2015 was $2.4 million based on a grant date market price of $15.45 per unit.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2015	2014
$2,341	$1,295

The unrecognized compensation cost associated with restricted common unit awards was $16.3 million at March 31, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.99 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain affiliates of NGP at March 31, 2015 and December 31, 2014 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

Common Control Acquisitions

On February 23, 2015, we consummated a common control transaction whereby Memorial Resource exchanged its East Texas and West Louisiana properties for all of our interest in the Terryville Field in North Louisiana and cash consideration of approximately $78.0 million, subject to customary purchase price adjustments. The transaction had an effective date of January 1, 2015. The properties MEMP received are primarily located in the Joaquin Field in Shelby and Panola counties in East Texas.  The Partnership recorded the following net assets (in thousands):

Accounts receivable	$2,372
Other receivables	5,478
Prepaid expenses and other current assets	1,874
Property and equipment, net	263,210
Accounts payable	(3,586)
Accounts payable - affiliate	(1,290)
Revenues payable	(1,110)
Accrued liabilities	(11,347)
Asset retirement obligations	(4,559)
Net assets	$251,042

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

Omnibus Agreement

Memorial Resource provides management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2015	2014
$8,553	$4,848

Beta Management Agreement

Memorial Resource through its wholly-owned subsidiary, Beta Operating Company, LLC provides management and administrative oversight related to our offshore Southern California oil and gas properties in exchange for an annual management fee. Memorial Resource will receive approximately $0.4 million from us annually.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Classic Agreements

In November 2011, Classic Hydrocarbons Operating, LLC, a subsidiary of Memorial Resource (“Classic Operating”) and Classic Pipeline & Gathering, LLC (“Classic Pipeline”), a subsidiary of MRD Holdco, entered into a gas gathering agreement.  Pursuant to the gas gathering agreement, Classic Operating dedicated to Classic Pipeline all of the natural gas produced (up to 50,000 MMBtus per day) on the properties operated by Classic Operating within certain counties in Texas through 2020, subject to one-year extensions at either party’s election. In May 2014, Classic Operating and Classic Pipeline amended the gas gathering agreement with respect to Classic Operating’s remaining assets located in Panola and Shelby Counties, Texas. Under the amended gas gathering agreement, Classic Operating agreed to pay a fee of (i) $0.30 per MMBtu, subject to an annual 3.5% inflationary escalation, based on volumes of natural gas delivered and processed and (ii) $0.07 per MMBtu per stage of compression plus its allocated share of compressor fuel. The amended gas gathering agreement has a term until December 31, 2023, subject to one-year extensions at either party’s election.

In May 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement has a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline. In February 2015, in connection with and as part of the Property Swap, Classic Hydrocarbons Holdings, L.P. sold all of the equity interests owned by it in Classic Operating as well as Craton Energy GP III, LLC (“Craton GP”) and Craton Energy Holdings III, LP (“Craton LP”), two subsidiaries of Memorial Resource, to OLLC, and Classic Operating, Craton GP and Craton LP were merged into OLLC.  OLLC is therefore the successor to Classic Operating under the amended gas gathering agreement and water disposal agreement.

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

At March 31, 2015 and December 31, 2014, we had $1.3 million and $2.1 million of environmental reserves recorded on our balance sheets, respectively.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), our wholly-owned subsidiary, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities.  The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of March 31, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$137,705
Less: Outside working interest owners share	(66,442)
$71,263

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2015	$72,450
June 30, 2016	$76,590
December 31, 2016	$78,660

As of March 31, 2015, the maximum remaining obligation net to REO’s interest was approximately $7.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2014:

•	Our total estimated proved reserves were approximately 1,683 Bcfe, of which approximately 43% were natural gas and 58% were classified as proved developed reserves;
•

We produced from 3,568 gross (2,087 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2014 was 251 MMcfe/d, implying a reserve-to-production ratio of approximately 18 years.

Significant Recent Developments

Borrowing Base Redetermination

In connection with the semi-annual borrowing base redetermination by lenders under the Partnership’s revolving credit facility, the borrowing base under the revolving credit facility decreased from $1.44 billion to $1.3 billion. This reduction in the borrowing base was primarily the result of the deterioration of commodity prices in the oil and natural gas industry. The new borrowing base became effective on March 24, 2015.

2015 Acquisition

In February 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78.0 million in cash for Memorial Resource’s East Texas and West Louisiana oil and gas properties (the “Property Swap”).  Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors.

Conversion of Subordinated Units

The subordination period for the 5,360,912 subordinated units ended on February 13, 2015.  All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one-to-one basis at the end of the subordination period.

MEMP Repurchase Program

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”).  We repurchased $28.4 million in common units during 2015, which represents a repurchase and retirement of 1,909,583 common units under the MEMP Repurchase Program.

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

Principal Components of Cost Structure

•

Lease operating expenses. These are the day to day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.

•

Gathering, processing and transportation. These are costs incurred to deliver production of our natural gas, NGLs and oil to the market. Cost levels of these expenses can vary based on the volume of natural gas, NGLs and oil production.

•

Production and ad valorem taxes. These consist of severance and ad valorem taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties; however, these valuations are reasonably correlated to revenues, excluding the effects of any commodity derivative contracts.

•	Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts.
•	Impairment of proved properties. Proved properties are impaired whenever the carrying value of the properties exceed their estimated undiscounted future cash flows.
•

Depreciation, depletion and amortization. Depreciation, depletion and amortization, or DD&A, includes the systematic expensing of the capitalized costs incurred to acquire, exploit and develop oil and natural gas properties. As a “successful efforts” company, all costs associated with acquisition and development efforts and all successful exploration efforts are capitalized, and these costs are depleted using the units of production method.

•

General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, franchise taxes, audit and other professional fees and legal compliance expenses.

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

•

Interest expense. We finance a portion of our working capital requirements and acquisitions with borrowings under our revolving credit facility and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense as we continue to grow.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flows from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including gains or losses on interest rate derivative contracts;
•	Income tax expense;

•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties) (“Impairment”);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition related costs;
•	Amortization of investment premium; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on expired commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, research analysts and rating agencies, to assess:

•	our operating performance as compared to that of other companies and partnerships in our industry, without regard to financing methods, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make distributions on our units; and
•	the viability of projects and the overall rates of return on alternative investment opportunities.

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

Calculation of Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2015	2014

Net income (loss)	$(162,658)	$(32,892)
Interest expense, net	28,818	16,078
Income tax expense (benefit)	(2,370)	75
DD&A	51,266	32,550
Impairment of proved oil and gas properties	251,347	—
Accretion of AROs	1,634	1,391
(Gains) losses on commodity derivative instruments	(145,459)	46,766
Cash settlements received (paid) on expired commodity derivative instruments	60,124	(7,969)
Acquisition related costs	1,299	1,894
Unit-based compensation expense	2,341	1,295
Exploration costs	90	6
Provision for environmental remediation	—	2,852
Adjusted EBITDA	$86,432	$62,046

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2015	2014

Net cash provided by operating activities	$71,963	$54,805
Changes in working capital	(11,726)	(12,274)
Interest expense, net	28,818	16,078
Gain (loss) on interest rate swaps	(2,441)	(315)
Cash settlements paid on interest rate derivative instruments	888	131
Amortization of deferred financing fees	(1,860)	(839)
Accretion of senior notes discount	(599)	(367)
Acquisition related expenses	1,299	1,894
Income tax expense (benefit) - current portion	—	75
Exploration costs	90	6
Provision for environmental remediation	—	2,852
Adjusted EBITDA	$86,432	$62,046

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our Recast Form 8-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2015 and 2014 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect the Memorial Resource assets that we acquired in February 2015. The results of operations for the three months ended March 31, 2014 have been recast for this acquisition, which closed in February 2015.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Oil & natural gas sales	$91,949	$115,977
Pipeline tariff income and other	869	908
Total revenues	92,818	116,885

Costs and expenses:
Lease operating	40,478	30,120
Pipeline operating	446	489
Gathering, processing and transportation	8,220	5,563
Exploration	90	6
Production and ad valorem taxes	6,655	6,011
Depreciation, depletion and amortization	51,266	32,550
Impairment of proved oil and natural gas properties	251,347	—
General and administrative	14,511	10,740
Accretion of asset retirement obligations	1,634	1,391
(Gain) loss on commodity derivative instruments	(145,459)	46,766
Other, net	—	(12)
Total costs and expenses	229,188	133,624
Operating income (loss)	(136,370)	(16,739)
Other income (expense):
Interest expense, net	(28,818)	(16,078)
Other income (expense)	160	—
Total other income (expense)	(28,658)	(16,078)
Income before income taxes	(165,028)	(32,817)
Income tax benefit (expense)	2,370	(75)
Net income (loss)	(162,658)	(32,892)
Net income (loss) attributable to noncontrolling interest	159	55
Net income (loss) attributable to Memorial Production Partners LP	$(162,817)	$(32,947)

Oil and natural gas revenue:
Oil sales	$44,253	$42,746
NGL sales	12,123	17,279
Natural gas sales	35,573	55,952
Total oil and natural gas revenue	$91,949	$115,977

Production volumes:
Oil (MBbls)	1,021	463
NGLs (MBbls)	699	492
Natural gas (MMcf)	12,381	11,084
Total (MMcfe)	22,698	16,815
Average net production (MMcfe/d)	252.2	186.8

Average sales price:
Oil (per Bbl)	$43.34	$92.29
NGL (per Bbl)	17.34	35.12
Natural gas (per Mcf)	2.87	5.05
Total (Mcfe)	$4.05	$6.90

Average unit costs per Mcfe:
Lease operating expense	$1.78	$1.79
Gathering, processing and transportation	$0.36	$0.33
Production and ad valorem taxes	$0.29	$0.36
General and administrative expenses	$0.64	$0.64
Depletion, depreciation and amortization	$2.26	$1.94

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

A net loss of $162.7 million was recorded during the three months ended March 31, 2015, primarily due to impairment charges which were offset by significant gains on commodity derivative instruments, compared to a net loss of $32.9 million recorded during the three months ended March 31, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $91.9 million, a decrease of $24.0 million compared with 2014. Production increased 5.9 Bcfe (approximately 35%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $2.85 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 27% of total volumes for 2015 compared to approximately 17% of total volumes for the 2014.  The favorable volume variance and an unfavorable pricing variance contributed to an approximate $40.6 million increase and $64.6 million decrease in revenues, respectively.

•

Lease operating expenses were $40.5 million and $30.1 million during 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were flat with $1.78 for 2015 compared to $1.79 for 2014.

•

Gathering, processing and transportation expenses were $8.2 million and $5.6 million during 2015 and 2014, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.36 for 2015 compared to $0.33 for 2014.

•

Production and ad valorem taxes during 2015 totaled $6.7 million, an increase of $0.6 million compared with 2014 primarily due to an increase in production volumes. On a per Mcfe basis, production and ad valorem taxes decreased to $0.29 for 2015 compared to $0.36 for 2014 due to reduced production and ad valorem taxes as a result of lower realized commodity prices in East Texas, South Texas and the Permian offset by higher production tax rates on a per Mcfe basis for production from our July 2014 Wyoming acquisition.

•

DD&A expense during 2015 was $51.3 million compared to $32.6 million during 2014, an $18.7 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $11.4 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $7.3 million.

•

We recognized $251.3 million of impairments during 2015 primarily related to certain properties in East Texas, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.  We did not record any impairments during 2014.

•

General and administrative expenses during 2015 were $14.5 million and included $2.3 million of non-cash unit-based compensation expense and $1.3 million of acquisition-related costs. General and administrative expenses during 2014 totaled $10.7 million, which included approximately $0.8 million related to previous owners, approximately $1.3 million of non-cash unit-based compensation expense and approximately $1.9 million of acquisition-related costs.

•

Net gains on commodity derivative instruments of $145.5 million were recognized during 2015, consisting of $60.1 million of cash settlement receipts and $27.1 million in cash settlements received on terminated derivatives in addition to a $58.3 million increase in the fair value of open positions primarily due to decreases in natural gas prices. Net losses on commodity derivative instruments of $46.8 million were recognized during 2014, consisting of $8.0 million of cash settlement payments and a $38.8 million decrease in the fair value of open positions.

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

•

Net interest expense is comprised of interest on our credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $28.8 million during 2015, including losses on interest rate swaps of approximately $2.4 million, amortization of deferred financing fees of approximately $1.9 million, and accretion of net discount associated with our senior notes of $0.6 million. Interest expense, net totaled $16.1 million during 2014, including losses on interest rate swaps of approximately $0.3 million, amortization of deferred financing fees of approximately $0.8 million and accretion of net discounts associated with our senior notes of $0.4 million. The $12.7 million increase in interest expense is primarily due to the increase in outstanding borrowings under the Partnership’s revolving credit facility and a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014.

Average outstanding borrowings under the Partnership’s revolving credit facility were $513.8 million during 2015 compared to $148.8 million during 2014. The Partnership had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during 2015 as compared to an average of $700.0 million aggregate principal amount of our senior notes issued and outstanding during 2014.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for oil, natural gas, and NGL, and our ongoing efforts to manage production volumes, operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors.

As of March 31, 2015, our liquidity of $723.3 million primarily consisted of $722.2 million of available borrowings under our revolving credit facility, which is net of $4.8 million in letters of credit. We had $1.1 million of cash and cash equivalents as of March 31, 2015. On March 24, 2015, our borrowing base decreased from $1.44 billion to $1.3 billion in connection with its semi-annual redetermination.  Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed, and we may in the future file, a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners.  We have also filed a shelf registration statement with the SEC which will allow us to issue from time to time up to $250 million in aggregate of our common units potentially through an “at the market” equity program in the future at prices and terms to be determined by market conditions and other factors.

We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our maintenance capital expenditures. Our growth capital expenditures, which include any acquisitions of oil and natural gas properties and related assets, are expected to be primarily funded with external financing sources, including borrowings under our revolving credit facility and/or proceeds from the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. We expect to fund cash distributions to partners primarily with operating cash flows or borrowings under our credit facility. It is our belief that we will continue to have adequate liquidity and capital resources to fund our primary cash requirements.

As of March 31, 2015, we had a working capital balance of $147.5 million primarily due to the timing of accruals, which included accrued capital expenditures of $34.6 million and accrued interest payable of $28.0 million which was offset by a net asset balance of $211.7 million of current derivative instruments.

Capital Expenditures

For the three months ended March 31, 2015, our total capital expenditures, excluding acquisitions, were approximately $68.6 million, substantially all of which were related to drilling, recompletions and capital workovers.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of March 31, 2015, we had $573.0 million of outstanding borrowings and $4.8 million of outstanding letters of credit. On March 24, 2015, our borrowing base decreased from $1.44 billion to $1.3 billion in connection with its semi-annual redetermination. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of March 31, 2015, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2022 Senior Notes

As of March 31, 2015, there was approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.  In January 2015, we repurchased an aggregate principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes and recognized a gain of approximately $0.4 million.

For additional information regarding the 2022 Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2021 Senior Notes

As of March 31, 2015, there was $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of the our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

For additional information regarding the 2021 Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production. It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options.  In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2015, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of March 31, 2015.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2015 and 2014 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owner reflect the common control acquisition from Memorial Resource in February 2015. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$71,963	$54,805
Net cash used in investing activities	79,106	232,799
Net cash provided by financing activities	7,246	162,961

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $17.2 million although net income decreased by $129.8 million. Production increased 5.9 Bcfe (approximately 35%) while average realized sales price decreased $2.85 per Mcfe. Net cash provided by operating activities included a $67.2 million period-to-period increase in cash settlements received on expired commodity derivative instruments and a $0.5 million period-to-period decrease in changes in working capital. These period-to-period increases more than offset decreased revenues and increased operating costs as previously discussed under “—Results of Operations.”

Investing Activities. Net cash used in investing activities during 2015 was $79.1 million, of which $3.3 million was used to acquire oil and natural gas properties from third parties and $74.4 million was used for additions to oil and gas natural properties. Net cash used in investing activities during 2014 was $232.8 million, of which $173.0 million was used to acquire oil and natural gas properties from third parties and $59.0 million was used for additions to oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties.  Additions to restricted investments were $1.4 million during 2015 compared to $0.8 million during 2014.

Financing Activities. Distributions to partners during 2015 were $46.3 million compared to $33.8 million during 2014. The increase is due to an increase in the number of outstanding units between periods. We paid $78.0 million to Memorial Resource in connection with the Property Swap as previously discussed under “—Significant Recent Developments.”  Capital contributions received from the previous owners were $1.9 million and $1.0 million during 2015 and 2014, respectively.

The Partnership had net borrowings of $161.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap and to fund its drilling program. The Partnership had net borrowings of $196.0 million under its revolving credit facility during 2014 that were used primarily to fund its March 2014 Eagle Ford acquisition and to fund its drilling program.

We repurchased $28.4 million in common units during 2015, which represents a repurchase and retirement of 1,909,583 common units under the MEMP Repurchase Program.  We repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2014, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the three months ended March 31, 2015, there were no significant changes since those reported in our Recast Form 8-K.

Off–Balance Sheet Arrangements

As of March 31, 2015, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2014 Form 10-K.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for put options. In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2015, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2015.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2015
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$690,925	$640,500
2022 Senior Notes, fixed-rate due August 1, 2022	490,120	$437,351

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2015, after taking into effect netting arrangements, we had counterparty exposure of $328.4 million related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $272.6 million against amounts outstanding under our revolving credit facility at March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factor described below, security holders and potential investors in our securities should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and adversely affect our production.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. We routinely apply hydraulic fracturing techniques in our drilling and completion programs.

While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the Safe Drinking Water Act, or the SDWA, involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA is not the permitting authority for the SDWA’s Underground Injection Control Class II programs in Louisiana, Texas, Wyoming, New Mexico, or Colorado, where we or Memorial Resource maintain operational acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. On April 7, 2015, the EPA published in the Federal Register a proposed rule requiring federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities.  The proposed rule is undergoing a public comment period, which ends on June 8, 2015. Moreover, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration.  For example, in September 2013 and December 2014, the EPA published updates to the 2012 performance standards.  Specifically, on September 23, 2014, EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks.  On December 19, 2014, the EPA issued clarification on the manner in which gases and liquids should be handled during well completion operations, as well as changes to the requirements for storage vessels. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the federal Bureau of Land Management published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, development of appropriate plans for managing flowback water that returns to the surface, increased standards for interim storage of recovered waste fluids, and submission to the Bureau of Land Management of detailed information on the geology, depth and location of preexisting wells.  This rule will take effect on June 24, 2015, although it is the subject of several pending lawsuits recently filed by industry groups and at least three states, alleging that federal law does not give the Bureau of Land Management authority to regulate hydraulic fracturing.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. A draft report is expected to be released for public comment; however the report is still pending. The EPA’s study could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing.

Additionally, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Certain states, including Texas and Colorado, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, in October 2011, the Louisiana Department of Natural Resources adopted new rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective November 17, 2014. Furthermore, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

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

Our general partner’s 0.1% interest in us was represented by 86,797 general partner units at March 31, 2015. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

The following table summarizes our repurchase activity during the quarterly period ended March 31, 2015:

Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
(in thousands)
Repurchase Program (1)
January 1, 2015 - January 31, 2015	1,909,583	$14.88	1,909,583	$106,179
February 1, 2015 - February 28, 2015	—	$—	—	$—
March 1, 2015 - March 31, 2015	—	$—	—	$—

Restricted Unit Repurchases (2)
January 1, 2015 - January 31, 2015	476	$15.45	n/a	n/a
February 1, 2015 - February 28, 2015	—	$—	n/a	n/a
March 1, 2015 - March 31, 2015	—	$—	n/a	n/a

(1)

Represents common units repurchased under the MEMP Repurchase Program.  See Note 9 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

(2)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting.  See Note 9 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: May 8, 2015	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President and Chief Financial Officer of
Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description

2.1##	—

Purchase and Sale Agreement, dated as of March 25, 2014, between Alta Mesa Eagle, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 25, 2014).

2.2##	—

Purchase and Sale Agreement, dated as of May 2, 2014, among Merit Management Partners I, L.P., Merit Energy Partners III, L.P., Merit Pipeline Company, LLC, Merit Energy Company, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2014).

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

10.1*	—	Service Agreement, dated as of May 1, 2014, between Classic Hydrocarbons Operating, LLC and Classic Pipeline & Gathering, LLC.

10.2*	—	Water Disposal Agreement, dated as of May 1, 2014, between Classic Hydrocarbons Operating, LLC and Classic Pipeline & Gathering, LLC.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.