Form 10-Q
period 2015-06-30
Memorial Production Partners LP
filed 2015-08-05
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 82,943,504 common units and 86,797 general partner units outstanding.

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

ICE: Inter-Continental Exchange.

MBbl: One thousand Bbls.

MBoe: One thousand barrels of oil equivalent. One Boe is calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	June 30,	December 31,
	2015	2014*
ASSETS
Current assets:
Cash and cash equivalents	$163	$970
Accounts receivable:
Oil and natural gas sales	33,822	46,413
Joint interest owners and other (Note 2)	28,489	36,937
Affiliates	1,049	—
Short-term derivative instruments	172,644	208,585
Prepaid expenses and other current assets	14,890	14,201
Total current assets	251,057	307,106
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,472,853	3,329,338
Support equipment and facilities	203,074	198,088
Other	3,193	3,020
Accumulated depreciation, depletion and impairment	(1,413,864)	(1,060,114)
Property and equipment, net	2,265,256	2,470,332
Long-term derivative instruments	316,758	311,802
Restricted investments	80,096	77,361
Other long-term assets	21,266	23,159
Total assets	$2,934,433	$3,189,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,229	$23,609
Accounts payable - affiliates	618	6,409
Revenues payable	31,718	30,110
Accrued liabilities (Note 2)	103,030	90,974
Short-term derivative instruments	2,980	3,289
Total current liabilities	147,575	154,391
Long-term debt (Note 8)	1,823,650	1,595,413
Asset retirement obligations	118,965	112,702
Long-term derivative instruments	669	—
Deferred tax liabilities	2,359	30,940
Total liabilities	2,093,218	1,893,446
Commitments and contingencies (Note 13)
Equity:
Partners' equity (deficit):
Common units (83,520,557 units outstanding at June 30, 2015 and 80,421,992 units outstanding at December 31, 2014)	834,386	1,085,265
Subordinated units (no outstanding units at June 30, 2015 and 5,360,912 units outstanding at December 31, 2014)	—	(16,419)
General partner (86,797 units outstanding at June 30, 2015 and December 31, 2014)	1,045	1,251
Previous owners	—	220,657
Total partners' equity	835,431	1,290,754
Noncontrolling interests	5,784	5,560
Total equity	841,215	1,296,314
Total liabilities and equity	$2,934,433	$3,189,760

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014*	2015	2014*
Revenues:
Oil & natural gas sales	$97,221	$142,870	$189,170	$258,847
Pipeline tariff income and other	917	1,338	1,786	2,246
Total revenues	98,138	144,208	190,956	261,093

Costs and expenses:
Lease operating	44,888	27,528	85,366	57,648
Pipeline operating	500	676	946	1,165
Gathering, processing, and transportation	9,048	7,591	17,268	13,154
Exploration	32	204	122	210
Production and ad valorem taxes	6,058	7,418	12,713	13,429
Depreciation, depletion, and amortization	46,286	42,966	97,552	75,516
Impairment of proved oil and natural gas properties	—	—	251,347	—
General and administrative	14,377	11,372	28,888	22,112
Accretion of asset retirement obligations	1,686	1,400	3,320	2,791
(Gain) loss on commodity derivative instruments	61,403	138,346	(84,056)	185,112
Other, net	(943)	—	(943)	(12)
Total costs and expenses	183,335	237,501	412,523	371,125
Operating income (loss)	(85,197)	(93,293)	(221,567)	(110,032)
Other income (expense):
Interest expense, net	(27,910)	(18,037)	(56,728)	(34,115)
Other income (expense)	124	—	284	—
Total other income (expense)	(27,786)	(18,037)	(56,444)	(34,115)
Income (loss) before income taxes	(112,983)	(111,330)	(278,011)	(144,147)
Income tax benefit (expense)	(876)	(310)	1,494	(385)
Net income (loss)	(113,859)	(111,640)	(276,517)	(144,532)
Net income (loss) attributable to noncontrolling interest	65	(12)	224	43
Net income (loss) attributable to Memorial Production Partners LP	$(113,924)	$(111,628)	$(276,741)	$(144,575)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(113,924)	$(111,628)	$(276,741)	$(144,575)
Net (income) loss allocated to previous owners	—	(2,566)	2,268	(3,731)
Net (income) loss allocated to general partner	90	94	228	108
Net (income) loss allocated to NGP IDRs	(28)	(20)	(56)	(40)
Limited partners' interest in net income (loss)	$(113,862)	$(114,120)	$(274,301)	$(148,238)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(1.36)	$(1.86)	$(3.26)	$(2.42)
Weighted average limited partner units outstanding:
Basic and diluted	83,902	61,464	84,119	61,358

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2015	2014*
Cash flows from operating activities:
Net income (loss)	$(276,517)	$(144,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	97,552	75,516
Impairment of proved oil and natural gas properties	251,347	—
(Gain) loss on derivative instruments	(80,970)	186,203
Cash settlements (paid) received on expired derivative instruments	112,315	(16,518)
Cash settlements on terminated commodity derivatives	27,063	—
Premiums paid for commodity derivatives	(27,063)	—
Deferred income tax expense (benefit)	(1,637)	310
Amortization of deferred financing costs	3,116	1,701
Accretion of senior notes net discount	1,204	739
Accretion of asset retirement obligations	3,320	2,791
Amortization of equity awards	4,906	2,960
Settlement of asset retirement obligations	(780)	—
Changes in operating assets and liabilities:
Accounts receivable	9,668	(19,970)
Prepaid expenses and other assets	(849)	(73)
Payables and accrued liabilities	(11,056)	21,239
Other	99	1,949
Net cash provided by operating activities	111,718	112,315
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(6,095)	(173,000)
Acquisition post-closing adjustment receipts	9,570	—
Additions to oil and gas properties	(128,323)	(138,205)
Additions to other property and equipment	(83)	—
Deposits for property acquisitions	—	(70,125)
Additions to restricted investments	(2,735)	(2,121)
Net cash used in investing activities	(127,666)	(383,451)
Cash flows from financing activities:
Advances on revolving credit facilities	252,000	418,000
Payments on revolving credit facilities	(22,000)	(62,000)
Deferred financing costs	(235)	(590)
Repurchase of senior notes	(2,914)	—
Capital contributions from previous owners	1,912	1,975
Proceeds from general partner contributions	—	14
Distributions to partners	(92,628)	(67,524)
Distribution to Memorial Resource (see Note 1)	(78,396)	(33,880)
Restricted units returned to plan	(7)	—
Repurchases under unit repurchase program	(42,591)	—
Net cash provided by financing activities	15,141	255,995
Net change in cash and cash equivalents	(807)	(15,141)
Cash and cash equivalents, beginning of period	970	21,698
Cash and cash equivalents, end of period	$163	$6,557

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	Previous	NGP	Noncontrolling
	Common	Subordinated	Partner	Owners	IDRs	Interest	Total
Balance, December 31, 2014*	$1,085,265	$(16,419)	$1,251	$220,657	$—	$5,560	$1,296,314
Net income (loss)	(274,331)	30	(228)	(2,268)	56	224	(276,517)
Contributions	—	—	—	1,912	—	—	1,912
Distributions	(89,472)	(2,949)	(151)	—	(56)	—	(92,628)
Distribution attributable to net assets transferred (Note 1)	(78,318)	—	(78)	—	—	—	(78,396)
Net book value of net assets exchanged (Note 1)	250,791	—	251	(248,321)	—	—	2,721
Amortization of equity awards	4,906	—	—	—	—	—	4,906
Conversion of subordinated units to common units	(19,338)	19,338	—	—	—	—	—
Common units repurchased under repurchase program (Note 9)	(43,930)	—	—	—	—	—	(43,930)
Restricted units repurchased and other	(1,187)	—	—	—	—	—	(1,187)
Deferred tax liability retained by previous owner (Note 2)	—	—	—	28,020	—	—	28,020
Balance, June 30, 2015	$834,386	$—	$1,045	$—	$—	$5,784	$841,215

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming, New Mexico and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the audited supplemental consolidated and combined financial statements and notes thereto included in our Current Report on Form 8-K filed on April 21, 2015 (our “Recast Form 8-K”), which retrospectively revised certain of our financial and other information to give effect to the Property Swap.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our Recast Form 8-K.

Accounts Receivable – Joint Interest Owners and Other

Accounts receivable from joint interest owners and other consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Derivatives expired positions	$12,627	$13,754
July 2014 Wyoming Acquisition	—	9,569
Joint interest owners	10,309	12,714
Other	5,553	900
	$28,489	$36,937

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Accrued capital expenditures	$37,476	$36,042
Accrued interest payable	27,104	24,673
Accrued lease operating expense	21,397	15,594
Accrued ad valorem taxes	10,146	8,281
Accrued general and administrative expenses	1,538	1,276
Environmental liability	1,147	2,092
Other	4,222	3,016
	$103,030	$90,974

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

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$49,369	$31,298
Noncash investing and financing activities:
(Increase) decrease in capital expenditures in payables and accrued liabilities	(1,434)	(11,286)
(Increase) decrease in accounts receivable related to acquisitions	9,570	(4,465)
Repurchases under unit repurchase program	2,710	—
Restricted units returned to plan	1,281	932

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Wyoming Acquisition. On July 1, 2014, we consummated a transaction to acquire certain oil and natural gas liquids properties in Wyoming from a third party for an aggregate purchase price of approximately $906.1 million, including customary post-closing adjustments (the “Wyoming Acquisition”).

Acquisition-related Costs.  Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2015	2014	2015	2014
$297	$1,093	$1,596	$2,987

Pro forma Information. In March and July 2014, we closed two third-party acquisitions, as discussed above.  The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2014 as though these third-party acquisitions had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2014	2014
	(In thousands, except per unit amounts)
Revenues	$188,009	$361,558
Net income (loss)	(86,319)	(106,303)
Basic and diluted earnings per unit	(1.45)	(1.80)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2015 and December 31, 2014 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$546,433	$—	$546,433
Interest rate derivatives	—	—	—	—
Total assets	$—	$546,433	$—	$546,433

Liabilities:
Commodity derivatives	$—	$57,769	$—	$57,769
Interest rate derivatives	—	2,911	—	2,911
Total liabilities	$—	$60,680	$—	$60,680

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$564,913	$—	$564,913
Interest rate derivatives	—	1,305	—	1,305
Total assets	—	$566,218	—	$566,218

Liabilities:
Commodity derivatives	$—	$45,831	$—	$45,831
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$49,120	$—	$49,120

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

During the six months ended June 30, 2015, we recognized $251.3 million of impairments primarily related to certain properties located in East Texas, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of declining commodity prices.  The carrying value of these properties after the impairment was approximately $157.6 million.  We did not record any impairments during the three and six months ended June 30, 2014.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $286.1 million against amounts outstanding under our revolving credit facility at June 30, 2015, reducing our maximum credit exposure to approximately $199.7 million, of which approximately $78.1 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At June 30, 2015, we had the following open commodity positions:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,370,903	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.08	$4.14	$4.06	$4.18	$4.31

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	3,690,000	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.12)	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	272,531	279,813	301,600	312,000	160,000
Weighted-average fixed price	$91.34	$86.87	$84.70	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,000	95,000	30,000	—	—
Spread	$(7.06)	$(9.56)	$(2.35)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	210,200	213,100	43,300	—	—
Weighted-average fixed price	$42.35	$35.64	$37.55	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our basis swaps included in the table above are presented on a disaggregated basis below:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,030,000	3,003,333	1,800,000	1,200,000	900,000
Spread-Henry Hub	$(0.11)	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000	—
Spread-Henry Hub	$(0.08)	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	170,000	—	—	—
Spread-Henry Hub	$(0.25)	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	295,000	—	—
Spread-Henry Hub	$(0.09)	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,000	55,000	—	—	—
Spread - Brent	$(9.73)	$(13.35)	$—	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	30,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$(2.35)	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At June 30, 2015, we had the following interest rate swap open positions:

	Remaining
	2015	2016	2017	2018
Average Monthly Notional (in thousands)	$391,667	$400,000	$400,000	$100,000
Weighted-average fixed rate	1.123%	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2015 and December 31, 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$194,811	$225,882	$22,835	$17,297
Interest rate swaps	Short-term derivative instruments	—	—	2,312	3,289
Gross fair value		194,811	225,882	25,147	20,586
Netting arrangements	Short-term derivative instruments	(22,167)	(17,297)	(22,167)	(17,297)
Net recorded fair value	Short-term derivative instruments	$172,644	$208,585	$2,980	$3,289

Commodity contracts	Long-term derivative instruments	$351,622	$339,031	$34,934	$28,534
Interest rate swaps	Long-term derivative instruments	—	1,305	599	—
Gross fair value		351,622	340,336	35,533	28,534
Netting arrangements	Long-term derivative instruments	(34,864)	(28,534)	(34,864)	(28,534)
Net recorded fair value	Long-term derivative instruments	$316,758	$311,802	$669	$—

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the three and six months ended June 30, 2015 and 2014 (in thousands):

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2015	2014	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$61,403	$138,346	$(84,056)	$185,112
Interest rate derivatives	Interest expense, net	644	776	3,085	1,091

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2015 (in thousands):

Asset retirement obligations at beginning of period	$112,702
Liabilities added from acquisitions or drilling	3,214
Liabilities removed upon sale of wells	(62)
Liabilities settled	(780)
Accretion expense	3,320
Revision of estimates	571
Asset retirement obligations at end of period	$118,965

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of the restricted investment balance consisted of the following at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 13)	$72,452	$69,954
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	2,938	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$80,096	$77,361

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
MEMP:
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$642,000	$412,000
2021 Senior Notes, fixed-rate, due May 2021 (1)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2)	496,990	500,000
Unamortized discounts	(15,340)	(16,587)
Total long-term debt	$1,823,650	$1,595,413

(1)

The estimated fair value of our 2021 Senior Notes was $669.4 million and $563.5 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

(2)

The estimated fair value of our 2022 Senior Notes was $454.8 million and $380.0 million at June 30, 2015 and December 31, 2014, respectively.  The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

June 30,
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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OLLC revolving credit facility	2.08%	2.09%	2.01%	1.98%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$4,972	$6,468
2021 Senior Notes (2)	12,251	13,308
2022 Senior Notes (2)	7,582	7,958
Total	$24,805	$27,734

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method, which generally approximates the effective interest method.

Letters of Credit

At June 30, 2015, we had $4.8 million of letters of credit outstanding, all related to operations at our Wyoming properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2014:

			General
	Common	Subordinated	Partner
Balance, December 31, 2014	80,421,992	5,360,912	86,797
Restricted common units issued	795,077	—	—
Restricted common units forfeited	(19,739)	—	—
Restricted common units repurchased (1)	(86,073)	—	—
Common units repurchased under repurchase program	(2,951,612)	—	—
Subordinated units converted to common units	5,360,912	(5,360,912)	—
Balance, June 30, 2015	83,520,557	—	86,797

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $1.3 million for the six months ended June 30, 2015. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the six months ended June 30, 2015.

On February 13, 2015, all of the 5,360,912 outstanding subordinated units owned by MRD Holdco were converted into common units. The subordinated units converted on a one-for-one basis into common units upon the payment of MEMP's fourth quarter 2014 distribution.  MRD Holdco sold all of the common units during the three months ended June 30, 2015 and no longer owns any of our outstanding common units.

2015 Repurchases of Common Units

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”). Under the MEMP Repurchase Program, units may be repurchased and retired from time to time at our discretion on the open market. The MEMP Repurchase Program does not obligate us to repurchase any dollar amount or specific number of common units and may be discontinued at any time. During the six months ended June 30, 2015, we repurchased $43.9 million in common units, which represents a repurchase and retirement of 2,951,612 common units under the MEMP Repurchase Program.  At June 30, 2015, we have up to approximately $90.6 million of authorized repurchases remaining under the MEMP Repurchase Program.

Subsequent Event. We repurchased an additional $8.9 million of our common units, representing 596,309 common units under the MEMP Repurchase Program from the balance sheet date through July 31, 2015.  At July 31, 2015, we have up to approximately $81.7 million of authorized repurchases remaining under the MEMP Repurchase Program.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
2nd Quarter 2015	July 24, 2015	August 5, 2015	August 12, 2015	$0.5500	$45.7	$0.1
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3	$0.2
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3	$3.1
3rd Quarter 2014	October 23, 2014	November 5, 2014	November 12, 2014	$0.5500	$47.8	$3.1
2nd Quarter 2014	July 24, 2014	August 5, 2014	August 12, 2014	$0.5500	$39.5	$3.0
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0
4th Quarter 2013	January 24, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Memorial Production Partners LP	$(113,924)	$(111,628)	$(276,741)	$(144,575)
Less: Previous owners interest in net income (loss)	—	2,566	(2,268)	3,731
Less: General partner's 0.1% interest in net income (loss) (1)	(117)	(114)	(285)	(148)
Less: IDRs attributable to corresponding period	54	40	110	80
Net income (loss) available to limited partners	$(113,861)	$(114,120)	$(274,298)	$(148,238)

Weighted average limited partner units outstanding:
Common units	83,902	56,103	82,845	55,997
Subordinated units	—	5,361	1,274	5,361
Total	83,902	61,464	84,119	61,358
Basic and diluted EPU	$(1.36)	$(1.86)	$(3.26)	$(2.42)

(1)	As a result of repurchases under the MEMP Repurchase Program, our general partner had an average 0.103% interest in us for the three and six months ended June 30, 2015.

Note 11. Equity-Based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (2)	795,077	$15.04
Forfeited	(19,739)	$19.48
Vested	(476,057)	$20.36
Restricted common units outstanding at June 30, 2015	1,392,801	$17.78

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in the six months ended June 30, 2015 was $12.0 million based on a grant date market price from $14.94 to $15.45 per unit.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2015	2014	2015	2014
$2,565	$1,665	$4,906	$2,960

The unrecognized compensation cost associated with restricted common unit awards was $23.2 million at June 30, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.23 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain affiliates of NGP at June 30, 2015 and December 31, 2014 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

Common Control Acquisitions

February 2015 Acquisition. On February 23, 2015, we consummated a common control transaction whereby Memorial Resource exchanged its East Texas and West Louisiana properties for all of our interest in the Terryville Field in North Louisiana and cash consideration of approximately $78.4 million, including estimated customary purchase price adjustments. The transaction had an effective date of January 1, 2015. The properties MEMP received are primarily located in the Joaquin Field in Shelby and Panola counties in East Texas. This acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisition as if the Partnership owned the assets for the period after common control commenced through the acquisition date.   The Partnership recorded the following net assets (in thousands):

Accounts receivable	$2,372
Other receivables	5,478
Prepaid expenses and other current assets	1,874
Property and equipment, net	263,210
Accounts payable	(3,586)
Accounts payable - affiliate	(1,290)
Revenues payable	(1,110)
Accrued liabilities	(11,347)
Asset retirement obligations	(4,559)
Net assets	$251,042

April 2014 Acquisition.  On April 1, 2014, we acquired certain oil and natural gas properties in East Texas from a subsidiary of MRD LLC, for approximately $33.3 million, including estimated customary post-closing adjustments.  The acquired properties primarily represented additional working interests in wells that were already owned by us and located in Polk and Tyler Counties in the Double A Field of East Texas as well as the Sunflower, Segno and Sugar Creek Fields.  This acquisition was accounted for as a transaction with an entity under common control whereby the acquisition was recorded at historical cost at the acquisition date.  The Partnership recorded the following net assets (in thousands):

Property and equipment, net	$37,838
Asset retirement obligations	(908)
Other current liabilities	(722)
Net assets	$36,208

Due to common control considerations, the difference between the purchase price and the total net assets was recorded as an equity contribution.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource provides management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2015	2014	2015	2014
$8,456	$5,411	$17,009	$10,259

Beta Management Agreement

Memorial Resource through its wholly-owned subsidiary Beta Operating Company, LLC provides management and administrative oversight related to our offshore Southern California oil and gas properties in exchange for an annual management fee. Memorial Resource will receive approximately $0.4 million from us annually.

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

At June 30, 2015 and December 31, 2014, we had $1.1 million and $2.1 million of environmental reserves recorded on our balance sheets, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), our wholly-owned subsidiary, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities.  The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of June 30, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$140,003
Less: Outside working interest owners share	(67,551)
$72,452

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2016	$76,590
December 31, 2016	$78,660

As of June 30, 2015, the maximum remaining obligation net to REO’s interest was approximately $6.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

Borrowing Base Redetermination

In March 2015, in connection with the semi-annual borrowing base redetermination by lenders under the Partnership’s revolving credit facility, the borrowing base under the revolving credit facility decreased from $1.44 billion to $1.3 billion. This reduction in the borrowing base was primarily the result of the deterioration of commodity prices in the oil and natural gas industry. The new borrowing base became effective on March 24, 2015.

2015 Acquisition

In February 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78.4 million in cash for Memorial Resource’s East Texas and West Louisiana oil and gas properties (the “Property Swap”).  Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors.

Conversion of Subordinated Units

In February 2015, the subordination period for the 5,360,912 subordinated units ended.  All of the subordinated units, which were owned by MRD Holdco, converted to common units on a one-to-one basis at the end of the subordination period. MRD Holdco sold all of the common units during the three months ended June 30, 2015 and no longer owns any of our outstanding common units.

MEMP Repurchase Program

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”).  In 2015, we repurchased $52.8 million in common units through July 31, 2015, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.

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

Calculation of Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$(113,859)	$(111,640)	$(276,517)	$(144,532)
Interest expense, net	27,910	18,037	56,728	34,115
Income tax expense (benefit)	876	310	(1,494)	385
DD&A	46,286	42,966	97,552	75,516
Impairment of proved oil and gas properties	—	—	251,347	—
Accretion of AROs	1,686	1,400	3,320	2,791
(Gains) losses on commodity derivative instruments	61,403	138,346	(84,056)	185,112
Cash settlements received (paid) on expired commodity derivative instruments	54,351	(7,906)	114,475	(15,875)
Acquisition related costs	297	1,093	1,596	2,987
Unit-based compensation expense	2,565	1,665	4,906	2,960
Exploration costs	32	204	122	210
Loss on settlement of AROs	1,328	—	1,328	—
Provision for environmental remediation	—	—	—	2,852
Adjusted EBITDA	$82,875	$84,475	$169,307	$146,521

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$39,755	$57,510	$111,718	$112,315
Changes in working capital	13,864	9,129	2,138	(3,145)
Interest expense, net	27,910	18,037	56,728	34,115
Gain (loss) on interest rate swaps	(644)	(776)	(3,085)	(1,091)
Cash settlements paid on interest rate derivative instruments	1,272	512	2,160	643
Amortization of deferred financing fees	(1,256)	(862)	(3,116)	(1,701)
Accretion of senior notes discount	(605)	(372)	(1,204)	(739)
Acquisition related expenses	297	1,093	1,596	2,987
Income tax expense (benefit) - current portion	142	—	142	75
Exploration costs	32	204	122	210
Plugging and abandonment cost	2,108	—	2,108	—
Provision for environmental remediation	—	—	—	2,852
Adjusted EBITDA	$82,875	$84,475	$169,307	$146,521

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

Results of Operations

The results of operations for the three and six months ended June 30, 2015 and 2014 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect the Memorial Resource assets that we acquired in February 2015. The results of operations for the three and six months ended June 30, 2014 have been recast for this acquisition, which closed in February 2015.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Oil & natural gas sales	$97,221	$142,870	$189,170	$258,847
Pipeline tariff income and other	917	1,338	1,786	2,246
Total revenues	98,138	144,208	190,956	261,093

Costs and expenses:
Lease operating	44,888	27,528	85,366	57,648
Pipeline operating	500	676	946	1,165
Gathering, processing and transportation	9,048	7,591	17,268	13,154
Exploration	32	204	122	210
Production and ad valorem taxes	6,058	7,418	12,713	13,429
Depreciation, depletion and amortization	46,286	42,966	97,552	75,516
Impairment of proved oil and natural gas properties	—	—	251,347	—
General and administrative	14,377	11,372	28,888	22,112
Accretion of asset retirement obligations	1,686	1,400	3,320	2,791
(Gain) loss on commodity derivative instruments	61,403	138,346	(84,056)	185,112
Other, net	(943)	—	(943)	(12)
Total costs and expenses	183,335	237,501	412,523	371,125
Operating income (loss)	(85,197)	(93,293)	(221,567)	(110,032)
Other income (expense):
Interest expense, net	(27,910)	(18,037)	(56,728)	(34,115)
Other income (expense)	124	—	284	—
Total other income (expense)	(27,786)	(18,037)	(56,444)	(34,115)
Income before income taxes	(112,983)	(111,330)	(278,011)	(144,147)
Income tax benefit (expense)	(876)	(310)	1,494	(385)
Net income (loss)	(113,859)	(111,640)	(276,517)	(144,532)
Net income (loss) attributable to noncontrolling interest	65	(12)	224	43
Net income (loss) attributable to Memorial Production Partners LP	$(113,924)	$(111,628)	$(276,741)	$(144,575)

Oil and natural gas revenue:
Oil sales	$52,815	$62,373	$97,068	$105,119
NGL sales	11,213	19,515	23,336	36,794
Natural gas sales	33,193	60,982	68,766	116,934
Total oil and natural gas revenue	$97,221	$142,870	$189,170	$258,847

Production volumes:
Oil (MBbls)	1,014	632	2,035	1,095
NGLs (MBbls)	692	617	1,391	1,109
Natural gas (MMcf)	12,322	12,968	24,703	24,052
Total (MMcfe)	22,548	20,457	45,246	37,272
Average net production (MMcfe/d)	247.8	224.8	250.0	205.9

Average sales price:
Oil (per Bbl)	$52.09	$98.76	$47.70	$96.02
NGL (per Bbl)	16.20	31.65	16.78	33.19
Natural gas (per Mcf)	2.69	4.70	2.78	4.86
Total (Mcfe)	$4.31	$6.98	$4.18	$6.94

Average unit costs per Mcfe:
Lease operating expense	$1.99	$1.35	$1.89	$1.55
Gathering, processing and transportation	$0.40	$0.37	$0.38	$0.35
Production and ad valorem taxes	$0.27	$0.36	$0.28	$0.36
General and administrative expenses	$0.64	$0.56	$0.64	$0.59
Depletion, depreciation and amortization	$2.05	$2.10	$2.16	$2.03

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

A net loss of $113.9 million was recorded during the three months ended June 30, 2015, primarily due to significant losses on commodity derivative instruments, compared to a net loss of $111.6 million recorded during the three months ended June 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $97.2 million, a decrease of $45.7 million compared with 2014. Production increased 2.1 Bcfe (approximately 10%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $2.67 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 27% of total volumes for 2015 compared to approximately 19% of total volumes for 2014.  The favorable volume variance and an unfavorable pricing variance contributed to an approximate $14.6 million increase and $60.3 million decrease in revenues, respectively.

•

Lease operating expenses were $44.9 million and $27.5 million during 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were $1.99 for the three months ended June 30, 2015 compared to $1.35 for the three months ended June 30, 2014.  The increase was primarily due to the acquisition of oil properties with higher lifting costs and true-up of accruals.

•

Gathering, processing and transportation expenses were $9.0 million and $7.6 million during 2015 and 2014, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.40 for the three months ended June 30, 2015 compared to $0.37 for the three months ended June 30, 2014.

•

Production and ad valorem taxes during the three months ended June 30, 2015 totaled $6.1 million, a decrease of $1.4 million compared with 2014 primarily due to lower realized commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.27 for 2015 compared to $0.36 for 2014 due to reduced production and ad valorem taxes as a result of lower realized commodity prices in East Texas, South Texas and the Permian, offset by higher production tax rates on a per Mcfe basis for production from our July 2014 Wyoming acquisition.

•

DD&A expense during 2015 was $46.3 million compared to $43.0 million during 2014, a $3.3 million increase primarily due to an increase in production volumes related to third party acquisitions and our drilling program. Increased production volumes caused DD&A expense to increase by an approximate $4.4 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $1.1 million.

•

General and administrative expenses during 2015 were $14.4 million and included $2.6 million of non-cash unit-based compensation expense and $0.3 million of acquisition-related costs. General and administrative expenses during 2014 totaled $11.4 million and included approximately $1.7 million of non-cash unit-based compensation expense and approximately $1.1 million of acquisition-related costs.  The $3.0 million period-to-period increase was primarily due to the acquisition of properties in the third quarter of 2014.

•

Net losses on commodity derivative instruments of $61.4 million were recognized during 2015, consisting of $54.4 million of cash settlement receipts offset by a $115.8 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $138.3 million were recognized during 2014, consisting of $7.9 million of cash settlement payments and a $130.4 million decrease in the fair value of open positions.

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

•

Net interest expense is comprised of interest on our credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $27.9 million during the three months ended June 30, 2015, including losses on interest rate swaps of approximately $0.6 million, amortization of deferred financing fees of approximately $1.3 million, and accretion of net discount associated with our senior notes of $0.6 million. Interest expense, net totaled $18.0 million during 2014, including losses on interest rate swaps of approximately $0.8 million, amortization of deferred financing fees of approximately $0.9 million and accretion of net discounts associated with our senior notes of $0.4 million. The $9.9 million increase in interest expense is primarily due to the increase in outstanding borrowings under our revolving credit facility and a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $627.0 million during the three months ended 2015 compared to $431.7 million during 2014. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during 2015 as compared to an average of $700.0 million aggregate principal amount of our senior notes issued and outstanding during 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

A net loss of $276.5 million was recorded during the six months ended June 30, 2015, primarily due to impairment charges which were partially offset by significant gains on commodity derivative instruments, compared to a net loss of $144.5 million recorded during the six months ended June 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $189.2 million, a decrease of $69.6 million compared with 2014. Production increased 8.0 Bcfe (approximately 21%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $2.76 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 27% of total volumes for the six months ended June 30, 2015 compared to approximately 18% of total volumes for the six months ended June 30, 2014.  The favorable volume variance and an unfavorable pricing variance contributed to an approximate $55.3 million increase and $124.9 million decrease in revenues, respectively.

•

Lease operating expenses were $85.4 million and $57.6 million during 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were $1.89 for 2015 compared to $1.55 for 2014.  The increase was primarily due to acquisition of oil properties with higher lifting costs.

•

Gathering, processing and transportation expenses were $17.3 million and $13.2 million during 2015 and 2014, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.38 for the six months ended June 30, 2015 compared to $0.35 for June 30, 2014.

•

Production and ad valorem taxes during the six months ended June 30, 2015 totaled $12.7 million, a decrease of $0.7 million compared with the six months ended June 30, 2014 primarily due to a decrease in commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.28 for 2015 compared to $0.36 for 2014 due to lower realized commodity prices in East Texas, South Texas and the Permian, partially offset by higher production tax rates on a per Mcfe basis for production from our July 2014 Wyoming acquisition.

•

DD&A expense during 2015 was $97.6 million compared to $75.5 million during 2014, a $22.1 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and our drilling program. Increased production volumes caused DD&A expense to increase by an approximate $16.2 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $5.9 million.

•

We recognized $251.3 million of impairments during the six months ended June 30, 2015 primarily related to certain properties in East Texas, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.  We did not record any impairments during 2014.

•

General and administrative expenses during 2015 were $28.9 million and included $4.9 million of non-cash unit-based compensation expense and $1.6 million of acquisition-related costs. General and administrative expenses during 2014 totaled $22.1 million and included approximately $3.0 million of non-cash unit-based compensation expense and approximately $3.0 million of acquisition-related costs. Increased salaries and employee headcount also contributed to increased general and administrative expenses during the period.  The $6.8 million period-to-period increase was primarily due to the acquisition of properties in the third quarter of 2014.

•

Net gains on commodity derivative instruments of $84.1 million were recognized during the six months ended June 30, 2015, consisting of $114.4 million of cash settlement receipts on expired positions and $27.1 million in cash settlements received on terminated derivatives.  These gains were offset by a $57.4 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $185.1 million were recognized during the six months ended June 30, 2014, consisting of $15.9 million of cash settlement payments and a $169.2 million decrease in the fair value of open positions.

•

Net interest expense is comprised of interest on our credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $56.7 million during the six months ended June 30, 2015, including losses on interest rate swaps of approximately $3.1 million, amortization of deferred financing fees of approximately $3.1 million, and accretion of net discount associated with our senior notes of $1.2 million. Interest expense, net totaled $34.1 million during 2014, including losses on interest rate swaps of approximately $1.1 million, amortization of deferred financing fees of approximately $1.7 million and accretion of net discounts associated with our senior notes of $0.7 million. The $22.6 million increase in interest expense is primarily due to the increase in outstanding borrowings under our revolving credit facility and a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $567.9 million during 2015 compared to $291.0 million during 2014. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during the six months ended June 30, 2015 as compared to an average of $700.0 million aggregate principal amount of our senior notes issued and outstanding during the six months ended June 30, 2014.

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

As of June 30, 2015, we had approximately $653.2 million of available borrowing capacity under our revolving credit facility, which is net of $4.8 million in letters of credit. We had $0.2 million of cash and cash equivalents as of June 30, 2015. On March 24, 2015, our borrowing base decreased from $1.44 billion to $1.3 billion in connection with its semi-annual redetermination.  Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners.  We have also filed a shelf registration statement with the SEC which will allow us to issue from time to time up to $250 million in aggregate of our common units potentially through an “at the market” equity program in the future at prices and terms to be determined by market conditions and other factors.

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

As of June 30, 2015, we had a working capital balance of $103.5 million primarily due to a net asset balance of $169.7 million of current derivative instruments partially offset by the timing of accruals, which included accrued capital expenditures of $37.5 million and accrued interest payable of $27.1 million.

Capital Expenditures

For the six months ended June 30, 2015, our total capital expenditures, including unproved additions, were approximately $131.1 million, substantially all of which were related to drilling, recompletions and capital workovers.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of June 30, 2015, we had $642.0 million of outstanding borrowings and $4.8 million of outstanding letters of credit.  The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of June 30, 2015, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2022 Senior Notes

As of June 30, 2015, there was approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.  In January 2015, we repurchased an aggregate principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes and recognized a gain of approximately $0.4 million.

For additional information regarding the 2022 Senior Notes, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2021 Senior Notes

As of June 30, 2015, there was $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of the our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2015, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of June 30, 2015.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2015 and 2014 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owner reflect the common control acquisition from Memorial Resource in February 2015. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$111,718	$112,315
Net cash used in investing activities	127,666	383,451
Net cash provided by financing activities	15,141	255,995

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities decreased by $0.6 million and net income decreased by $132.0 million. Production increased 8.0 Bcfe (approximately 21%) while average realized sales price decreased $2.76 per Mcfe. Net cash provided by operating activities included a $128.8 million period-to-period increase in cash settlements received on expired commodity derivative instruments partially offset by a $5.3 million period-to-period decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities. These period-to-period increases partially offset decreased revenues and increased operating costs as previously discussed under “—Results of Operations.”

Investing Activities. Net cash used in investing activities during 2015 was $127.7 million, of which $6.1 million was used to acquire oil and natural gas properties from a third party and $128.3 million was used for additions to oil and natural gas properties. Net cash used in investing activities during 2014 was $383.5 million, of which $173.0 million was used to acquire oil and natural gas properties from a third party and $138.2 million was used for additions to oil and natural gas properties. In May 2014, we paid a deposit of $70.1 million related to the Wyoming Acquisition.  We received a post-closing settlement receipt of $9.6 million related to the Wyoming Acquisition during 2015.  Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties.  Additions to restricted investments were $2.7 million during the six months ended June 30, 2015 compared to $2.1 million during the six months ended June 30, 2014.

Financing Activities. Distributions to partners during 2015 were $92.6 million compared to $67.5 million during 2014. The increase is due to an increase in the number of outstanding units between periods. We paid $78.4 million to Memorial Resource in connection with the Property Swap as previously discussed under “—Recent Developments.”  We paid Memorial Resource $33.9 million related to the acquisition of certain assets in East Texas during 2014.  Capital contributions received from the previous owners were $1.9 million and $2.0 million during 2015 and 2014, respectively.

The Partnership had net borrowings of $230.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap and to fund its drilling program. The Partnership had net borrowings of $356.0 million under its revolving credit facility during 2014 that were used primarily to fund its March 2014 Eagle Ford acquisition, the deposit for the Wyoming Acquisition and its drilling program.

We repurchased $42.6 million in common units during 2015, which represents a repurchase and retirement of 2,862,782 common units under the MEMP Repurchase Program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014).  In addition, we accrued repurchases of $2.7 million, representing 182,630 common units at June 30, 2015.  We repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2014, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the six months ended June 30, 2015, there were no significant changes since those reported in our Recast Form 8-K.

Off–Balance Sheet Arrangements

As of June 30, 2015, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2015, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at June 30, 2015.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	June 30, 2015
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$691,296	$669,375
2022 Senior Notes, fixed-rate due August 1, 2022	490,354	$454,746

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2015, after taking into effect netting arrangements, we had counterparty exposure of $199.7 million related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $286.1 million against amounts outstanding under our revolving credit facility at June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 filed with the SEC on May 8, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s 0.1% interest in us was represented by 86,797 general partner units at June 30, 2015. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

The following table summarizes our repurchase activity during the quarterly period ended June 30, 2015:

				Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
				(in thousands)
Repurchase Program (1)
April 1, 2015 - April 30, 2015	—	$—	2,809,495	$106,072
May 1, 2015 - May 31, 2015	612,961	$14.86	3,422,456	$96,966
June 1, 2015 - June 30, 2015	429,068	$14.93	3,851,524	$90,562

Restricted Unit Repurchases (2)
April 1, 2015 - April 30, 2015	—	$—	n/a	n/a
May 1, 2015 - May 31, 2015	85,087	$14.94	n/a	n/a
June 1, 2015 - June 30, 2015	510	$15.15	n/a	n/a

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

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: August 5, 2015	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President and Chief Financial Officer of
Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description

2.1##	—

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