Form 10-Q
period 2015-09-30
Memorial Production Partners LP
filed 2015-11-04
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 82,935,577 common units and 86,797 general partner units outstanding.

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

•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.;
•	“MRD Holdco” refers to MRD Holdco LLC, which together with a group, controls Memorial Resource; and
•	“NGP” refers to Natural Gas Partners. The Funds, which are three of the private equity funds managed by NGP, collectively control MRD Holdco.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

These types of statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	our ability to generate sufficient cash to pay the minimum quarterly distribution or any other amount on our common units;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas and in estimating reserves;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	risks related to our level of indebtedness, including our ability to satisfy our debt obligations;

•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of legislation and governmental regulations, including those related to climate change, hydraulic fracturing and our status as a partnership for federal income tax purposes;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
•	actions of third-party co-owners of interests in properties in which we also own an interest; and
•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	September 30,	December 31,
	2015	2014*
ASSETS
Current assets:
Cash and cash equivalents	$531	$970
Accounts receivable:
Oil and natural gas sales	22,361	46,413
Joint interest owners and other	32,808	36,937
Short-term derivative instruments	231,340	208,585
Prepaid expenses and other current assets	14,258	14,201
Total current assets	301,298	307,106
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,527,073	3,329,338
Support equipment and facilities	206,327	198,088
Other	2,984	3,020
Accumulated depreciation, depletion and impairment	(1,829,034)	(1,060,114)
Property and equipment, net	1,907,350	2,470,332
Long-term derivative instruments	439,070	311,802
Restricted investments	81,254	77,361
Other long-term assets	20,404	23,159
Total assets	$2,749,376	$3,189,760

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,347	$23,609
Accounts payable - affiliates	5,006	6,409
Revenues payable	32,700	30,110
Accrued liabilities (Note 2)	90,600	90,974
Short-term derivative instruments	3,515	3,289
Total current liabilities	147,168	154,391
Long-term debt (Note 8)	1,878,264	1,595,413
Asset retirement obligations	120,744	112,702
Long-term derivative instruments	3,183	—
Deferred tax liabilities	2,389	30,940
Total liabilities	2,151,748	1,893,446
Commitments and contingencies (Note 13)
Equity:
Partners' equity (deficit):
Common units (82,930,486 units outstanding at September 30, 2015 and 80,421,992 units outstanding at December 31, 2014)	590,944	1,085,265
Subordinated units (no outstanding units at September 30, 2015 and 5,360,912 units outstanding at December 31, 2014)	—	(16,419)
General partner (86,797 units outstanding at September 30, 2015 and December 31, 2014)	796	1,251
Previous owners	—	220,657
Total partners' equity	591,740	1,290,754
Noncontrolling interests	5,888	5,560
Total equity	597,628	1,296,314
Total liabilities and equity	$2,749,376	$3,189,760

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*
Revenues:
Oil & natural gas sales	$87,519	164,935	$276,689	$423,782
Pipeline tariff income and other	564	1,326	2,350	3,572
Total revenues	88,083	166,261	279,039	427,354

Costs and expenses:
Lease operating	45,416	41,878	130,782	99,526
Pipeline operating	461	431	1,407	1,596
Gathering, processing, and transportation	8,134	7,862	25,402	21,016
Exploration	2,141	42	2,263	252
Production and ad valorem taxes	6,896	11,053	19,609	24,482
Depreciation, depletion, and amortization	53,305	53,649	150,857	129,165
Impairment of proved oil and natural gas properties	361,836	67,181	613,183	67,181
General and administrative	13,910	12,069	42,798	34,181
Accretion of asset retirement obligations	1,716	1,421	5,036	4,212
(Gain) loss on commodity derivative instruments	(244,888)	(156,402)	(328,944)	28,710
Other, net	—	—	(943)	(12)
Total costs and expenses	248,927	39,184	661,450	410,309
Operating income (loss)	(160,844)	127,077	(382,411)	17,045
Other income (expense):
Interest expense, net	(31,255)	(26,458)	(87,983)	(60,573)
Other income (expense)	11	—	295	—
Total other income (expense)	(31,244)	(26,458)	(87,688)	(60,573)
Income (loss) before income taxes	(192,088)	100,619	(470,099)	(43,528)
Income tax benefit (expense)	107	688	1,601	303
Net income (loss)	(191,981)	101,307	(468,498)	(43,225)
Net income (loss) attributable to noncontrolling interest	104	150	328	193
Net income (loss) attributable to Memorial Production Partners LP	$(192,085)	$101,157	$(468,826)	$(43,418)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(192,085)	$101,157	$(468,826)	$(43,418)
Net (income) loss allocated to previous owners	—	1,919	2,268	(1,812)
Net (income) loss allocated to general partner	174	(127)	402	(19)
Net (income) loss allocated to NGP IDRs	(27)	(24)	(83)	(64)
Limited partners' interest in net income (loss)	$(191,938)	$102,925	$(466,239)	$(45,313)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(2.31)	$1.39	$(5.57)	$(0.69)
Weighted average limited partner units outstanding:
Basic and diluted	82,973	73,815	83,732	65,556

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2015	2014*
Cash flows from operating activities:
Net income (loss)	$(468,498)	$(43,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	150,857	129,165
Impairment of proved oil and natural gas properties	613,183	67,181
(Gain) loss on derivative instruments	(322,316)	29,570
Cash settlements (paid) received on expired derivative instruments	175,703	(16,206)
Cash settlements on terminated commodity derivatives	27,063	—
Premiums paid for commodity derivatives	(27,063)	—
Deferred income tax expense (benefit)	(1,789)	(378)
Amortization of deferred financing costs	4,375	2,935
Accretion of senior notes net discount	1,818	1,308
Accretion of asset retirement obligations	5,036	4,212
Amortization of equity awards	7,899	5,387
Settlement of asset retirement obligations	(780)	—
Exploration costs	2,078	—
Changes in operating assets and liabilities:
Accounts receivable	17,629	(31,094)
Prepaid expenses and other assets	(162)	(642)
Payables and accrued liabilities	323	59,874
Other	216	1,859
Net cash provided by operating activities	185,572	209,946
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(6,095)	(1,083,167)
Acquisition post-closing adjustment receipts	9,570	—
Additions to oil and gas properties	(196,055)	(217,634)
Additions to other property and equipment	—	(14)
Additions to restricted investments	(3,893)	(2,883)
Net cash used in investing activities	(196,473)	(1,303,698)
Cash flows from financing activities:
Advances on revolving credit facilities	345,000	1,325,000
Payments on revolving credit facilities	(61,000)	(1,127,000)
Proceeds from senior notes	—	492,425
Deferred financing costs	(319)	(11,409)
Repurchase of senior notes	(2,914)	—
Capital contributions from previous owners	1,912	2,817
Proceeds from general partner contributions	—	570
Proceeds from the issuance of common units	—	553,288
Costs incurred in conjunction with issuance of common units	—	(12,222)
Distributions to partners	(138,349)	(107,070)
Distribution to Memorial Resource (see Note 1)	(78,396)	(33,880)
Restricted units returned to plan	(1,288)	—
Repurchases under unit repurchase program	(54,184)	—
Distributions made by previous owners	—	(9,887)
Net cash provided by financing activities	10,462	1,072,632
Net change in cash and cash equivalents	(439)	(21,120)
Cash and cash equivalents, beginning of period	970	21,698
Cash and cash equivalents, end of period	$531	$578

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	Previous	NGP	Noncontrolling
	Common	Subordinated	Partner	Owners	IDRs	Interest	Total
Balance, December 31, 2014*	$1,085,265	$(16,419)	$1,251	$220,657	$—	$5,560	$1,296,314
Net income (loss)	(466,269)	30	(402)	(2,268)	83	328	(468,498)
Contributions	—	—	—	1,912	—	—	1,912
Distributions	(135,091)	(2,949)	(226)	—	(83)	—	(138,349)
Distribution attributable to net assets transferred (Note 1)	(78,318)	—	(78)	—	—	—	(78,396)
Net book value of net assets exchanged (Note 1)	250,791	—	251	(248,321)	—	—	2,721
Amortization of equity awards	7,899	—	—	—	—	—	7,899
Conversion of subordinated units to common units	(19,338)	19,338	—	—	—	—	—
Common units repurchased under repurchase program (Note 9)	(52,813)	—	—	—	—	—	(52,813)
Restricted units repurchased and other	(1,182)	—	—	—	—	—	(1,182)
Deferred tax liability retained by previous owner (Note 2)	—	—	—	28,020	—	—	28,020
Balance, September 30, 2015	$590,944	$—	$796	$—	$—	$5,888	$597,628

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

Unless the context requires otherwise, references to: (i) “our general partner” or “MEMP GP” refer to Memorial Production Partners GP LLC, our general partner; (ii) “Memorial Resource” refer collectively to Memorial Resource Development Corp. and its subsidiaries other than the Partnership; (iii) “MRD LLC” refer to Memorial Resource Development LLC, which is the predecessor of Memorial Resource; (iv) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.; (v) “OLLC” refer to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties; (vi) “Finance Corp.” refer to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto; (vii) “MRD Holdco” refer to MRD Holdco LLC, which together with a group, controls Memorial Resource; and  (viii) “NGP” refer to Natural Gas Partners.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated and combined financial statements and the notes thereto should be read in conjunction with the audited supplemental consolidated and combined financial statements and notes thereto included in our Current Report on Form 8-K filed on April 21, 2015 (our “Recast Form 8-K”), which retrospectively revised certain of our financial and other information to give effect to the Property Swap.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our Recast Form 8-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Accrued capital expenditures	$29,105	$36,042
Accrued interest payable	27,983	24,673
Accrued lease operating expense	17,600	15,594
Accrued ad valorem taxes	12,996	8,281
Accrued general and administrative expenses	1,348	1,276
Environmental liability	588	2,092
Other	980	3,016
	$90,600	$90,974

Income Tax

In connection with MRD’s initial public offering in June 2014, an increase in equity was recorded by the previous owners related to a deferred tax liability established in connection with Memorial Resource’s initial public offering and restructuring transactions as it represented a transaction among shareholders.  Subsequent to Memorial Resource’s initial public offering in June 2014, income tax related to the Property Swap was calculated on a separate return basis through February 2015.  The deferred tax liability of approximately $28.0 million associated with the previous owners was retained by them in connection with the closing of the Property Swap transaction and reflected in the equity statement.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$75,378	$31,978
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(6,937)	23,329
(Increase) decrease in accounts receivable related to acquisitions	9,570	(4,004)
Restricted units returned to plan	3	932

New Accounting Pronouncements

Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  Disclosure of the effect on earnings of any amounts an acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date is required.  The disclosure is required for each affected income statement line item and may be presented separately on the face of the income statement or in the notes to the financial statements.  The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Partnership does not expect the impact of adopting this guidance to be material to the Partnership’s financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In August 2015, the FASB issued an accounting standards update that formally delayed the effective date of its new revenue recognition standard. The new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is now permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Partnership beginning on January 1, 2018. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

Presentation of Debt Issuance Cost.  In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Partnership does not expect the impact of adopting this guidance to be material to the Partnership’s financial statements and related disclosures.

In August 2015, the FASB issued an accounting standards update that incorporates SEC guidance clarifying that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  In April 2015, the FASB issued an accounting standards update that specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.  The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Since the Partnership has historically allocated the earnings (losses) of transferred businesses that occurred in periods before the date of the dropdown transaction entirely to affiliates of the general partner (i.e., the previous owners) and did not adjust previously reported earnings per unit of the limited partners, the Partnership does not expect the impact of adopting this guidance will be material to the Partnership’s financial statements and related disclosures.

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

Acquisition-related Costs.  Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2015	2014	2015	2014
$16	$925	$1,612	$3,912

Pro forma Information. In March and July 2014, we closed two third-party acquisitions, as discussed above.  The following unaudited pro forma combined results of operations are provided for the nine months ended September 30, 2014 as though these third-party acquisitions had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Nine Months Ended
September 30,
2014
(In thousands, except per unit amounts)
Revenues	$527,819
Net income (loss)	(4,996)
Basic and diluted earnings per unit	(0.11)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2015 and December 31, 2014 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$744,761	$—	$744,761
Interest rate derivatives	—	—	—	—
Total assets	$—	$744,761	$—	$744,761

Liabilities:
Commodity derivatives	$—	$75,689	$—	$75,689
Interest rate derivatives	—	5,360	—	5,360
Total liabilities	$—	$81,049	$—	$81,049

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$564,913	$—	$564,913
Interest rate derivatives	—	1,305	—	1,305
Total assets	—	$566,218	—	$566,218

Liabilities:
Commodity derivatives	$—	$45,831	$—	$45,831
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$49,120	$—	$49,120

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

•

During the three and nine months ended September 30, 2015, we recognized $361.8 million and $613.2 million, respectively, of impairments related to certain properties located in East Texas, South Texas, the Permian, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices.  As a result of the impairments, the carrying value of these properties was reduced to approximately $407.7 million.  We recorded approximately $67.2 million of impairments during the three and nine months ended September 30, 2014 primarily related to certain properties located in South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $320.3 million against amounts outstanding under our revolving credit facility at September 30, 2015, reducing our maximum credit exposure to approximately $345.9 million, of which approximately $115.3 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

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

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At September 30, 2015, we had the following open commodity positions:

	Remaining
	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,359,237	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.08	$4.14	$4.06	$4.18	$4.31

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	3,690,000	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.12)	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	272,531	279,813	301,600	312,000	160,000
Weighted-average fixed price	$91.34	$86.87	$84.70	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,000	95,000	30,000	—	—
Spread	$(7.06)	$(9.56)	$(2.35)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	209,200	213,100	43,300	—	—
Weighted-average fixed price	$42.38	$35.64	$37.55	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

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

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At September 30, 2015, we had the following interest rate swap open positions:

	Remaining
	2015	2016	2017	2018
Average Monthly Notional (in thousands)	$400,000	$400,000	$400,000	$100,000
Weighted-average fixed rate	0.943%	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2015 and December 31, 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$269,724	$225,882	$39,670	$17,297
Interest rate swaps	Short-term derivative instruments	—	—	2,229	3,289
Gross fair value		269,724	225,882	41,899	20,586
Netting arrangements	Short-term derivative instruments	(38,384)	(17,297)	(38,384)	(17,297)
Net recorded fair value	Short-term derivative instruments	$231,340	$208,585	$3,515	$3,289

Commodity contracts	Long-term derivative instruments	$475,037	$339,031	$36,019	$28,534
Interest rate swaps	Long-term derivative instruments	—	1,305	3,131	—
Gross fair value		475,037	340,336	39,150	28,534
Netting arrangements	Long-term derivative instruments	(35,967)	(28,534)	(35,967)	(28,534)
Net recorded fair value	Long-term derivative instruments	$439,070	$311,802	$3,183	$—

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2015	2014	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(244,888)	$(156,402)	$(328,944)	$28,710
Interest rate derivatives	Interest expense, net	3,543	(231)	6,628	860

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2015 (in thousands):

Asset retirement obligations at beginning of period	$112,702
Liabilities added from acquisitions or drilling	3,275
Liabilities removed upon sale of wells	(62)
Liabilities settled	(780)
Accretion expense	5,036
Revision of estimates	573
Asset retirement obligations at end of period	$120,744

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties.

The components of the restricted investment balance consisted of the following at the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 13)	$73,488	$69,954
BOEM lease bonds	794	794

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	3,060	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$81,254	$77,361

Note 8. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
MEMP:
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$696,000	$412,000
2021 Senior Notes, fixed-rate, due May 2021 (1) (3)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2) (3)	496,990	500,000
Unamortized discounts	(14,726)	(16,587)
Total long-term debt	$1,878,264	$1,595,413

(1)	The estimated fair value of our 2021 Senior Notes was $469.0 million and $563.5 million at September 30, 2015 and December 31, 2014, respectively.
(2)	The estimated fair value of our 2022 Senior Notes was $303.2 million and $380.0 million at September 30, 2015 and December 31, 2014, respectively.
(3)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

September 30,
2015
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$1,300,000

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Subsequent Event. Effective November 4, 2015 the borrowing base under our revolving credit facility was reduced to approximately $1.18 billion in connection with the semi-annual borrowing base redetermination by the lenders.

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OLLC revolving credit facility	2.14%	2.16%	2.06%	2.08%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	September 30,	December 31,
	2015	2014
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$4,534	$6,468
2021 Senior Notes (2)	11,722	13,308
2022 Senior Notes (2)	7,375	7,958
Total	$23,631	$27,734

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method, which generally approximates the effective interest method.

Letters of Credit

At September 30, 2015, we had $2.1 million of letters of credit outstanding, all related to operations at our Wyoming properties.

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

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2014:

			General
	Common	Subordinated	Partner
Balance, December 31, 2014	80,421,992	5,360,912	86,797
Restricted common units issued	815,607	—	—
Restricted common units forfeited	(32,876)	—	—
Restricted common units repurchased (1)	(87,228)	—	—
Common units repurchased under repurchase program	(3,547,921)	—	—
Subordinated units converted to common units	5,360,912	(5,360,912)	—
Balance, September 30, 2015	82,930,486	—	86,797

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $1.3 million for the nine months ended September 30, 2015. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the nine months ended September 30, 2015.

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

2015 Repurchases of Common Units

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”). Under the MEMP Repurchase Program, units may be repurchased and retired from time to time at our discretion on the open market. The MEMP Repurchase Program does not obligate us to repurchase any dollar amount or specific number of common units and may be discontinued at any time. During the nine months ended September 30, 2015, we repurchased $52.8 million in common units, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.  At September 30, 2015, we have up to approximately $81.7 million of authorized repurchases remaining under the MEMP Repurchase Program.

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

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
3rd Quarter 2015	October 26, 2015	November 5, 2015	November 12, 2015	$0.3000	$24.9	$ < 0.1
2nd Quarter 2015	July 24, 2015	August 5, 2015	August 12, 2015	$0.5500	$45.7	$0.1
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3	$0.2
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3	$3.1
3rd Quarter 2014	October 23, 2014	November 5, 2014	November 12, 2014	$0.5500	$47.8	$3.1
2nd Quarter 2014	July 24, 2014	August 5, 2014	August 12, 2014	$0.5500	$39.5	$3.0
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Memorial Production Partners LP	$(192,085)	$101,157	$(468,826)	$(43,418)
Less: Previous owners interest in net income (loss)	—	(1,919)	(2,268)	1,812
Less: General partner's 0.1% interest in net income (loss) (1)	(198)	103	(483)	(45)
Less: IDRs attributable to corresponding period	—	56	112	144
Net income (loss) available to limited partners	$(191,887)	$102,917	$(466,187)	$(45,329)

Weighted average limited partner units outstanding:
Common units	82,973	68,454	82,888	60,195
Subordinated units	—	5,361	844	5,361
Total	82,973	73,815	83,732	65,556
Basic and diluted EPU	$(2.31)	$1.39	$(5.57)	$(0.69)

(1)

As a result of repurchases under the MEMP Repurchase Program, our general partner had an approximate average 0.105% and 0.104% interest in us for the three and nine months ended September 30, 2015, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11. Equity-Based Awards

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (2)	815,607	$15.04
Forfeited	(32,876)	$19.61
Vested	(483,627)	$20.37
Restricted common units outstanding at September 30, 2015	1,392,624	$17.70

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)

The aggregate grant date fair value of restricted common unit awards issued in the nine months ended September 30, 2015 was $12.3 million based on a grant date market price from $14.70 to $15.45 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2015	2014	2015	2014
$2,993	$2,427	$7,899	$5,387

The unrecognized compensation cost associated with restricted common unit awards was $20.0 million at September 30, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.03 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

Note 12. Related Party Transactions

Amounts due to (due from) Memorial Resource and certain affiliates of NGP at September 30, 2015 and December 31, 2014 are presented as “Accounts receivable – affiliates” and “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three and nine months ended September 30, 2015, we paid less than $0.1 million and $0.3 million, respectively to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

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

Omnibus Agreement

Memorial Resource provides management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2015	2014	2015	2014
$8,439	$6,528	$25,448	$16,787

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Classic Agreements

In November 2011, Classic Hydrocarbons Operating, LLC, a subsidiary of Memorial Resource (“Classic Operating”), and Classic Pipeline & Gathering, LLC (“Classic Pipeline”), a subsidiary of MRD Holdco, entered into a gas gathering agreement.  Pursuant to the gas gathering agreement, Classic Operating dedicated to Classic Pipeline all of the natural gas produced (up to 50,000 MMBtus per day) on the properties operated by Classic Operating within certain counties in Texas through 2020, subject to one-year extensions at either party’s election. In May 2014, Classic Operating and Classic Pipeline amended the gas gathering agreement with respect to Classic Operating’s remaining assets located in Panola and Shelby Counties, Texas. Under the amended gas gathering agreement, Classic Operating agreed to pay a fee of (i) $0.30 per MMBtu, subject to an annual 3.5% inflationary escalation, based on volumes of natural gas delivered and processed and (ii) $0.07 per MMBtu per stage of compression plus its allocated share of compressor fuel. The amended gas gathering agreement has a term until December 31, 2023, subject to one-year extensions at either party’s election.

In May 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement has a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline. Effective July 1, 2015, the fee was reduced to $0.40 per barrel. In February 2015, in connection with and as part of the Property Swap, Classic Hydrocarbons Holdings, L.P. sold all of the equity interests owned by it in Classic Operating as well as Craton Energy GP III, LLC (“Craton GP”) and Craton Energy Holdings III, LP (“Craton LP”), two subsidiaries of Memorial Resource, to OLLC, and Classic Operating, Craton GP and Craton LP were merged into OLLC.  OLLC is therefore the successor to Classic Operating under the amended gas gathering agreement and water disposal agreement.

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

At September 30, 2015 and December 31, 2014, we had $0.6 million and $2.1 million of environmental reserves recorded on our balance sheets, respectively.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

In connection with its 2009 acquisition of the Beta properties, Rise Energy Operating, LLC (“REO”), our wholly-owned subsidiary, assumed an obligation with the BOEM for the decommissioning of the offshore production facilities.  The trust account is held by REO for the benefit of all working interest owners. The following is a summary of the gross held-to-maturity investments held in the trust account less the outside working interest owners share as of September 30, 2015 (in thousands):

Amortized
Investment	Cost
U.S. Bank Money Market Cash Equivalent	$142,005
Less: Outside working interest owners share	(68,517)
$73,488

The trust account must maintain minimum balances attributable to REO’s net working interest as follows (in thousands):

June 30, 2016	$76,590
December 31, 2016	$78,660

As of September 30, 2015, the maximum remaining obligation net to REO’s interest was approximately $5.2 million.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 14. Subsequent Events

MEMP Borrowing Base Redetermination

For additional information, see Note 8.

November 2015 Beta Acquisition

On November 3, 2015, we completed an acquisition of the remaining interests in our oil and gas properties offshore Southern California (the “Beta properties”) from a third party for approximately $101.0 million, subject to customary post-closing adjustments.

We first acquired our interests in the Beta properties in December 2012.  The acquired interests primarily consist of the 48.25% remaining working interests in three Pacific Outer Continental Shelf blocks in the Beta Field, which includes 58 gross wells, that are located in federal waters approximately eleven miles offshore the Port of Long Beach, California.  The acquired interests also include the 48.25% remaining interest in associated facilities including (i) two combined production and drilling platforms (ii) one production processing platform, (iii) a 17.5 mile long 16-inch diameter oil pipeline and (iv) an onshore pump station, tankage and metering facility.

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
•

We produced from 3,568 gross (2,087 net) producing wells across our properties, with an average working interest of 58% and the Partnership or Memorial Resource is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2014 was 251 MMcfe/d, implying a reserve-to-production ratio of approximately 18 years.

Reserves Sensitivity

Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.91 per MMBtu. For the nine months ended September 30, 2015, the West Texas Intermediate posted price ranged from a high of $61.43 per Bbl on June 10, 2015 to a low of $38.24 per Bbl on August 24, 2015 and the Henry Hub spot market price ranged from a high of $3.233 per MMBtu on January 15, 2015 to a low of $2.490 per MMBtu on April 27, 2015. NGL prices have also suffered significant recent declines. The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We are unable to predict future commodity prices with any greater precision than the futures market. To quantify the effect of changes in the current pricing environment on the quantities of our year-end 2014 reported proved reserves, we re-ran our December 31, 2014 reserve report using September 30, 2015 NYMEX forward strip pricing. If we had used NYMEX forward strip pricing as of September 30, 2015 to determine our proved reserves as of December 31, 2014, our estimated proved reserves as of December 31, 2014 would have been 1,481 Bcfe, which is approximately 12% less than the 1,683 Bcfe reported as of December 31, 2014 in our Recast Form 8-K for the year ended December 31, 2014. This calculation strictly isolates the potential impact of commodity prices on our estimated proved reserves. Other than the price adjustment, we did not re-engineer our estimated proved reserves to account for cost reductions or any other factors impacting the estimation of proved reserves. For example, this estimate does not give effect to any production or drilling or completion activity that has occurred since December 31, 2014. This estimate was prepared by our internal reserve engineers and has not been audited or reviewed by our independent reserve engineers.

Recent Developments

November 2015 Beta Acquisition

On November 3, 2015, we completed an acquisition of the remaining interests in our oil and gas properties offshore Southern California (the “Beta properties”) from a third party for approximately $101.0 million, subject to customary post-closing adjustments.

We first acquired our interests in the Beta properties in December 2012.  The acquired interests primarily consist of the 48.25% remaining working interests in three Pacific Outer Continental Shelf blocks in the Beta Field, which includes 58 gross wells, that are located in federal waters approximately eleven miles offshore the Port of Long Beach, California.  The acquired interests also include the 48.25% remaining interest in associated facilities including (i) two combined production and drilling platforms (ii) one production processing platform, (iii) a 17.5 mile long 16-inch diameter oil pipeline and (iv) an onshore pump station, tankage and metering facility.

Semi-Annual Borrowing Base Redeterminations

In November 2015, in connection with the semi-annual borrowing base redetermination by lenders under the Partnership’s revolving credit facility, the borrowing base under the revolving credit facility decreased from $1.30 billion to approximately $1.18 billion. The new borrowing base became effective on November 4, 2015. In March 2015, the borrowing base under our revolving credit facility decreased from $1.44 billion to $1.3 billion. The borrowing base reductions were primarily the result of the deterioration of commodity prices in the oil and natural gas industry.

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

MEMP Repurchase Program

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”).  In 2015, we repurchased $52.8 million in common units through October 31, 2015, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.

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

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flows from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including gains or losses on interest rate derivative contracts;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition related costs;
•	Amortization of investment premium; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on expired commodity derivative instruments;

•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Calculation of Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$(191,981)	$101,307	$(468,498)	$(43,225)
Interest expense, net	31,255	26,458	87,983	60,573
Income tax expense (benefit)	(107)	(688)	(1,601)	(303)
DD&A	53,305	53,649	150,857	129,165
Impairment of proved oil and gas properties	361,836	67,181	613,183	67,181
Accretion of AROs	1,716	1,421	5,036	4,212
(Gains) losses on commodity derivative instruments	(244,888)	(156,402)	(328,944)	28,710
Cash settlements received (paid) on expired commodity derivative instruments	64,480	876	178,955	(14,999)
Acquisition related costs	16	925	1,612	3,912
Unit-based compensation expense	2,993	2,427	7,899	5,387
Exploration costs	2,141	42	2,263	252
Loss on settlement of AROs	—	—	1,328	—
Provision for environmental remediation	—	—	—	2,852
Adjusted EBITDA	$80,766	$97,196	$250,073	$243,717

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$73,854	$97,631	$185,572	$209,946
Changes in working capital	(20,144)	(26,852)	(18,006)	(29,997)
Interest expense, net	31,255	26,458	87,983	60,573
Gain (loss) on interest rate swaps	(3,543)	231	(6,628)	(860)
Cash settlements paid on interest rate derivative instruments	1,092	564	3,252	1,207
Amortization of deferred financing fees	(1,259)	(1,234)	(4,375)	(2,935)
Accretion of senior notes discount	(614)	(569)	(1,818)	(1,308)
Acquisition related expenses	16	925	1,612	3,912
Income tax expense (benefit) - current portion	46	—	188	75
Exploration costs	63	42	185	252
Plugging and abandonment cost	—	—	2,108	—
Provision for environmental remediation	—	—	—	2,852
Adjusted EBITDA	$80,766	$97,196	$250,073	$243,717

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2015 and 2014 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect the Memorial Resource assets that we acquired in February 2015. The results of operations for the three and nine months ended September 30, 2014 have been recast for this acquisition, which closed in February 2015.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Oil & natural gas sales	$87,519	$164,935	$276,689	$423,782
Pipeline tariff income and other	564	1,326	2,350	3,572
Total revenues	88,083	166,261	279,039	427,354

Costs and expenses:
Lease operating	45,416	41,878	130,782	99,526
Pipeline operating	461	431	1,407	1,596
Gathering, processing and transportation	8,134	7,862	25,402	21,016
Exploration	2,141	42	2,263	252
Production and ad valorem taxes	6,896	11,053	19,609	24,482
Depreciation, depletion and amortization	53,305	53,649	150,857	129,165
Impairment of proved oil and natural gas properties	361,836	67,181	613,183	67,181
General and administrative	13,910	12,069	42,798	34,181
Accretion of asset retirement obligations	1,716	1,421	5,036	4,212
(Gain) loss on commodity derivative instruments	(244,888)	(156,402)	(328,944)	28,710
Other, net	—	—	(943)	(12)
Total costs and expenses	248,927	39,184	661,450	410,309
Operating income (loss)	(160,844)	127,077	(382,411)	17,045
Other income (expense):
Interest expense, net	(31,255)	(26,458)	(87,983)	(60,573)
Other income (expense)	11	—	295	—
Total other income (expense)	(31,244)	(26,458)	(87,688)	(60,573)
Income before income taxes	(192,088)	100,619	(470,099)	(43,528)
Income tax benefit (expense)	107	688	1,601	303
Net income (loss)	(191,981)	101,307	(468,498)	(43,225)
Net income (loss) attributable to noncontrolling interest	104	150	328	193
Net income (loss) attributable to Memorial Production Partners LP	$(192,085)	$101,157	$(468,826)	$(43,418)

Oil and natural gas revenue:
Oil sales	$40,516	$90,281	$137,584	$195,398
NGL sales	10,089	24,891	33,425	61,684
Natural gas sales	36,914	49,763	105,680	166,700
Total oil and natural gas revenue	$87,519	$164,935	$276,689	$423,782

Production volumes:
Oil (MBbls)	967	996	3,002	2,090
NGLs (MBbls)	729	670	2,120	1,779
Natural gas (MMcf)	13,204	12,177	37,907	36,229
Total (MMcfe)	23,394	22,172	68,640	59,444
Average net production (MMcfe/d)	254.3	241.0	251.4	217.7

Average sales price:
Oil (per Bbl)	$41.90	$90.64	$45.83	$93.47
NGL (per Bbl)	13.84	37.15	15.77	34.68
Natural gas (per Mcf)	2.80	4.09	2.79	4.60
Total (Mcfe)	$3.74	$7.44	$4.03	$7.13

Average unit costs per Mcfe:
Lease operating expense	$1.94	$1.89	$1.91	$1.67
Gathering, processing and transportation	$0.35	$0.35	$0.37	$0.35
Production and ad valorem taxes	$0.29	$0.50	$0.29	$0.41
General and administrative expenses	$0.59	$0.54	$0.62	$0.58
Depletion, depreciation and amortization	$2.28	$2.42	$2.20	$2.17

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

A net loss of $192.0 million was recorded during the three months ended September 30, 2015, primarily due to significant losses related to impairments offset by gains on commodity derivative instruments, compared to net income of $101.3 million recorded during the three months ended September 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $87.5 million, a decrease of $77.4 million compared with 2014. Production increased 1.2 Bcfe (approximately 6%), primarily from increased drilling activities. The average realized sales price decreased $3.70 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 25% of total volumes for 2015 compared to approximately 27% of total volumes for 2014.  The favorable volume variance and an unfavorable pricing variance contributed to an approximate $9.1 million increase and $86.5 million decrease in revenues, respectively.

•

Lease operating expenses were $45.4 million and $41.9 million during 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were $1.94 during 2015, which was generally consistent with the $1.89 for 2014.

•

Gathering, processing and transportation expenses were $8.1 million and $7.9 million during 2015 and 2014, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.35 for both 2015 and 2014.

•

Production and ad valorem taxes during 2015 totaled $6.9 million, a decrease of $4.2 million compared with 2014 primarily due to lower realized commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.29 for 2015 compared to $0.50 for 2014 as a result of lower realized commodity prices.

•

DD&A expense during 2015 was $53.3 million compared to $53.6 million during 2014, a $0.3 million decrease. Increased production volumes caused DD&A expense to increase by approximately $3.0 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $3.3 million.

•

We recognized $361.8 million of impairments during 2015 related to certain properties in East Texas, South Texas, and the Permian.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices.  We recognized $67.2 million of impairments during 2014 primarily related to certain properties in South Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs.

•

General and administrative expenses during 2015 were $13.9 million and included $3.0 million of unit-based compensation expense.  General and administrative expenses during 2014 totaled $12.1 million and included approximately $2.4 million of unit-based compensation expense and approximately $0.9 million of acquisition-related costs.  The $1.8 million period-to-period increase was primarily due to increased head count.

•

Net gains on commodity derivative instruments of $244.9 million were recognized during 2015, consisting of $64.5 million of cash settlement receipts and a $180.4 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $156.4 million were recognized during 2014, consisting of $0.9 million of cash settlement receipts and a $155.5 million increase in the fair value of open positions.

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

•

Net interest expense is comprised of interest on our revolving credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $31.3 million during 2015, including losses on interest rate swaps of approximately $3.5 million, amortization of deferred financing fees of approximately $1.3 million, and accretion of net discount associated with our senior notes of $0.6 million. Interest expense, net totaled $26.5 million during 2014, including gains on interest rate swaps of approximately $0.2 million, amortization of deferred financing fees of approximately $1.2 million and accretion of net discounts associated with our senior notes of $0.6 million. The $4.8 million increase in interest expense is primarily due to losses on interest rate swaps, an increase in outstanding borrowings under our revolving credit facility and a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $684.2 million during 2015 compared to $679.2 million during 2014. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during 2015 as compared to an average of $1.1 billion aggregate principal amount of our senior notes issued and outstanding during 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

A net loss of $468.5 million was recorded during the nine months ended September 30, 2015, primarily due to impairment charges partially offset by significant gains on commodity derivative instruments, compared to a net loss of $43.2 million recorded during the nine months ended September 30, 2014.

•

Oil, natural gas and NGL revenues for 2015 totaled $276.7 million, a decrease of $147.1 million compared with 2014. Production increased 9.2 Bcfe (approximately 15%), primarily from increased drilling activities and increased volumes from third party acquisitions. The average realized sales price decreased $3.10 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 26% of total volumes for 2015 compared to approximately 21% of total volumes for 2014.  The favorable volume variance and an unfavorable pricing variance contributed to an approximate $65.6 million increase and $212.7 million decrease in revenues, respectively.

•

Lease operating expenses were $130.8 million and $99.5 million during 2015 and 2014, respectively. On a per Mcfe basis, lease operating expenses were $1.91 for 2015 compared to $1.67 for 2014.  The increase was primarily due to acquisitions of oil properties with higher lifting costs.

•

Gathering, processing and transportation expenses were $25.4 million and $21.0 million during 2015 and 2014, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.37 for 2015 compared to $0.35 for 2014.

•

Production and ad valorem taxes during 2015 totaled $19.6 million, a decrease of $4.9 million compared with 2014 primarily due to a decrease in commodity prices. On a per Mcfe basis, production and ad valorem taxes decreased to $0.29 for 2015 compared to $0.41 for 2014 due to lower realized commodity prices in East Texas, South Texas and the Permian, partially offset by higher production tax rates on a per Mcfe basis for production from our July 2014 Wyoming acquisition.

•

DD&A expense during 2015 was $150.9 million compared to $129.2 million during 2014, a $21.7 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and our drilling program. Increased production volumes caused DD&A expense to increase by approximately $20.0 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $1.7 million.

•

We recognized $613.2 million of impairments during the 2015 related to certain properties in East Texas, South Texas, the Permian, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices.  We recognized $67.2 million of impairments during 2014 primarily related to certain properties in South Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs.

•

General and administrative expenses during 2015 were $42.8 million and included $7.9 million of unit-based compensation expense and $1.6 million of acquisition-related costs. General and administrative expenses during 2014 totaled $34.2 million and included approximately $5.4 million of unit-based compensation expense and approximately $3.9 million of acquisition-related costs. The $8.6 million period-to-period increase was primarily due increased salaries and employee headcount.

•

Net gains on commodity derivative instruments of $328.9 million were recognized during 2015, consisting of $179.0 million of cash settlement receipts on expired positions and $27.1 million in cash settlements received on terminated derivatives.  These gains also included a $122.8 million increase in the fair value of open positions. Net losses on commodity derivative instruments of $28.7 million were recognized during 2014, consisting of $15.0 million of cash settlement payments and a $13.7 million decrease in the fair value of open positions.

•

Interest expense, net totaled $88.0 million during the nine months ended September 30, 2015, including losses on interest rate swaps of approximately $6.6 million, amortization of deferred financing fees of approximately $4.4 million, and accretion of net discount associated with our senior notes of $1.8 million. Interest expense, net totaled $60.6 million during 2014, including losses on interest rate swaps of approximately $0.9 million, amortization of deferred financing fees of approximately $2.9 million and accretion of net discounts associated with our senior notes of $1.3 million. The $27.4 million increase in interest expense is primarily due to the increase in outstanding borrowings under our revolving credit facility and a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014.

Average outstanding borrowings under our revolving credit facility were $607.1 million during 2015 compared to $421.9 million during 2014. We had an average of $1.20 billion aggregate principal amount of our senior notes issued and outstanding during 2015 as compared to an average of $839.2 million aggregate principal amount of our senior notes issued and outstanding during 2014.

Liquidity and Capital Resources

Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for oil, natural gas, and NGLs, and our ongoing efforts to manage production volumes, operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. The continuation of low prices for oil, natural gas or NGLs could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

As of September 30, 2015, we had approximately $601.9 million of available borrowing capacity under our revolving credit facility, which is net of $2.1 million in letters of credit. We had $0.5 million of cash and cash equivalents as of September 30, 2015. On November 4, 2015, our borrowing base decreased from $1.30 billion to approximately $1.18 billion in connection with its semi-annual redetermination and reduced our available borrowing capacity by $125.0 million.  Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our revolving credit facility. We may also have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners.  We have also filed a shelf registration statement with the SEC which will allow us to issue from time to time up to $250 million in aggregate of our common units potentially through an “at the market” equity program in the future at prices and terms to be determined by market conditions and other factors.

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

As of September 30, 2015, we had a working capital balance of $154.1 million primarily due to a net asset balance of $227.8 million of current derivative instruments partially offset by the timing of accruals, which included accrued capital expenditures of $29.1 million and accrued interest payable of $28.0 million.

Capital Expenditures

For the nine months ended September 30, 2015, our total capital expenditures, including unproved additions, were approximately $189.7 million, which were primarily related to drilling, recompletions and capital workovers.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of September 30, 2015, we had $696.0 million of outstanding borrowings and $2.1 million of outstanding letters of credit.  The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of September 30, 2015, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility, see Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

2022 Senior Notes

As of September 30, 2015, there was approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by an indenture dated as of July 17, 2014.  In January 2015, we repurchased an aggregate principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes and recognized a gain of approximately $0.4 million.

2021 Senior Notes

As of September 30, 2015, there was $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of the our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by an indenture dated as of April 17, 2013.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production. It has been our practice to enter into costless collars and fixed price swaps primarily with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for options.  In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2015, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for a summary of our derivative contracts as of September 30, 2015.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2015 and 2014 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owner reflect the common control acquisition from Memorial Resource in February 2015. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$185,572	$209,946
Net cash used in investing activities	196,473	1,303,698
Net cash provided by financing activities	10,462	1,072,632

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities decreased by $24.4 million and net income decreased by $425.3 million. Production increased 9.2 Bcfe (approximately 15%) while average realized sales price decreased $3.10 per Mcfe. Net cash provided by operating activities included a $194.0 million period-to-period increase in cash settlements received on expired commodity derivative instruments. The period-to-period increase in cash settlements received on expired commodity derivatives partially offset decreased revenues and increased operating costs as previously discussed under “—Results of Operations.”

Investing Activities. Net cash used in investing activities during 2015 was $196.5 million, of which $6.1 million was used to acquire oil and natural gas properties from a third party and $196.1 million was used for additions to oil and natural gas properties. Net cash used in investing activities during 2014 was $1.3 billion, of which $1.1 billion was used to acquire oil and natural gas properties from third parties and $217.6 million was used for additions to oil and natural gas properties. We received a post-closing settlement receipt of $9.6 million related to the July 2014 Wyoming acquisition during 2015.  Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties.  Additions to restricted investments were $3.9 million during 2015 compared to $2.9 million during 2014.

Financing Activities. Distributions to partners during 2015 were $138.3 million compared to $107.1 million during 2014. The increase is due to an increase in the number of outstanding units between periods. We paid $78.4 million to Memorial Resource in connection with the Property Swap as previously discussed under “—Recent Developments.”  We paid Memorial Resource $33.9 million related to the acquisition of certain assets in East Texas during 2014.  Capital contributions received from the previous owners were $1.9 million and $2.8 million during 2015 and 2014, respectively. Previous owners made distributions of $9.9 million during 2014.

For 2014, we issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million, offset by approximately $12.2 million of costs incurred in conjunction with the issuance of common units. The net proceeds from these issuances were primarily used to repay borrowings on our revolving credit facility. Proceeds of $492.4 million from the issuances of our 2022 Senior Notes during 2014 were used to repay portions of our borrowings outstanding under our revolving credit facility and other general partnership purposes.

The Partnership had net borrowings of $284.0 million under its revolving credit facility during 2015 that were primarily used to fund the Property Swap, common unit repurchases and to fund its drilling program. The Partnership had net borrowings of $198.0 million under its revolving credit facility during 2014 that were used primarily to fund its March 2014 Eagle Ford acquisition, the July 2014 Wyoming acquisition, and its drilling program.

We repurchased $54.2 million in common units during 2015, which represents a repurchase and retirement of 3,641,721 common units under the MEMP Repurchase Program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014). We repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Contractual Obligations

During the nine months ended September 30, 2015, there were no significant changes since those reported in our Recast Form 8-K.

Off–Balance Sheet Arrangements

As of September 30, 2015, we had no off–balance sheet arrangements.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for options. In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2015, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2015.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	September 30, 2015
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$691,676	$469,000
2022 Senior Notes, fixed-rate due August 1, 2022	490,589	303,164

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2015, after taking into effect netting arrangements, we had counterparty exposure of $345.9 million related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $320.3 million against amounts outstanding under our revolving credit facility at September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Except for the risk factors described below, there have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 filed with the SEC on May 8, 2015.

The standardized measure of our estimated proved reserves as of December 31, 2014 may be higher than the current market value of our estimated proved oil and natural gas reserves.

The present value of future net cash flows from our proved reserves as of December 31, 2014, or standardized measure, may not be the current market value of our estimated natural gas and oil reserves. In accordance with rules established by the SEC and the FASB, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Our estimated proved reserves as of December 31, 2014 and related standardized measure were calculated under SEC rules using twelve-month trailing average benchmark prices of $91.48 per barrel of oil (WTI) and $4.35 per MMBtu (Henry Hub spot). Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.91 per MMBtu. For the nine months ended September 30, 2015, the WTI posted price ranged from a high of $61.43 per Bbl on June 10, 2015 to a low of $38.24 per Bbl on August 24, 2015 and the Henry Hub spot market price ranged from a high of $3.233 per MMBtu on January 15, 2015 to a low of $2.490 per MMBtu on April 27, 2015.  On September 30, 2015, the prompt month NYMEX-WTI futures price for crude oil was $45.71 per Bbl and the prompt month NYMEX-Henry Hub futures price of natural gas was $2.524 per MMBtu. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements, which is required by the FASB, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. Using more recent prices in estimating our proved reserves, without giving effect to any acquisitions or development activities we have executed during 2015, would likely result in a reduction in proved reserve volumes, which would reduce the standardized measure of our proved reserves.

If commodity prices decline further and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

As discussed above, recently oil, natural gas and NGL prices have declined significantly. A further or extended decline in commodity prices could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would reduce our borrowing base and our ability to pay distributions to our unitholders or fund our operations.

Additionally, a further or extended decline in commodity prices may cause us to recognize additional impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We have incurred impairment charges recently, and we may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our revolving credit facility and could cause us to reduce the distributions we pay to our unitholders or to cease paying distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s approximate 0.1% interest in us was represented by 86,797 general partner units at September 30, 2015. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

The following table summarizes our repurchase activity during the quarterly period ended September 30, 2015:

				Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
				(in thousands)
Repurchase Program (1)
July 1, 2015 - July 31, 2015	596,309	$14.90	4,447,833	$81,679
August 1, 2015 - August 31, 2015	—	$—	4,447,833	$81,679
September 1, 2015 - September 30, 2015	—	$—	4,447,833	$81,679

Restricted Unit Repurchases (2)
July 1, 2015 - July 31, 2015	—	$—	n/a	n/a
August 1, 2015 - August 31, 2015	1,155	$7.69	n/a	n/a
September 1, 2015 - September 30, 2015	—	$—	n/a	n/a

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

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: November 4, 2015	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President and Chief Financial Officer of
Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description

2.1##	—

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

10.1*	—	Amendment to Water Disposal Agreement, dated effective as of July 1, 2015, between Memorial Production Operating LLC and Classic Pipeline & Gathering, LLC.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.