Form 10-K
period 2015-12-31
Memorial Production Partners LP
filed 2016-02-24
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35364

MEMORIAL PRODUCTION PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0726667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Dallas Street, Suite 1800, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 588-8300

Securities registered pursuant to Section 12(b) of the Act:

The NASDAQ Stock Market LLC
Common Units Representing Limited Partner Interests	(NASDAQ Global Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the common units held by non-affiliates was approximately $1.21 billion on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Market on such date. As of January 31, 2016, the registrant had 82,943,323 common units, and 86,797 general partner units outstanding.

Documents Incorporated By Reference: None.

i

MEMORIAL PRODUCTION PARTNERS LP

ii

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

•

“the previous owners” for accounting and financial reporting purposes refers collectively to: (a) certain oil and natural gas properties the Partnership acquired from MRD LLC in April and May 2012 (“Tanos/Classic Properties”) for periods after common control commenced through their respective acquisition dates, (b) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition, (c) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT from February 2, 2011 (inception) through the date of acquisition, (d) the Cinco Group, and (e) certain oil and gas properties primarily located in the Joaquin Field in Shelby and Panola counties in East Texas and in Louisiana acquired from Memorial Resource in February 2015 (“Property Swap”) for periods after common control commenced through the date of acquisition;

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

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references.  These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our ability to generate sufficient cash to pay the current quarterly distribution or any other amount on our common units;

•	risks related to our level of indebtedness, including our ability to satisfy our debt obligations;

•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;

•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;

•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;

•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;

•	our substantial future capital requirements, which may be subject to limited availability of financing;

•	the uncertainty inherent in the development and production of oil and natural gas;

•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;

•	potential difficulties in the marketing of oil and natural gas;

•	changes to the financial condition of counterparties;

•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;

•	competition in the oil and natural gas industry;

•	general political and economic conditions, globally and in the jurisdictions in which we operate;

•	the impact of legislation and governmental regulations, including those related to climate change, hydraulic fracturing and our status as a partnership for federal income tax purposes;

•	the risk that our hedging strategy may be ineffective or may reduce our income;

•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;

•	actions of third-party co-owners of interest in properties in which we also own an interest;

•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties; and

•	other risks and uncertainties described in “Item 1A. Risk Factors.”

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2015:

•	Our total estimated proved reserves were approximately 1,268 Bcfe, of which approximately 43% were oil and 63% were classified as proved developed reserves;
•

We produced from 3,357 gross (1,960 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 95% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2015 was 257.3 MMcfe/d, implying a reserve-to-production ratio of approximately 14 years.

2015 Developments

2015 Beta Acquisition

In November 2015, we purchased the noncontrolling interest in San Pedro Bay Pipeline Company (“SPBPC”) for approximately $6.0 million and completed an acquisition of the remaining interests in our oil and gas properties offshore Southern California (the “Beta properties”) from a third party for approximately $94.6 million (the “2015 Beta Acquisition”).

We first acquired our interests in the Beta properties in December 2012.  The 2015 Beta Acquisition consisted of the 48.25% remaining working interests in three Pacific Outer Continental Shelf blocks in the Beta Field that are located in federal waters approximately eleven miles offshore the Port of Long Beach, California and the 48.25% remaining interest in associated facilities including (i) two combined production and drilling platforms (ii) one production processing platform, (iii) a 17.5 mile long 16-inch diameter oil pipeline and (iv) an onshore pump station, tankage and metering facility.

Semi-Annual Borrowing Base Redetermination

In November 2015, in connection with the semi-annual borrowing base redetermination by lenders under the Partnership’s revolving credit facility, the borrowing base under the revolving credit facility decreased from $1.30 billion to approximately $1.175 billion. The new borrowing base became effective on November 4, 2015. The borrowing base reduction was primarily the result of the deterioration of commodity prices in the oil and natural gas industry. We anticipate the next redetermination will become effective in April 2016.

2015 Common Control Acquisition

In February 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78.4 million in cash for Memorial Resource’s East Texas and Louisiana oil and gas properties (the “Property Swap”).  Terms of the transaction were approved by our general partner’s board of directors and by its conflicts committee, which is comprised entirely of independent directors.

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

MEMP Repurchase Program

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”).  During 2015, we repurchased $52.8 million in common units, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.  The MEMP Repurchase Program expired in December 2015.

Properties

We engaged Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2015. The following table summarizes information, based on a reserve report prepared by our internal reserve engineers and audited by Ryder Scott (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2015 and our average net production for the three months ended December 31, 2015:

						Average Net		Average
	Estimated Net Proved Reserves					Production		Reserve-to-	Producing Wells
		% Oil	% Natural	% Proved	Standardized		% of	Production
Region	Bcfe (1)	and NGL	Gas	Developed	Measure (2)	MMcfe/d	Total	Ratio (3)	Gross	Net
					(in millions)			(Years)
East Texas/Louisiana	536	29%	71%	61%	$260	156.0	61%	9.4	1,537	905
Rockies	490	96%	4%	61%	174	43.8	17%	30.6	757	339
California	136	100%	0%	57%	68	19.5	7%	19.1	60	60
South Texas	88	34%	66%	88%	63	28.3	11%	8.5	718	418
Permian	18	99%	1%	92%	25	9.7	4%	5.1	285	238
Total	1,268	64%	36%	63%	$590	257.3	100%	13.5	3,357	1,960

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $46.79/Bbl for crude oil and $2.58/MMBtu for natural gas. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus, make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to commodity derivative contracts.

(3)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2015 by the annualized average net production for the three months ended December 31, 2015.

Hedging Strategies

We maintain a portfolio of commodity derivative contracts that covers our estimated production from total proved reserves over a three-to-six year period at any given point in time.  Historically, we have used crude oil, natural gas and NGL financial swaps, collar contracts and commodity basis financial swaps.  Our current hedging portfolio covers the following levels of our expected production through 2019:

	2016	2017	2018	2019
Percentage of expected production hedged	93%	76%	69%	53%

Business Strategies

Our primary business objective is to generate stable cash flows that will allow us to deliver sustainable quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions as market conditions dictate. To achieve our objective, we intend to execute the following business strategies:

•	Maintain a capital structure that provides financial flexibility to opportunistically finance our development and acquisition strategy.
•	Reduce exposure to commodity price risk and stabilize cash flows through a disciplined commodity hedging policy.

•	Exploit opportunities on our current properties and manage our operating costs and capital expenditures.
•	Maintain and grow a stable production profile through accretive acquisitions and lower-risk development.
•

Leverage our relationships with Memorial Resource, the Funds, and their respective affiliates (including NGP) to gain access to acquisitions of producing oil and natural gas properties that meet our acquisition criteria.

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

Our Relationship with Natural Gas Partners and the Funds

Founded in 1988, Natural Gas Partners is a family of private equity investment funds, with approximately $16.5 billion of cumulative equity commitments, organized to make investments in the natural resources sector. NGP is part of the investment platform of NGP Energy Capital Management, a premier investment franchise in the Natural Resources industry.

The Funds, which are three of the private equity funds managed by NGP, collectively control MRD Holdco, which together with a group controls Memorial Resource. The Funds collectively indirectly own 50% of our incentive distribution rights. The remaining 50% of our incentive distribution rights is owned by our general partner, which is owned by Memorial Resource.

The employees of NGP are experienced energy professionals with substantial expertise in investing in the oil and natural gas business. In connection with NGP’s business, these employees review a large number of potential acquisitions and are involved in decisions relating to the acquisition and disposition of oil and natural gas assets by the various portfolio companies in which NGP owns interests. We believe that our relationship with NGP, and its experience investing in oil and natural gas companies, provides us with a number of benefits, including increased exposure to acquisition opportunities and access to a significant group of transactional and financial professionals who have experience in assisting the companies in which it has invested to meet their financial and strategic growth objectives. We believe we benefit from the collective expertise of NGP’s employees and their extensive network of industry relationships, and accordingly, the access to potential acquisition opportunities that might not otherwise be available to us. Although we may have the opportunity to make acquisitions as a result of our relationship with NGP and the Funds, neither NGP nor the Funds has any legal obligation to offer to us (or inform us about) any acquisition opportunities, may decide not to offer any acquisition opportunities to us and is not restricted from competing with us, and we cannot say which, if any, of such potential acquisition opportunities we would choose to pursue.

Our Areas of Operation

East Texas/Louisiana

Approximately 42% of our estimated proved reserves as of December 31, 2015 and approximately 61% of our average daily net production for the three months ended December 31, 2015 were located in the East Texas/Louisiana region. Those properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs, and East Henderson fields in East Texas. Those properties collectively contained 535 Bcfe of estimated net proved reserves as of December 31, 2015 based on our reserve report and generated average net production of 156.0 MMcfe/d for the three months ended December 31, 2015. For information regarding the Property Swap, see “—2015 Developments—2015 Common Control Acquisition” contained herein.

Rockies

Approximately 39% of our estimated proved reserves as of December 31, 2015 and approximately 17% of our average daily net production for the three months ended December 31, 2015 were located in the Rockies region. Our Rockies properties are primarily located in Colorado and Wyoming. Key fields include the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Rockies properties contained 78.0 MMBbls and 21.7 Bcf of estimated net proved reserves of oil and NGLs combined and natural gas, respectively, as of December 31, 2015 based on our reserve report and generated average net production of 43.8 MMcfe/d for the three months ended December 31, 2015.

Based on our reserve report, the Lost Soldier field contains more than 15% of our total estimated reserves. The oil properties in this field were acquired in July 2014. The following table summarizes production volumes from this field from the date of acquisition through December 31, 2015:

	Year Ended December 31,
	2015	2014
Production Volumes:
Oil (MBbls)	1,044	514
NGLs (MBbls)	208	106
Total (MMcfe)	7,508	3,717
Average net production (MMcfe/d)	20.6	20.2

Offshore Southern California

Approximately 11% of our estimated proved reserves as of December 31, 2015 and approximately 7% of our average daily net production for the three months ended December 31, 2015 were located offshore Southern California. These properties, the Beta properties, consist of: all of the working interests and a 75.19% average net revenue interest in three Pacific Outer Continental Shelf blocks (P-0300, P-0301 and P-0306), referred to as the Beta unit, in the Beta Field located in federal waters approximately 11 miles offshore the Port of Long Beach, California. Our Beta properties contained 22.7 MMBbls of estimated net proved oil reserves as of December 31, 2015 based on our reserve report. Subsequent to the 2015 Beta Acquisition, the Beta properties collectively generated average net production of 3,864 Bbls/d of oil from the time of acquisition through December 31, 2015.

The Beta properties also include two wellbore production platforms, referred to as the Ellen and Eureka platforms, with permanent drilling equipment systems, one production handling and processing platform, referred to as the Elly platform, the San Pedro Bay Pipeline Company, which owns and operates a 16-inch diameter oil pipeline that extends approximately 17.5 miles from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California, and an onshore tankage and metering facility.

South Texas

Approximately 7% of our estimated proved reserves as of December 31, 2015 and approximately 11% of our average daily net production for the three months ended December 31, 2015 were located in the South Texas region. Our South Texas properties include wells and properties in numerous fields located primarily in the Eagle Ford, Eagleville, NE Thompsonville, Laredo and East Seven Sisters fields. Our South Texas properties contained 88 Bcfe of estimated net proved reserves as of December 31, 2015 based on our reserve report. Those properties collectively generated average net production of 28.3 MMcfe/d for the three months ended December 31, 2015.

Permian Basin

Approximately 1% of our estimated proved reserves as of December 31, 2015 and approximately 4% of our average daily net production for the three months ended December 31, 2015 were located in the Permian Basin region of West Texas. Our Permian Basin properties include wells primarily in the Anita, Bronte, Dimmitt, Elkhorn, Hendrick and Kingdom Abo fields. Our Permian Basin properties contained 3.0 MMBbls and 0.2 Bcf of estimated net proved reserves of oil and natural gas, respectively, as of December 31, 2015 based on our reserve report and generated average net production of 9.7 MMcfe/d for the three months ended December 31, 2015.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Our proved reserves were estimated at the well or unit level and audited for reporting purposes by Ryder Scott, our independent reserve engineers. Memorial Resource maintains internal evaluations of our reserves in a secure reserve engineering database. Ryder Scott interacts with Memorial Resource’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves audit process. Reserves are reviewed and approved internally by our senior management on a semi-annual basis and evaluated by our lender group on at least a semi-annual basis in connection with borrowing base redeterminations under our revolving credit facility. Our reserve estimates are audited by Ryder Scott at least annually.

Our internal professional staff works closely with Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve audit process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, we provide Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their audit of our reserves.

Qualifications of Responsible Technical Persons

Internal Engineers. Christa Yin is the technical person at Memorial Resource primarily responsible for overseeing the preparation of the reserves estimates and liasoning with and providing oversight of our third-party reserve engineers, which audited the internally prepared reserve report for our properties.  Ms. Yin has been practicing petroleum engineering at Memorial Resource since March 2015 and has over 18 years of experience in the estimation and evaluation of reserves. From March 2014 to March 2015, she was employed by Tundra Oil and Gas, where she was responsible for analysis of acquisitions, generating development plans, and managing reserves.  From August 2011 to March 2014, she worked for HighMount Exploration & Production LLC as Manager of Acquisitions and Divestitures.  From February 2005 to August 2011, Ms. Yin was employed by Tecpetrol, where she was responsible for generating development plans and managing and evaluating the reserves for the Gulf Coast region.  From November 2003 to February 2005, Ms. Yin was employed by Marathon Oil Company where she was responsible for evaluating reserves and field development of various fields in Oklahoma.  From June 1997 to November 2003, she held various positions which included the evaluation and estimation of reserves at Coastal Oil & Gas, which subsequently merged with El Paso Production Company.  Ms. Yin is a graduate of Texas A&M University with a B.S. in petroleum engineering.

Ryder Scott Company, L.P. Ryder Scott is an independent oil and natural gas consulting firm. No director, officer, or key employee of Ryder Scott has any financial ownership in us, the Funds, or any of their respective affiliates. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. Ryder Scott has not performed other work for us, the Funds, or any of their respective affiliates that would affect its objectivity. The audit of estimates of our proved reserves presented in the Ryder Scott reserve report were overseen by Timothy Wayne Smith.

Mr. Smith has been practicing consulting petroleum engineering at Ryder Scott since 2008.  Before joining Ryder Scott, Mr. Smith served in a number of engineering positions with Wintershall Energy and Cities Service Oil Company. Mr. Smith is a Licensed Professional Engineer in the State of Texas with over 24 years of practical experience in the estimation and evaluation of petroleum reserves.  He graduated from West Virginia University with a B.S. in petroleum engineering and from University of Phoenix with an M.B.A.

Mr. Smith meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2015, based on our internally prepared reserve report audited by Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MMcfe) (1)
Estimated Proved Reserves
Developed	50,817	311,147	30,315	797,936
Undeveloped	40,128	150,379	13,080	469,635
Total	90,945	461,526	43,395	1,267,571

Proved developed reserves as a percentage of total proved reserves				63%

Standardized measure (in thousands) (2)				$589,554

Oil and Natural Gas Prices (3)
Oil – WTI per bbl				$46.79
Natural gas – Henry Hub per MMBtu				$2.58

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

(3)

Our estimated net proved reserves and related standardized measure were determined using 12-month trailing average oil and natural gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month in effect as of the date of the estimate, without giving effect to derivative contracts, held constant throughout the life of the properties. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure amounts shown above should not be construed as the current market value of our estimated oil and natural gas reserves. The 10% discount factor used to calculate standardized measure, which is required by the SEC and FASB, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Development of Proved Undeveloped Reserves

As of December 31, 2015, we had 470 Bcfe of proved undeveloped reserves comprised of 40.1 MMBbls of oil, 150.4 Bcf of natural gas and 13.1 MMBbls of NGLs.  None of our PUDs as of December 31, 2015 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2015 were due to:

•	Downward performance and price revisions of 196 Bcfe;
•	Reclassifications of 97 Bcfe into proved developed reserves for implementation of drilling projects;
•	Acquisitions of 47 Bcfe;
•	Reserve additions of 22 Bcfe; and
•	Divestitures of 20 Bcfe.

Approximately 14% (97 Bcfe) of our PUDs recorded as of December 31, 2014 were developed during twelve months ended December 31, 2015. Total costs incurred to develop these PUDs were approximately $151.8 million, of which $26.8 million was incurred in fiscal year 2014 and $125.0 million was incurred in 2015. In total, we incurred total capital expenditures of approximately $152.0 million during fiscal year 2015 developing PUDs, which includes $27.0 million associated with PUDs to be completed in 2016. As of December 31, 2015 per our reserve report, future development costs relating to the development of PUDs for the years 2016, 2017, 2018, and 2019 are estimated at approximately $79.8 million, $198.9 million, $194.0 million, and $195.3 million, respectively, to capture the balance of drilling the PUD reserves within a five-year timeframe. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in the upcoming years. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our revolving credit facility.  For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Reserves Sensitivity

Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2015, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $34.73 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.76 per MMBtu. For the year ended December 31, 2015, the West Texas Intermediate posted price ranged from a high of $61.43 per Bbl on June 10, 2015 to a low of $34.73 per Bbl on December 18, 2015 and the Henry Hub spot market price ranged from a high of $3.23 per MMBtu on January 15, 2015 to a low of $1.76 per MMBtu on December 17, 2015. NGL prices have also suffered significant recent declines. From January 1, 2016 through January 31, 2016, the West Texas Intermediate posted price dropped to a low $26.55 per Bbl on January 20, 2016 and the Henry Hub spot market price dropped to a low of $2.09 per MMBtu on January 19, 2016.  The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

While it is difficult to quantify the impact of the continuation of low commodity prices on our estimated proved reserves with any degree of certainty because of the various components and assumptions used in the process of estimating reserves, the following sensitivity table is provided to illustrate the estimated impact of pricing changes on our estimated proved reserve volumes and standardized measure. In addition to different price assumptions, the sensitivity cases below include assumed capital and operating expense changes we would expect to realize under each scenario. Reductions in proved reserve volumes are attributable to reaching the economic limit sooner. The proved undeveloped reduction in volumes is a result of well locations no longer meeting our investment criteria as well as reaching the economic limit sooner.  Sensitivity cases are used to demonstrate the impact that a change in price and cost environment may have on reserves volumes and standardized measure. There is no assurance that these prices or cost savings will actually be achieved.

	Base Case (1)	Case A (2)	Case B (3)
Crude oil price ($/Bbl)	$46.79	$40.00	$48.49
Natural gas price ($/MMBtu)	$2.58	$2.25	$2.99
NGL price ($/Bbl)	$46.79	$40.00	$48.49

Capital expenditure reduction	n/a	10%	n/a
Operating expenditure reduction	n/a	10%	n/a

Proved developed reserves (MMcfe)	797,936	781,752	856,534
Proved undeveloped reserves (MMcfe)	469,635	459,003	541,810
Total proved reserves (MMcfe)	1,267,571	1,240,755	1,398,344

Standardized measure (in thousands)	$589,554	$395,033	$678,758

(1)	SEC pricing as of December 31, 2015 before adjustment for market differentials.
(2)	Prices represent potential SEC pricing based on different pricing assumptions before adjustments for market differentials.
(3)

Prices represent weighted-average NYMEX forward strip prices as of January 29, 2016 before adjustments for market differentials.  NYMEX forward strip prices were input into our cash flow analysis as individual monthly figures through 2018, as annual averages for 2019 and 2020, and held constant thereafter.

Production, Revenue and Price History

For a description of our and the previous owners’ combined historical production, revenues and average sales prices and unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average production costs by geographic region for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31, 2015
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)

East Texas/Louisiana	538	$43.93	2,192	$13.79	40,313	$2.68	56,694	$2.86	$0.78
Rockies	1,657	43.44	366	24.01	3,486	2.48	15,622	5.72	3.54
South Texas	460	45.00	262	15.59	6,596	2.54	10,929	3.80	1.59
California	860	41.21	—	—	—	—	5,159	6.87	4.45
Permian	572	45.37	—	—	480	2.51	3,911	6.94	7.29
Total	4,087	$43.48	2,820	$15.28	50,875	$2.65	92,315	$3.85	$1.82

Average net production (MMcfe/d)							252.9

	Year Ended December 31, 2014
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)

East Texas/Louisiana	540	$89.19	2,096	$30.30	37,422	$4.42	55,238	$5.21	$0.83
Rockies	875	79.92	225	55.62	3,508	4.35	10,109	9.67	3.16
South Texas	419	87.67	177	29.86	7,262	4.13	10,841	6.65	2.78
California	637	85.98	—	—	—	—	3,820	14.33	5.76
Permian	664	85.53	—	—	529	5.89	4,512	13.27	6.44
Total	3,135	$84.97	2,498	$32.55	48,721	$4.39	84,520	$6.81	$1.74

Average net production (MMcfe/d)							226.0

	Year Ended December 31, 2013
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)

East Texas/Louisiana	416	$100.36	1,542	$31.18	30,309	$3.41	42,054	$4.60	$0.81
Rockies	75	88.45	17	31.47	2,739	3.62	3,291	5.19	1.62
South Texas	26	90.54	247	32.13	7,589	3.00	9,228	3.58	1.41
California	549	100.36	—	—	—	—	3,296	16.73	6.37
Permian	731	93.63	—	—	650	4.81	5,038	14.21	4.18
Total	1,797	$96.98	1,806	$31.31	41,287	$3.37	62,907	$5.88	$1.50

Average net production (MMcfe/d)							172.3

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2015.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated (1)	474	451	1,624	1,312
Non-operated	291	28	968	169
Total	765	479	2,592	1,481

(1)	Includes wells operated by Memorial Resource on our behalf.

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2015, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2015 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
East Texas/Louisiana	229,146	135,949
Rockies	140,406	72,272
South Texas	110,038	95,513
Permian	23,683	22,067
Total	503,273	325,801

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to our undeveloped leasehold acreage (including the remaining terms of leases and concessions).

	Undeveloped		Net Acreage Subject to
Region	Acreage		Lease Expiration by Year
	Gross (1)	Net (2)	2016	2017	2018
East Texas/Louisiana	31,584	17,638	651	1,283	331
Rockies	86,263	50,616	2,190	3,422	120
South Texas	6,443	6,443	96	—	4,689
Permian	6,776	5,268	530	—	—
Total	131,066	79,965	3,467	4,705	5,140

(1)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(2)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to wells drilled and completed by us or the previous owners during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2015, 6.0 gross (6.0 net) wells were in various stages of completion.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	43.0	20.0	106.0	60.8	46.0	33.4
Dry	—	—	7.0	1.9	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	1.0	1.0	—	—	—	—
Total wells:
Productive	43.0	20.0	106.0	60.8	46.0	33.4
Dry	1.0	1.0	7.0	1.9	—	—
Total	44.0	21.0	113.0	62.7	46.0	33.4

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts, except for one contract that requires us to deliver 35,000 MMbtu/d through March 2016.

We have also entered into a long-term gas gathering agreement associated with a certain portion of our East Texas production with a third party midstream service provider that has volumetric requirements.  Information regarding our delivery commitments under this contract is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and Note 13 under “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Operations

General

As of December 31, 2015, the Partnership or Memorial Resource is the operator of record of the properties containing 95% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place. Pursuant to our omnibus agreement, Memorial Resource provides management, administrative and operating services to our general partner and us to manage and operate our business and assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement” for more information about the omnibus agreement.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2015	2014	2013
Major customers:
Phillips 66	12%	12%	14%
Royal Dutch Shell plc and subsidiaries	14%	n/a	n/a
Sinclair Oil & Gas Company	18%	11%	n/a

The production sales agreements covering our properties contain customary terms and conditions for the oil and natural gas industry and provide for sales based on prevailing market prices. A majority of those agreements have terms that renew on a month-to-month basis until either party gives advance written notice of termination.

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our revolving credit facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. Our outstanding commodity derivative contracts currently consist of floating-for-fixed swaps and basis swaps.

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

Hydraulic Fracturing

We use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Nearly all of our proved non-producing and proved undeveloped reserves associated with future drilling, recompletion, and refracture stimulation projects, or approximately 38% of our total estimated proved reserves as of December 31, 2015, require hydraulic fracturing.

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

Insurance

In accordance with customary industry practice, we and Memorial Resource maintain insurance against many potential operational risks and losses that could be covered by the following policies:

• Commercial General Liability;	• Oil Pollution Act Liability;
• Primary Umbrella / Excess Liability;	• Pollution Legal Liability;
• Property;	• Charterer’s Legal Liability;
• Workers’ Compensation;	• Non-Owned Aircraft Liability;
• Employer’s Liability;	• Automobile Liability;
• Maritime Employer’s Liability;	• Directors & Officers Liability;
• U.S. Longshore and Harbor Workers’;	• Employment Practices Liability;
• Energy Package/Control of Well;	• Crime; and
• Loss of Production (offshore only);	• Fiduciary

Onshore and Offshore Insurance Program. We and Memorial Resource maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2015, we maintain commercial general liability insurance, automobile liability insurance and umbrella/excess liability insurance. Our commercial general liability insurance has limits of $1.0 million per occurrence/$2.0 million in the aggregate and a $250,000 self-insured retention. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden and accidental pollution liability.  Our automobile liability insurance has limits of $1.0 million per occurrence. Our umbrella/excess liability limits for each occurrence is a minimum of $25.0 million. There is no deductible on our umbrella/excess liability insurance. Our umbrella/excess liability insurance is in addition to our general and automobile liability policy and may be triggered if the general or automobile liability insurance policy limits are exceeded and exhausted. In addition, we maintain an energy package policy that includes control of well coverage (“COW”) with per occurrence limits for COW ranging from $10.0 million to $100.0 million and retentions ranging from $100,000 to $500,000, with an additional annual aggregate retention of $1.0 million.  Specific to offshore operations, the energy package policy also includes loss of production income coverage insuring us against a loss up to $48.6 million due to a temporary interruption in the oil supply from our offshore facilities as a result of an insured physical loss to our offshore facilities. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells.  We maintain two separate Pollution Legal Liability (“PLL”) policies, one for all U.S. onshore operations, excluding California and one for California only. Our PLL non-California insurance policy has limits of $10.0 million per pollution event with a $1.0 million deductible.  Our PLL California-only insurance policy has limits of $10.0 million with a $50,000 deductible per event.

As of December 31, 2015, we have insurance policies in effect that are intended to provide coverage for pollution losses including those related to our hydraulic fracturing operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities. Our insurance coverage may not be adequate to cover claims that may arise, and we may be unable to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

We or Memorial Resource enter into master services agreements, or MSAs, with various service providers. These MSAs allocate potential liabilities and risks between the parties. Under certain MSAs, we indemnify certain service providers, including hydraulic fracturing service providers, for pollution and contamination of any kind, damages to or losses from wells or underground formations and damages to property, including pipelines, storage or production facilities. Under certain other MSAs, the service providers indemnify us for pollution or contamination that originates above the surface and is caused by the service provider’s equipment or services, unless such pollution or contamination is caused by our gross negligence or willful misconduct, and we indemnify the service providers for all other pollution or contamination that may occur during operations (including that which may result from seepage or any other uncontrolled flow of oil, natural gas or other fluids from the well), unless such pollution or contamination is caused by the service provider’s gross negligence or willful misconduct. Generally, we also agree to indemnify the service providers against claims arising from our employees’ bodily injury or death to the extent that our employees are injured by or during service operations, unless resulting from the service provider’s gross negligence or willful misconduct. Similarly, the service providers generally agree to indemnify us for liabilities arising from bodily injury to or death of any of their employees, unless resulting from our gross negligence or willful misconduct. In addition, the service providers generally agree to indemnify us for loss or destruction of property or equipment that they own, unless resulting from our gross negligence or willful misconduct. In turn, we generally agree to indemnify the service providers for loss or destruction of property or equipment we own, unless resulting from the service provider’s gross negligence or willful misconduct.

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

Environmental, Occupational Health and Safety Matters and Regulations

General

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas, and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

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

BOEM & BSEE

Our oil and gas operations associated with our Beta properties are conducted on offshore leases in federal waters. The Bureau of Ocean Energy Management, or BOEM, and the Bureau of Safety and Environmental Enforcement, or BSEE have broad authority to regulate our oil and gas operations associated with our Beta properties.

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

The BOEM and BSEE have adopted regulations providing for enforcement actions, including civil penalties, and lease forfeiture or cancellation for failure to comply with regulatory requirements for offshore operations. If we fail to pay royalties or comply with safety and environmental regulations, the BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated, and we may be subject to civil or criminal liability.

On January 29, 2016, BOEM and BSEE entered into a settlement agreement with environmental groups promising to study the potential environmental impacts of well-stimulation practices on the Pacific OCS, including hydraulic fracturing and acid well stimulation. Pending completion of this study, which is expected by May 28, 2016, BSEE will withhold approvals of future permit applications involving hydraulic fracturing operations or acid well stimulation on the Pacific OCS. Delays in the approval or refusal of plans and issuance of permits by the BOEM or BSEE because of staffing, economic, environmental or other reasons (or other actions taken by the BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by the BOEM and BSEE regulations are frequently changed and subject to new interpretations.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as CERCLA or the Superfund law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons deemed “responsible parties.” These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release or disposal of hazardous substances, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Also, comparable state statutes may not contain a similar exemption for petroleum. In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Oil Pollution Act of 1990, or OPA, is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The OPA establishes a liability limit for onshore facilities, but these liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Game's Office of Oil Spill Prevention and Response have adopted oil-spill prevention regulations that overlap with federal regulations.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, or RCRA, as amended, and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA's less stringent solid waste provisions, state laws or other federal laws. It is also possible that these wastes, which could include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

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

Hydraulic Fracturing

We use hydraulic fracturing extensively in our operations. Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the SDWA involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures. Also, on April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (“POTW”). The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to a POTW. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater.  The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

Further, on August 16, 2012, the EPA published final rules that subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the new source performance standards (“NSPS”) and the National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules include NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules could require a number of modifications to our operations including the installation of new equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSPS.  In addition, on September 18, 2015, the EPA published a suite of proposed rules to reduce methane and VOC emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules. The public comment period closed on December 4, 2015. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. The rule took effect on June 24, 2015, although it is the subject of several pending lawsuits filed by industry groups and at least four states, alleging that federal law does not give the BLM authority to regulate hydraulic fracturing. On September 30, 2015, the United States District Court for Wyoming issued a preliminary injunction preventing the BLM from implementing the rule nationwide. This order has been appealed to the Tenth Circuit Court of Appeals.  Also, on January 22, 2016, the BLM announced a proposed rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The proposed rule would require operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule would also clarify when operators owe the government royalties for flared gas.

Several states have also adopted, or are considering adopting, regulations requiring the disclosure of the chemicals used in hydraulic fracturing and/or otherwise impose additional requirements for hydraulic fracturing activities. For example, in October 2011, the Louisiana Department of Natural Resources adopted new rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Railroad Commission of Texas (“Commission”) and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Also, in May 2013, the Commission issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The “well integrity rule” took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal wells. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. In addition, as discussed above, BOEM and BSEE are studying the potential environmental impacts of well-stimulation practices on the Pacific OCS. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally. Several states and municipalities have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. For example, the U.S. Congress has from time to time considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing, and any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and the imposition of other requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, on August 16, 2012, the EPA published final regulations under the CAA that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail above under the caption “Hydraulic Fracturing.”

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

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, in May 2010, the EPA adopted regulations under existing provisions of the federal Clean Air Act, or CAA, that, among other things, established Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. The so-called Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision.  In its preliminary guidance, the EPA indicated that it would promulgate a rule to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court.  In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the GHG reporting rule to add the reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

In addition, the EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, the Obama Administration has announced in its Climate Action Plan that it intends to adopt additional regulations to reduce emissions of GHGs in the coming years, possibly including further restrictions on emissions of methane from oil and natural gas facilities.

In December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and natural gas industry. Any GHG regulation could increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring us to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; and utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.

Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our development and production operations.

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

Endangered Species Act

The federal Endangered Species Act, or ESA, and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American burying beetle and the lesser prairie chicken both have habitat in some areas where we operate. The U.S. Fish and Wildlife Service, or FWS, identified the lesser prairie chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998 and has listed it as “threatened” in March 2014. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The threatened species status of the lesser prairie chicken is currently subject to at least three lawsuits. On September 1, 2015, the U.S. District Court for the Western District of Texas overturned the listing of the lesser prairie chicken, holding that the FWS’s decision had been arbitrary and capricious and not consistent with its own policies. The FWS has requested that the Court amend its judgment to allow the agency to substantiate or reconsider its action. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

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

The Beta properties include the San Pedro Bay Pipeline Company, which owns and operates an offshore crude pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act, or ICA, and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and non-discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2011, the current index for the five-year period ending July 2016 is the producer price index for finished goods plus an adjustment factor of 2.65 percent. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

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

As of December 31, 2015, Memorial Resource had 484 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that Memorial Resource’s relations with its employees are satisfactory. Our general partner also contracts on our behalf for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Offices

Our principal executive office is located at 500 Dallas Street, Suite 1800, Houston, Texas 77002. Our main telephone number is (713) 588-8300.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge on our website at www.memorialpp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our website also includes our Code of Business Conduct and Ethics and the charter of our audit committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Risks Related to Our Business

We may not have sufficient cash to pay distributions on our common units at the current distribution level or at all.

We may not have sufficient available cash each quarter to pay our current quarterly distribution or any other amount. Under the terms of our partnership agreement, the amount of cash available for distribution will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including acquisitions of additional oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders.

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

If we do not achieve our expected operational results, as a result of reduced capital expenditures, reduced liquidity or otherwise, distributions on our common units may decrease or be eliminated. Any such decrease or elimination in distributions may cause the market price of our common units to decline substantially.

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

Our revolving credit facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. Our borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.  Accordingly, declining commodity prices may have an impact on the amount we can borrow under our revolving credit facility, which could affect our cash flows and ability to execute on our business plans. The next borrowing base redetermination is expected to become effective in April 2016 and that redetermination will likely result in the lowering of our borrowing base.  Any redeterminations thereafter could result in the lowering of our borrowing base further and, in such case, we would likely be required to repay any indebtedness outstanding in excess of the borrowing base. In connection with any such redetermination in the current environment, we may also be required to amend our revolving credit facility, which amendment could include additional restrictions and covenants that would further restrict our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations.  In addition, as hedges roll off, our borrowing base could be subject to further reduction.  If we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and, among other things, no longer able to make any distributions to our unitholders.

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

We distribute all of our available cash to our unitholders after reserves established by our general partner, which may limit the cash available to service our indebtedness or otherwise operate our business.

Subject to the limitations on restricted payments contained in the indentures governing our senior notes and in our revolving credit facility, we will distribute all of our “available cash” each quarter to our unitholders. “Available cash” is defined in our partnership agreement.

As a result, we may not accumulate significant amounts of cash. These distributions could significantly reduce the cash available to us in subsequent periods to make payments on our indebtedness or otherwise operate our business.

We no longer qualify as a “well-known seasoned issuer,” which limits our ability to access the capital markets in a timely fashion.

The filing of this annual report will render us unable to use our currently effective universal shelf Form S-3 registration statement as, on the date of filing of this annual report, we no longer meet the criteria of a “well-known seasoned issuer” under which the Form S-3 registration statement was originally filed as an automatic shelf registration statement. If we wish to continue to use such registration statement to issue securities from time to time, we will need to file a post-effective amendment to the registration statement to convert it to a non-automatic shelf registration statement that we are eligible to use. Such post-effective amendment is subject to review by the SEC and must be declared effective by the SEC, which could delay our ability to raise debt or equity capital under the registration statement and adversely affect our ability to access financing and the capital markets in a timely fashion.

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

We may be unable to pay our current quarterly distribution without borrowing under our revolving credit facility or otherwise. If we use borrowings to pay distributions to our unitholders for an extended period of time rather than to fund capital expenditures and other activities relating to our operations, we may be unable to maintain or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness incurred to pay these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition and results of operations. If we borrow to pay distributions to our unitholders during periods of low commodity prices and commodity prices remain low, we may have to further reduce our distribution to our unitholders to avoid excessive leverage.

Oil, natural gas and NGL prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition.  Any decline in, or sustained low levels of, oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition and could cause us to reduce our distributions or cease paying distributions altogether.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2015, the NYMEX-WTI oil future price ranged from a high of $113.93 per Bbl to a low of $34.73 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.76 per MMBtu. Recently, oil and natural gas prices have declined significantly. Through December 31, 2015, the West Texas Intermediate posted price had declined from a high of $61.43 per Bbl on June 10, 2015 to $34.73 per Bbl on December 18, 2015. In addition, the Henry Hub spot market price had declined from a high of $3.23 per MMBtu on January 14, 2015 to a low of $1.76 per MMBtu on December 17, 2015.  From January 1, 2016 through January 31, 2016, the West Texas Intermediate posted price dropped to a low of $26.55 per Bbl on January 20, 2016 and the Henry Hub spot market price dropped to a low of $2.09 per MMBtu on January 19, 2016.  Likewise, NGLs have suffered significant recent declines in realized prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition and could cause us to reduce the distributions we pay to our unitholders or to cease paying distributions.

If commodity prices decline further and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause  further write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

As discussed above, recently oil, natural gas and NGL prices have declined significantly. A further or extended decline in commodity prices could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would reduce our borrowing base and our ability to pay distributions to our unitholders or fund our operations.

We recognized $616.8 million of impairments during 2015 and $407.5 million of impairments during 2014 related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. A further or extended decline in commodity prices may cause us to recognize additional impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We have incurred impairment charges recently, and we may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our revolving credit facility and could cause us to reduce the distributions we pay to our unitholders or to cease paying distributions.

Based on our most recent impairment assessment, the undiscounted cash flows for certain of our properties did not exceed the carrying value by a significant margin or cushion. This is an indicator that further impairments may need to be recognized during 2016.  We believe that any impairments recognized during 2016 could be comparable to the amounts we recognized during 2015 and 2014.

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

The present value of future net cash flows from our proved reserves shown in this report, or standardized measure, may not be the current market value of our estimated natural gas and oil reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board (“FASB”), we base the estimated discounted future net cash flows from our proved reserves on the trailing 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements, which is required by the FASB, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

The production from our Wyoming Bairoil properties could be adversely affected by the cessation or interruption of the supply of CO2 to those properties.

We inject water and CO2 into formations on substantially all of the Wyoming Bairoil properties to increase production of oil and natural gas. The additional production and reserves attributable to the use of enhanced recovery methods are inherently difficult to predict. If we are unable to produce oil and gas by injecting CO2 in the manner or to the extent that we anticipate, our future results of operations and financial condition could be materially adversely affected. Additionally, our ability to utilize CO2 to enhance production is subject to our ability to obtain sufficient quantities of CO2. If, under our CO2 supply contracts, the supplier is unable to deliver its contractually required quantities of CO2 to us, or if our ability to access adequate supplies is impeded, then we may not have sufficient CO2 to produce oil and natural gas in the manner or to the extent that we anticipate, and our future oil and gas production volumes will be negatively impacted.

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

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and will likely continue to limit our ability to book additional PUDs as we pursue our drilling program, especially in a time of depressed commodity prices. Moreover, we may be required to write down our PUDs if we do not drill those wells within the required five-year timeframe.

The unavailability or high cost of rigs, equipment, supplies and crews could delay our operations, increase our costs and delay forecasted revenue.

Our industry is cyclical, and historically there have been periodic shortages of rigs, equipment, supplies and crew. Sustained declines in oil and natural gas prices may reduce the number of service providers for such rigs, equipment, supplies and crews, contributing to or resulting in shortages. Alternatively, during periods of higher oil and natural gas prices, the demand for rigs, equipment, supplies and crews is increased and can lead to shortages of, and increasing costs for, development equipment, supplies, services and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict Memorial Resource’s ability to drill the wells and conduct the operations that it currently has planned relating to the fields where our properties are located. In addition, some of our operations require supply materials for production, such as CO2, which could become subject to shortages and increased costs.  Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and impact our development plan, which would thus affect our financial conduction, results of operations and our cash available for distribution to our unitholders.

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

Our properties are located in Texas, Louisiana, offshore Southern California, Colorado and Wyoming. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could have an impact on our results of operations and cash available for distribution to our unitholders.

We are dependent upon a small number of significant customers for a substantial portion of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2015. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition, results of operations and ability to make cash distributions.  Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash available for distribution could decline, which could adversely affect our ability to make cash distributions to our unitholders at the then-current distribution rate or at all. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

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

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors and other counterparties. Some of our vendors and other counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors and other counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’ and other counterparties’ liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors and/or counterparties could reduce our ability to make distributions to our unitholders and adversely affect our business, financial condition, results of operations and cash flows.

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

The continuing production from our properties, and to some extent the marketing of our production, is dependent upon the ability of the operators of our properties. Memorial Resource operates substantially all of our properties, either directly as operator or, where we are the operator of record, on our behalf under the omnibus agreement. As of December 31, 2015, based on proved reserve volumes, we and Memorial Resource operated 95% and third parties operated 5% of the wells and properties in which we have interests. As a result, the success and timing of drilling and development activities on such properties, depend upon a number of factors, including:

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

Our oil and natural gas development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas, and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

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

The BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. The BSEE generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. If we fail to pay royalties or comply with safety and environmental regulations, the BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated, and we may be subject to civil or criminal penalties.

On January 29, 2016, BOEM and BSEE entered into a settlement agreement with environmental groups promising to study the potential environmental impacts of well-stimulation practices on the Pacific OCS, including hydraulic fracturing and acid well stimulation. Pending completion of this study, which is expected by May 28, 2016, BSEE will withhold approvals of future permit applications involving hydraulic fracturing operations or acid well stimulation on the Pacific OCS. Delays in the approval or refusal of plans and issuance of permits by the BOEM or BSEE because of staffing, economic, environmental or other reasons (or other actions taken by the BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases, of GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act, or CAA, that establish Prevention of Significant Deterioration, or PSD, and Title V permit reviews for GHG emissions from certain large stationary sources. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision.  In its preliminary guidance, the EPA indicated that it would promulgate a rule to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court.  In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources on an annual basis in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations. In addition, the EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, the Obama administration has announced in its Climate Action Plan that it intends to adopt additional regulations to reduce emissions of GHGs in the coming years, possibly including further restrictions on emissions of methane from oil and gas operations.

In December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.

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

The federal Endangered Species Act (“ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our activities in those areas or during certain seasons, such as breeding and nesting seasons. On March 27, 2014, the U.S. Fish and Wildlife Service (“FWS”) announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, and Colorado, where we conduct operations, as a threatened species under the ESA. Listing of the lesser prairie chicken as threatened imposes restrictions on disturbances to critical habitat by landowners and drilling companies that would harass, harm or otherwise result in a “taking” of this species. However, the FWS’s listing decision is currently subject to at least three lawsuits. On September 1, 2015, the U.S. District Court for the Western District of Texas overturned the listing of the lesser prairie chicken, holding that the FWS’s decision had been arbitrary and capricious and not consistent with its own policies. The FWS has requested that the Court amend its judgment to allow the agency to substantiate or reconsider its action.

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

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or CFTC, the SEC, and federal regulators of financial institutions, or the Prudential Regulators, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities.

Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC, the SEC and the Prudential Regulators have issued a large number of rules to implement the Dodd-Frank Act, including a rule, which we refer to as the “Clearing Rule,” requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), a rule establishing an “end user” exception to the Clearing Rule, referred to herein as the “End User Exception,” a rule, which we refer to as the “Margin Rule,” setting forth collateral requirements in connection with swaps that are not cleared and also an exception to the Margin Rule for end users that are not financial end users, which exception we refer to as the “Non-Financial End User Exception,” and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits. The CFTC has proposed a new version of this rule, which we refer to as the “Re-Proposed Position Limit Rule,” with respect to which the comment period has closed but a final rule has not been issued.

We qualify for the End User Exception and will utilize it if the Clearing Rule is expanded to cover swaps in which we participate, we qualify for the Non-Financial End User Exception and will not be required to post margin under the Margin Rule and the quantities under the swaps in which we participate are well within applicable limits under the Re-Proposed Position Limit Rule, so we do not expect to be directly affected by such rules.  However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End User Exception and will be required to post margin in connection with their hedging activities with other swap dealers, major swap participants, financial end users and other persons that do not qualify for the Non-Financial End User Exception.  In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations, which we refer to collectively as “Foreign Regulations” which may apply to our transactions with counterparties subject to such Foreign Regulations.  The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule is ultimately effected, such proposed rule could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Foreign Regulations could have similar effects. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations and Foreign Regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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

While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the Safe Drinking Water Act, or the SDWA, involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA is not the permitting authority for the SDWA’s Underground Injection Control Class II programs in Louisiana, Texas, Wyoming, or Colorado, where we or Memorial Resource maintain operational acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” On April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (“POTW”). The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to a POTW. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater.  The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

In August 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. The rules include NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration.  For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSPS. In addition, on September 18, 2015, the EPA published a suite of proposed rules to reduce methane and VOC emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules. The public comment period closed on December 4, 2015. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the federal Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water.  This rule took effect on June 24, 2015, although it is the subject of several pending lawsuits filed by industry groups and at least four states, alleging that federal law does not give the BLM authority to regulate hydraulic fracturing. On September 30, 2015, the United States District Court for Wyoming issued a preliminary injunction preventing the BLM from implementing the rule nationwide. This order has been appealed to the Tenth Circuit Court of Appeals.  Also, on January 22, 2016, the BLM announced a proposed rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The proposed rule would require operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule would also clarify when operators owe the government royalties for flared gas.

Additionally, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Certain states, including Texas and Louisiana, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, in October 2011, the Louisiana Department of Natural Resources adopted new rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Railroad Commission of Texas and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Furthermore, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal wells. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could become subject to additional permitting requirements and result in permitting delays as well as potential increases in costs. The U.S. Congress has from time to time considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing.  In addition, as discussed above, BOEM and BSEE are studying the potential environmental impacts of well-stimulation practices on the Pacific OCS. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

The cost of decommissioning is uncertain.

We are required to maintain reserve funds to provide for the payment of decommissioning costs associated with the Beta properties. The estimates of decommissioning costs are inherently imprecise and subject to change due to changing cost estimates, oil and natural gas prices and other factors. If actual decommissioning costs exceed such estimates, or we are required to provide a significant amount of collateral in cash or other security as a result of a revision to such estimates, our financial condition, results of operations and cash flows may be materially adversely affected.

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

Our general partner has control over all decisions related to our operations. Memorial Resource owns 100% of the voting membership interests in our general partner. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. However, certain directors and officers of our general partner are directors and/or officers of affiliates of our general partner (including Memorial Resource, the Funds and NGP), and certain of our general partner’s executive officers and directors will continue to have economic interests, investments and other economic incentives in the Funds and other NGP-affiliated entities. Conflicts of interest may arise in the future between our general partner and its affiliates (including Memorial Resource, the Funds and NGP), on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders and us. Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. These potential conflicts include, among others, the following situations:

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

Neither we nor our general partner have any employees and we rely solely on the employees of Memorial Resource to manage our business. The management team of Memorial Resource, which includes individuals who manage us, also performs substantially similar services for Memorial Resource and its assets, and thus is not solely focused on our business.

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

To maintain and increase our levels of production, we will need to acquire oil and natural gas properties. Some of the officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner, who are responsible for managing our general partner’s direction of our operations and acquisition activities, hold positions of responsibility with other entities (including NGP-affiliated entities) that are in the business of identifying and acquiring oil and natural gas properties. For example, the Funds and their affiliates (including NGP) are in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties, and Memorial Resource is in the business of acquiring and developing oil and natural gas properties. Mr. Hersh, a director of our general partner, is the Chief Executive Officer of NGP Energy Capital Management and a managing partner of NGP; Mr. Gieselman, a director of our general partner, is a managing director of NGP; Mr. Weber, a director of our general partner, currently serves as Managing Partner and Chief Operating Officer for NGP; and Mr. Weinzierl, the Chief Executive Officer and Chairman of the board of directors of our general partner, was a managing director and operating partner of NGP before our initial public offering and continues to hold ownership interests in the Funds and certain of their affiliates. Some of the officers of our general partner will continue to devote significant time to the business of Memorial Resource. We cannot assure you that any conflicts that may arise between us and our unitholders, on the one hand, and Memorial Resource or the Funds, on the other hand, will be resolved in our favor. The existing positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our unitholders should be aware, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Control of our general partner and its incentive distribution rights may be transferred to a third party without unitholder consent. A change of control may result in defaults or other payment obligations under certain of our debt instruments and the triggering of payment obligations under compensation arrangements.

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

A change of control would constitute an event of default under our revolving credit agreement. During the continuance of an event of default under our revolving credit agreement, the administrative agent may terminate any outstanding commitments of the lenders to extend credit to us under our revolving credit facility and/or declare all amounts payable by us under our revolving credit facility immediately due and payable. Certain changes of control would also give rise to an obligation to offer to repurchase all of our outstanding senior notes at 101% of their outstanding principal amounts.  A change of control also may trigger payment obligations under various compensation arrangements with our officers.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

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

Changes in current state law may subject us to additional entity-level state taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to Texas margin tax based on the taxable margin apportioned to Texas. Imposition of any similar taxes by other states in which we conduct business may substantially reduce the cash available for distribution to our unitholders and, therefore, negatively impact the value of an investment in our units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level state income taxes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amounts of gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.  Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, including our taxable income associated with a disposition of property or cancellation of debt, even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The Department of the Treasury and the IRS recently adopted final Treasury regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted.  Certain publicly traded partnerships, including us, may but are not required to apply the conventions provided by the Treasury regulations.  If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Louisiana, Colorado, Wyoming and California. We divested our remaining property located in New Mexico during January 2016.  Louisiana, California and New Mexico currently impose a personal income tax on individuals. These states also impose an income or franchise tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, state and local tax returns.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we may elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances and the manner in which the election is made and implemented has yet to be determined.  If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit.  If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.  These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Unitholders may have negative tax consequences if we default on our debt or sell assets.

If we default on any of our debt, the lenders will have the right to sue us for non-payment. That action could cause an investment loss and negative tax consequences for our unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our unitholders could have increased taxable income without a corresponding cash distribution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is contained in Item 1. Business “—Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed and traded on the NASDAQ Global Market under the symbol “MEMP.”  As of January 31, 2016, there were approximately 12 holders of record of our common units.

As reported by the NASDAQ Global Market, the following table shows the low and high sales prices per common unit and the cash distributions declared per common unit for the periods indicated:

	Common Unit
	Price Range		Cash
	High	Low	Distributions
2015
4th Quarter	$7.05	$1.57	$0.1000
3rd Quarter	$15.12	$4.64	$0.3000
2nd Quarter	$18.10	$14.44	$0.5500
1st Quarter	$18.71	$13.88	$0.5500

2014
4th Quarter	$22.36	$11.75	$0.5500
3rd Quarter	$24.31	$21.38	$0.5500
2nd Quarter	$24.75	$21.06	$0.5500
1st Quarter	$23.15	$20.16	$0.5500

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

Minimum Quarterly Distribution

Under our partnership agreement, the holders of the IDRs are entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

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

Unregistered Sales of Equity Securities

Our general partner’s approximate 0.1% interest in us was represented by 86,797 general partner units at December 31, 2015. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest. Issuances of these general partner units would be exempt from registration under Section 4(a)(2) of the Securities Act.

Common Units Authorized for Issuance Under Equity Compensation Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, there were no repurchases of our common units.  The MEMP Repurchase Program expired in December 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Basis of Presentation. The selected financial data as of, and for the years ended, December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our consolidated financial statements and our predecessor and/or the previous owners’ combined financial statements. The combined financial statements of our predecessor are those of BlueStone and the Classic Carve-Out through December 13, 2011 and the WHT Assets for periods after April 8, 2011 through December 13, 2011. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through December 11, 2012, the WHT Properties owned by WHT from February 2, 2011 (inception) through the date of acquisition, the Cinco Group from inception through October 1, 2013 and the Property Swap in February 2015 for periods after common control commenced through the date of acquisition. The combined selected financial data of our predecessor and/or the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated those assets separately during those periods.

Comparability of the information reflected in selected financial data. The comparability of the results of operations among the periods presented below is impacted by the following acquisitions:

•	Oil and natural gas properties and related assets acquired from BP in May 2011;
•	The acquisition of oil and natural gas properties and related assets in East Texas from a third party in April 2011 for a total purchase price of approximately $302.0 million;
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

•	The acquisition of certain oil and natural gas producing properties in the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million;
•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a total purchase price of approximately $906.1 million; and
•	The acquisition of the remaining interest in the Beta properties from a third party in November 2015 for approximately $94.6 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	For Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per unit data)
Statement of Operations Data:					(Unaudited)
Revenues:
Oil & natural gas sales	$355,422	$561,677	$391,440	$298,305	$276,479
Pipeline tariff income and other	2,725	4,366	3,075	3,253	3,463
Total revenues	358,147	566,043	394,515	301,558	279,942

Costs and expenses:
Lease operating	168,199	143,733	94,591	86,013	69,399
Gathering, processing, and transportation	34,939	31,892	25,055	12,466	11,755
Exploration	2,317	2,750	1,322	9,340	1,126
Taxes other than income	25,828	33,141	18,447	15,354	13,532
Depreciation, depletion, and amortization	195,814	185,955	113,814	101,624	84,420
Impairment of proved oil and natural gas properties	616,784	407,540	4,072	22,994	29,356
General and administrative	56,671	49,124	54,947	35,112	31,101
Accretion of asset retirement obligations	7,125	5,773	4,988	4,458	4,121
(Gain) loss on commodity derivative instruments	(462,890)	(492,254)	(26,133)	(24,405)	(71,748)
Gain on sale of properties	(2,998)	—	(2,848)	(9,759)	(63,033)
Other, net	(665)	(11)	647	38	1,107
Total costs and expenses	641,124	367,643	288,902	253,235	111,136
Operating income	(282,977)	198,400	105,613	48,323	168,806
Other income (expense):
Interest expense, net	(114,732)	(83,550)	(44,302)	(24,955)	(19,323)
Other income (expense)	43	(657)	2	1	9
Amortization of investment premium	—	—	—	(194)	(606)
Total other income (expense)	(114,689)	(84,207)	(44,300)	(25,148)	(19,920)
Income (loss) before income taxes	(397,666)	114,193	61,313	23,175	148,886
Income tax benefit (expense)	2,175	1,421	(308)	(108)	(928)
Net income	(395,491)	115,614	61,005	23,067	147,958
Net income (loss) attributable to noncontrolling interest	386	32	267	104	(146)
Net income attributable to Memorial Production Partners LP	$(395,877)	$115,582	$60,738	$22,963	$148,104

Limited partners’ interest in net income:
Net income (loss) attributable to Memorial Production Partners LP	$(395,877)	$115,582	$60,738	$22,963	$148,104
Net (income) loss allocated to predecessor	—	—	—	—	(75,740)
Net (income) loss allocated to previous owners	2,268	2,465	(52,012)	(22,842)	(65,772)
Net (income) loss allocated to general partner	327	(206)	(49)	—	(7)
Net (income) loss allocated to NGP IDRs	(83)	(88)	—	—	—
Limited partners’ interest in net income	$(393,365)	$117,753	$8,677	$121	$6,585

Earnings per unit attributable to limited partners:
Basic and diluted earnings per unit	$(4.71)	$1.66	$0.19	$0.01	n/a

Cash distributions declared per unit	$1.95	$2.20	$2.08	$1.55	n/a

Cash Flow Data:					(Unaudited)
Net cash flow provided by operating activities	$216,751	$254,273	$201,703	$183,983	$121,695
Net cash used in investing activities	337,569	1,386,109	214,559	417,831	460,784
Net cash provided by financing activities	120,447	1,111,108	5,969	237,233	335,754

Balance Sheet Data:				(Unaudited)
Working capital (deficit)	$246,778	$150,953	$(3,067)	$64,797	$39,701
Total assets	2,906,003	3,168,494	1,834,315	1,737,862	1,522,290
Total debt	2,000,579	1,574,147	777,014	710,182	440,501
Total equity	645,492	1,296,314	863,021	864,863	891,483

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2015:

•	Our total estimated proved reserves were approximately 1,268 Bcfe, of which approximately 43% were oil and 63% were classified as proved developed reserves;
•

We produced from 3,357 gross (1,960 net) producing wells across our properties, with an average working interest of 58%, and the Partnership or Memorial Resource is the operator of record of the properties containing 95% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2015 was 257.3 MMcfe/d, implying a reserve-to-production ratio of approximately 14 years.

Business Environment and Operational Focus

Our primary business objective is to generate stable cash flows, which will allow us to deliver sustainable quarterly cash distributions to our unitholders and, over time, to increase those quarterly cash distributions as market conditions dictate. We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) general and administrative expenses; and (vi) Adjusted EBITDA (defined below).

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

Natural Gas. The NYMEX-Henry Hub future price of natural gas is a widely used benchmark for the pricing of natural gas in the United States. The actual prices realized from the sale of natural gas can differ from the quoted NYMEX-Henry Hub price as a result of quality and location differentials. Quality differentials to NYMEX-Henry Hub prices result from: (1) the Btu content of natural gas, which measures its heating value, and (2) the percentage of sulfur, CO2 and other inert content by volume. Natural gas with a high Btu content (“wet” natural gas) sells at a premium to natural gas with low Btu content (“dry” natural gas) because it yields a greater quantity of NGLs. Natural gas with low sulfur and CO2 content sells at a premium to natural gas with high sulfur and CO2 content because of the added cost required to separate the sulfur and CO2 from the natural gas to render it marketable. Wet natural gas may be processed in third-party natural gas plants, where residue natural gas as well as NGLs are recovered and sold. At the wellhead, our natural gas production typically has an average energy content greater than 1,000 Btu and minimal sulfur and CO2 content and generally receives a premium valuation. The dry natural gas residue from our properties is generally sold based on index prices in the region from which it is produced.

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

The oil produced from our onshore properties is a combination of sweet and sour oil, varying by location. This oil is typically sold at the NYMEX-WTI price, adjusted for quality and transportation differential, depending primarily on location and purchaser. The oil produced from our Beta properties is sour oil. Oil produced from our Beta properties is currently sold based on refiners’ posted prices for California Midway-Sunset deliveries in Southern California, adjusted primarily for quality and a negotiated market differential. Since 2010, production from our Beta properties has more closely tracked the ICE Brent price, and we have been able to successfully hedge this production through an ICE Brent priced hedge with a corresponding Midway-Sunset basis hedge through 2017.

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2015:
NYMEX-WTI oil future price range per Bbl	$61.43	$34.73
NYMEX-Henry Hub natural gas future price range per MMBtu	$3.23	$1.76
ICE Brent oil future price range per Bbl	$67.77	$36.11

For the Five Years Ended December 31, 2015:
NYMEX-WTI oil future price range per Bbl	$113.93	$34.73
NYMEX-Henry Hub natural gas future price range per MMBtu	$6.15	$1.76
ICE Brent oil future price range per Bbl	$126.65	$36.11

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

•

Taxes other than income. These consist of franchise, production and ad valorem taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties.  Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.

•	Exploration. These are geological and geophysical costs and include certain seismic costs, costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts.
•	Impairment of proved properties. Proved properties are impaired whenever the net carrying value of the properties exceed their estimated undiscounted future cash flows.
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

•

General and administrative expense. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, audit and other professional fees and legal compliance expenses.

We and our general partner are parties to an omnibus agreement with a wholly-owned subsidiary of Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. Memorial Resource allocates its indirect general and administrative costs based on estimated time spent on each entity, which it believes accurately reflects the costs incurred to provide services to us. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. For a detailed description of the omnibus agreement, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Party Agreements – Omnibus Agreement.”

•

Interest expense. We finance a portion of our working capital requirements, capital development and acquisitions with borrowings under our revolving credit facility and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.

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

Calculation of Adjusted EBITDA

	For the Year Ended
	December 31,
	2015	2014	2013
Net income (loss)	$(395,491)	$115,614	$61,005
Interest expense, net	114,732	83,550	44,302
Income tax expense (benefit)	(2,175)	(1,421)	308
DD&A	195,814	185,955	113,814
Impairment of proved oil and gas properties	616,784	407,540	4,072
Accretion of AROs	7,125	5,773	4,988
(Gains) losses on commodity derivative instruments	(462,890)	(492,254)	(26,133)
Cash settlements received (paid) on expired commodity derivative instruments	254,047	13,522	23,638
(Gain) loss on sale of properties	(2,998)	—	(2,848)
Acquisition related costs	1,928	4,363	6,729
Unit-based compensation expense	10,809	7,874	3,558
Non-cash compensation expense	—	—	1,057
Exploration costs	2,317	2,750	1,322
Loss on office lease	—	1,442	—
Insurance recoveries related to environmental remediation	(1,216)	—	—
Loss on settlement of AROs	1,606	—	—
Provision for environmental remediation	—	2,852	—
Adjusted EBITDA	$340,392	$337,560	$235,812

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2015	2014	2013

Net cash provided by operating activities	$216,751	$254,273	$201,703
Changes in working capital	14,021	(5,669)	(13,448)
Interest expense, net	114,732	83,550	44,302
Gain (loss) on interest rate swaps	(4,674)	151	548
Cash settlements paid on interest rate derivative instruments	4,004	1,829	960
Amortization of deferred financing fees	(6,058)	(4,227)	(6,013)
Accretion of senior notes discount	(2,430)	(1,921)	(504)
Acquisition related expenses	1,928	4,363	6,729
Income tax expense (benefit) - current portion	59	127	308
Exploration costs	239	790	1,227
Loss on office lease	—	1,442	—
Plugging and abandonment cost	3,036	—	—
Environmental expense	(1,216)	—	—
Provision for environmental remediation	—	2,852	—
Adjusted EBITDA	$340,392	$337,560	$235,812

Outlook

Our financial position and future prospects, including our revenues, operating results, profitability, liquidity, future growth and the value of our assets, depend primarily on prevailing commodity prices. Starting in 2014, throughout 2015 and continuing into 2016, commodity prices dropped significantly, with the West Texas Intermediate posted price declining from $107 per Bbl in June 2014 to less than $30 per Bbl in January 2016 and the Henry Hub spot market price declining from $6 per MMBtu in February 2014 to less than $3 per MMBtu in January 2016. NGL prices have also suffered significant declines. A combination of oversupply from production growth and weaker demand has contributed to the falling prices. In light of the foregoing, projected capital spending and drilling programs by exploration and production companies are expected to dramatically decline.

As a result of the significant decline in commodity prices and general uncertainty regarding the timing and nature of the recovery of prices in the future, we expect 2016 to be challenging and our strategic focus will be on reducing our operating costs and seeking to preserve as much of our liquidity and financial flexibility as possible in this lower commodity price environment.

Given the uncertainty regarding the timing and magnitude of an eventual recovery of commodity prices, we have reduced planned capital spending in 2016 by approximately 67% compared to 2015 levels. In 2016, we plan to focus our capital expenditures on required maintenance across our properties, spending approximately 38% of our capital budget in East Texas, 27% in California, 20% in the Rockies and the balance in the Eagle Ford, conventional South Texas and the Permian Basin.

Our proved reserves and production decline continually over time. If our capital program continues to be limited or is further reduced in the future, our reserves, production volumes and cash flows from operations are expected to be lower. With our current capital program, we expect our 2016 production to decline about 7% from 2015 levels. Although we believe our currently reduced capital spending will allow us to maintain production levels relatively flat for some time, we can do this for only so long before our production will likely begin to decline significantly, which would further lower our cash flow from operations. And while accretive acquisitions are also a key component of our business strategy of maintaining and growing a stable production profile because we own a limited amount of undeveloped properties, as a result of the effect of weakened commodity prices on the price of our equity and debt securities, we may be limited in our ability to access the capital markets at an acceptable cost or at all; thus our ability to make any acquisitions may be limited. Based on the current environment and the economics of producing oil and natural gas from our properties, we believe it is prudent to focus on our liquidity and financial flexibility.

If the borrowing base under our revolving credit facility is reduced further because of lower commodity prices and we are otherwise unable to maintain our current liquidity position, we may no longer have the financial flexibility to manage our business, including, among other things, funding our planned capital expenditures or making distributions to our unitholders.  For a discussion of restrictions under our revolving credit facility, please read “Item 1A. Risk Factors – The terms of our indebtedness include restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.”

For a discussion of potential future impairments, please read “Item 1A. Risk Factors – If commodity prices decline further and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause  further write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.”

As of December 31, 2015, based on our reserve report, future development costs relating to the development of our PUDs for the years 2016 through 2020 are estimated at approximately $725 million to capture the balance of drilling the PUD reserves within a five-year timeframe, of which $80 million is for 2016.  The rate at which we develop our PUD reserves may vary from year to year.  As we have done historically, we may adjust our capital expenditures budget throughout the year as circumstances warrant to respond to changes in commodity prices and other economic conditions.   Despite a reduced capital budget in 2016 that is reflective of the current price environment, we believe that we can fund the drilling of our current inventory of PUD locations and our expansions in the next five years from our cash flow from operations (inclusive of realized derivative contract gains and losses), and, if needed, our revolving credit facility. The development of our PUD reserves is further discussed under “Item 1. Business – Our Oil and Natural Gas Data – Development of Proved Undeveloped Reserves.”

For a discussion of the potential impact of commodity price changes on our estimated proved reserve, including quantification of such potential impact, please read “Item 1. Business – Our Oil and Natural Gas Data – Reserves Sensitivity.”

Commodity prices have historically been volatile, and we expect this volatility to continue for the foreseeable future. We will continue to monitor our liquidity, including opportunities for liquidity enhancement through possible divestitures and joint-venture arrangements, coordinate our capital expenditure program with our expected cash flows and projected debt-repayment schedule, and evaluate available funding and other strategic alternatives in light of the current and expected commodity price environment and market conditions.

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

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates, less than expected production or drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the net carrying value of the property to determine if the carrying amount is recoverable. If the net carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.

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

Results of Operations

The results of operations for the years ended December 31, 2015, 2014, and 2013 have been derived from both our consolidated financial statements and our previous owners’ combined financial statements. The previous owners combined financial statements reflect: (i) the WHT Properties through the date of acquisition, (ii) the financial statements of the Cinco Group on a combined basis for periods after common control commenced through the date of acquisition, and (iii) certain oil and gas properties primarily located in East Texas and Louisiana acquired from Memorial Resource in February 2015 for periods after common control commenced through the date of acquisition. The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

•	The acquisition of the remaining interest in the Beta properties from a third party in November 2015 for approximately $94.6 million.
•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a purchase price of approximately $906.1 million.
•	The acquisition of certain oil and natural gas producing properties in the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2015	2014	2013
Revenues:
Oil & natural gas sales	$355,422	$561,677	$391,440
Pipeline tariff income and other	2,725	4,366	3,075
Total revenues	358,147	566,043	394,515

Costs and expenses:
Lease operating	168,199	143,733	94,591
Gathering, processing and transportation	34,939	31,892	25,055
Exploration	2,317	2,750	1,322
Taxes other than income	25,828	33,141	18,447
Depreciation, depletion and amortization	195,814	185,955	113,814
Impairment of proved oil and natural gas properties	616,784	407,540	4,072
General and administrative	56,671	49,124	54,947
Accretion of asset retirement obligations	7,125	5,773	4,988
(Gain) loss on commodity derivative instruments	(462,890)	(492,254)	(26,133)
Gain on sale of properties	(2,998)	—	(2,848)
Other, net	(665)	(11)	647
Total costs and expenses	641,124	367,643	288,902
Operating income (loss)	(282,977)	198,400	105,613
Other income (expense):
Interest expense, net	(114,732)	(83,550)	(44,302)
Other income (expense)	43	(657)	2
Total other income (expense)	(114,689)	(84,207)	(44,300)
Income before income taxes	(397,666)	114,193	61,313
Income tax benefit (expense)	2,175	1,421	(308)
Net income (loss)	(395,491)	115,614	61,005
Net income (loss) attributable to noncontrolling interest	386	32	267
Net income (loss) attributable to Memorial Production Partners LP	$(395,877)	$115,582	$60,738

Oil and natural gas revenue:
Oil sales	$177,711	$266,370	$174,301
NGL sales	43,102	81,316	60,212
Natural gas sales	134,609	213,991	156,927
Total oil and natural gas revenue	$355,422	$561,677	$391,440

Production volumes:
Oil (MBbls)	4,087	3,135	1,797
NGLs (MBbls)	2,820	2,498	1,806
Natural gas (MMcf)	50,875	48,721	41,287
Total (MMcfe)	92,315	82,520	62,907
Average net production (MMcfe/d)	252.9	226.0	172.3

Average sales price:
Oil (per Bbl)	$43.48	$84.97	$97.00
NGL (per Bbl)	15.28	32.55	33.34
Natural gas (per Mcf)	2.65	4.39	3.80
Total (Mcfe)	$3.85	$6.81	$6.22

Average unit costs per Mcfe:
Lease operating expense	$1.82	$1.74	$1.50
Gathering, processing and transportation	$0.38	$0.39	$0.40
Taxes other than income	$0.28	$0.40	$0.29
General and administrative expenses	$0.61	$0.60	$0.87
Depletion, depreciation and amortization	$2.12	$2.25	$1.81

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

A net loss of $395.5 million was recorded for the year ended December 31, 2015, primarily due to impairment charges partially offset by significant gains on commodity derivatives. Net income of $115.6 million was generated for the year ended December 31, 2014, primarily due to significant gains on commodity derivatives which were partially offset by impairment charges.

•

Oil, natural gas and NGL revenues for 2015 totaled $355.4 million, a decrease of $206.3 million compared with 2014. Production increased 9.8 Bcfe (approximately 12%), primarily from increased drilling activities and volumes from third party acquisitions. The average realized sales price decreased $2.96 per Mcfe primarily due to lower period-to-period commodity prices. The favorable volume and unfavorable pricing variance contributed to an approximate $66.6 million increase and $272.9 million decrease in revenues, respectively.

•

Lease operating expenses were $168.2 million and $143.7 million for 2015 and 2014, respectively. In our July 2014 Wyoming acquisition, we acquired oil properties, which are generally more expensive to operate compared to natural gas properties (on a per Mcfe basis).  On a per Mcfe basis, lease operating expenses increased to $1.82 for 2015 from $1.74 for 2014 due to 2014 oil acquisitions.

•

Gathering, processing and transportation expenses were $34.9 million and $31.9 million for 2015 and 2014, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.38 for 2015 compared to $0.39 for 2014.

•

Taxes other than income for 2015 totaled $25.8 million, a decrease of $7.3 million compared with 2014 primarily due to a decrease in commodity prices. On a per Mcfe basis, these taxes declined to $0.28 per Mcfe for 2015 from $0.40 per Mcfe for 2014 due to a decrease in commodity prices.

•

DD&A expense for 2015 was $195.8 million compared to $186.0 million for 2014, a $9.8 million increase primarily due to increased production volumes related to third party acquisitions and our drilling program. Increased production volumes caused DD&A expense to increase by approximately $22.0 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $12.2 million.

•

We recognized $616.8 million of impairments during 2015 primarily related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices. We recognized $407.5 million of impairments during 2014 primarily related to certain properties in the Permian Basin, East Texas and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data. For additional information, see Note 4 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•

General and administrative expenses for 2015 were $56.7 million, which included $10.8 million of non-cash unit-based compensation expense, $1.9 million of acquisition-related costs and a $0.8 million loss on a previous corporate office lease. General and administrative expenses for 2014 totaled $49.1 million, which included $7.9 million of non-cash unit-based compensation expense, $4.4 million of acquisition-related costs and a $1.8 million allocated loss on a previous corporate office lease. Payments under the omnibus agreement increased by $7.9 million for 2015 compared to 2014. For additional information, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•

Net gains on commodity derivative instruments of $462.9 million were recognized during 2015, consisting of $254.0 million of cash settlements received on expired positions, and a $208.9 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $492.3 million were recognized during 2014, consisting of $13.6 million of cash settlements received in addition to a $478.7 million increase in the fair value of open positions.

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

•

Interest expense, net totaled $114.7 million during 2015, including amortization of deferred financing fees of approximately $6.1 million and accretion of net discount associated with our senior notes of $2.4 million. Interest expense, net totaled $83.6 million during 2014, including amortization of deferred financing fees of approximately $4.2 million and accretion of net discount associated with our senior notes of $1.9 million.  The $31.1 million increase in interest expense is primarily due to a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014. Average outstanding borrowings under the Partnership’s revolving credit facility were $652.2 million during 2015 compared to $413.6 million during 2014. For 2015, the Partnership had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding. For 2014, the Partnership had an average of $950.7 million aggregate principal amount of our senior notes issued and outstanding.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net income of $115.6 million was generated for 2014, primarily due to significant gains on commodity derivatives which were mostly offset by impairment charges. Net income was $61.0 million for 2013, of which $52.0 million was attributable to the previous owners.

•

Oil, natural gas and NGL revenues for 2014 totaled $561.7 million, an increase of $170.2 million compared with 2013. Production increased 19.6 Bcfe (approximately 31%), primarily from volumes associated with third party acquisitions. The average realized sales price increased $0.59 per Mcfe primarily due to an increase in oil volumes relative to other commodities related to our acquisitions in 2014. The favorable volume and pricing variance contributed to an approximate $122.0 million and $48.2 million increase in revenues, respectively.

•

Lease operating expenses were $143.7 million and $94.6 million for 2014 and 2013, respectively. In our July 2014 Wyoming acquisition, we acquired oil properties which are generally more expensive to operate compared to natural gas properties (on a per Mcfe basis).  On a per Mcfe basis, lease operating expenses increased to $1.74 for 2014 from $1.50 for 2013 due to 2014 oil acquisitions.

•

Gathering, processing and transportation expenses were $31.9 million and $25.1 million for 2014 and 2013, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.39 for 2014 compared to $0.40 for 2013.

•

Taxes other than income for 2014 totaled $33.1 million, an increase of $14.7 million compared with 2013 primarily due to an increase in production volumes and ad valorem tax rates. On a per Mcfe basis, production and ad valorem taxes increased to $0.40 per Mcfe for 2014 from $0.29 per Mcfe for 2013 due to higher production tax rates on a per Mcfe basis for production from our Wyoming properties.

•

DD&A expense for 2014 was $186.0 million compared to $113.8 million for 2013, a $72.2 million increase primarily due to both an increase in the depletable cost base and increased production volumes related to third party acquisitions and the Partnership’s drilling program. Increased production volumes caused DD&A expense to increase by an approximate $35.5 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $36.7 million.

•

We recognized $407.5 million of impairments during 2014 primarily related to certain properties in the Permian Basin, East Texas and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data. We recorded $4.1 million of impairments during 2013 related to certain properties in South Texas. In South Texas, the estimated future cash flows expected these properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specific to these properties. For additional information, see Note 4 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•

General and administrative expenses for 2014 were $49.1 million. General and administrative expenses for 2014 included $7.9 million of non-cash unit-based compensation expense, $4.4 million of acquisition-related costs and a $1.8 million allocated loss on a previous corporate office lease. General and administrative expenses for 2013 totaled $54.9 million, of which $26.2 million was attributable to the previous owners. General and administrative expenses for 2013 included $3.6 million of non-cash unit-based compensation expense and $6.7 million of acquisition-related costs. The $5.8 million decrease in general and administrative expenses consisted of $5.8 million of one-time compensation expense related to the Tanos management buyout and approximately $8.3 million of one-time compensation expense related to the Classic management buyout during 2013 offset by increased salaries and employee count between periods.

•

Net gains on commodity derivative instruments of $492.3 million were recognized during 2014, consisting of $13.6 million of cash settlements received in addition to a $478.7 million increase in the fair value of open positions. Net gains on commodity derivative instruments of $26.1 million were recognized during 2013, of which $23.6 million consisted of cash settlements received.

•

Interest expense, net totaled $83.6 million during 2014, including amortization of deferred financing fees of approximately $4.2 million and accretion of net discount associated with our senior notes of $1.9 million. Interest expense, net totaled $44.3 million during 2013, including gains on interest rate swaps of approximately $1.5 million, amortization of deferred financing fees of approximately $6.0 million (including write-offs associated with the previous owner’s revolving credit facility at the time their debt was repaid and terminated in March 2013) and accretion of net discount associated with our senior notes of $0.5 million. The $39.2 million increase in interest expense is primarily due to a higher aggregate principal amount of our senior notes issued and outstanding for during 2014 compared to 2013.

Average outstanding borrowings under the Partnership’s revolving credit facility were $413.6 million during 2014 compared to $184.7 million during 2013. Average outstanding borrowings under the previous owners’ revolving credit facilities were $101.3 million during 2013, which included $80.0 million in borrowings related to Classic. For 2014, the Partnership had an average of $950.7 million aggregate principal amount of our senior notes issued and outstanding. For 2013, the Partnership had an average of $342.2 million aggregate principal amount of our senior notes issued and outstanding.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our revolving credit facility and equity and debt capital markets. In 2016, we expect our funding sources to be cash flows generated by operating activities, available borrowing capacity under our revolving credit facility, access to debt and equity capital markets, and/or divestitures of non-core assets. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of our capital expenditures using borrowings under our revolving credit facility, issuances of debt and equity securities or from other sources, such as asset divestitures. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by many factors, including the covenants in our revolving credit facility or our indentures. If we are unable to obtain funds when needed or on acceptable terms, we may be unable to finance the capital expenditures necessary to maintain our production or proved reserves.

Revolving Credit Facility. As of December 31, 2015, we had approximately $336.9 million of available borrowing capacity under our revolving credit facility, which is net of $2.1 million in letters of credit. We had $0.6 million of cash and cash equivalents as of December 31, 2015. As of December 31, 2015, the borrowing base under our revolving credit facility was $1.175 billion and we had $836.0 million of outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL, and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is expected to become effective in April 2016 and will likely result in the lowering of our borrowing base. A continuing decline in oil and natural gas prices or a prolonged period of lower oil and natural gas prices could result in a further reduction of our borrowing base under our revolving credit facility and could trigger mandatory principal repayments. Further, in connection with any reduction of the borrowing base in this lower commodity price environment, we may be required to amend our revolving credit facility, which although the substance of such amendment is currently unknown, would likely reduce the financial flexibility we currently have.

Capital Markets. We may have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners. We have also filed a shelf registration statement with the SEC which will allow us to issue our common units from time to time potentially through an “at the market” equity program in the future at prices and terms to be determined by market conditions and other factors. Our access to capital markets is affected by the price and performance of our equity and debt securities and commodity prices, which impact capital market conditions for all oil and gas exploration and production companies.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Some of the lenders, or certain of their affiliates, under our revolving credit facility are counterparties to our derivative contracts. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Partnership Agreement. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders, general partner and (if applicable) holders of our IDRs. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions.

Capital Expenditures. In 2016, our entire capital budget will be allocated to maintenance capital expenditures. Maintenance capital expenditures are capital expenditures that we expect to make on an ongoing basis to maintain our long-term asset base (including our undeveloped leasehold acreage). Our expectations for maintenance capital expenditures may change materially in nature, timing and amount from time to time. We intend to pay for maintenance capital expenditures from operating cash flow.

Typically, we expect to rely upon external financing sources, including credit facility borrowings and debt and common unit issuances, to fund our acquisition and growth capital expenditures. See Note 8 and Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein. Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The primary purpose of growth capital is to acquire producing assets that will increase our distributions per unit and secondarily increase the rate of development and production of our existing properties in a manner which is expected to be accretive to our unitholders. Growth capital expenditures on existing properties may include projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth.

The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If commodity prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in commodity prices, drilling and acquisition costs, industry conditions and internally generated cash flow.

Government Trust Account. In 2015, the BSEE issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with the Beta properties may increase. In 2016, we expect to work with BOEM to replace a portion of the funds maintained in the REO trust account pursuant to the government obligation with a surety bond, which we believe would free up additional cash.  At December 31, 2015, there was approximately $144.0 million in the REO trust account.

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

As of December 31, 2015, we had a working capital balance of $246.8 million primarily due to a net asset balance of $269.5 million of current derivative instruments partially offset by the timing of accruals, which included accrued capital expenditures of $8.1 million and accrued interest payable of $23.2 million.

We project that we will have sufficient liquidity and capital resources for the foreseeable future primarily because (1) of our borrowing capacity under our revolving credit facility, which does not mature until 2018; (2) we have commodity derivative contracts in place to cover a significant portion of our forecasted production through 2019 that will lessen the impact of the current lower commodity price environment; (3) we expect to fund our projected capital expenditures with cash flows from operations; (4) the maturity dates of our senior notes extend to 2021 and 2022; and (5) of our ability to execute non-core asset divestitures.

Revolving Credit Facility

OLLC is party to a $2.0 billion revolving credit facility, with a current borrowing base of $1.175 billion, that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of December 31, 2015, we had $836.0 million of outstanding borrowings and $2.1 million of outstanding letters of credit under our revolving credit facility. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. The next borrowing base redetermination is scheduled for the spring of 2016; however, we may seek an interim redetermination if the need arises. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to an unfavorable borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations.

A continued decline in commodity prices could result in a redetermination that lowers our borrowing base in the future and, in such case, we could be required to pledge additional properties as security for our revolving credit facility or repay any indebtedness in excess of the borrowing base. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility. Additionally, we will not be able to pay distributions to our unitholders in any quarter in which a borrowing base deficiency or an event of default occurred either before or after giving effect to such distribution or we are not in compliance with our revolving credit facility after giving effect to such distribution.

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

As of December 31, 2015, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

2022 Senior Notes

As of December 31, 2015, there was approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplement thereto.  In January 2015, we repurchased an aggregate principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes and recognized a gain of approximately $0.4 million.

2021 Senior Notes

As of December 31, 2015, there was $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of the our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto.

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Our revolving credit facility contains various covenants and restrictive provisions which, among other things, limit our ability to enter into commodity price hedges exceeding a certain percentage of production. It has been our practice to enter into costless collars and fixed price swaps primarily with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for options.  In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  In February 2015, cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives. In November 2015, we had cash settlement receipts of $16.5 million from the termination of certain WTI crude oil derivatives that were applied as premiums for new Brent crude oil derivatives.  As a part of the 2015 Beta Acquisition, we acquired crude oil derivatives. These derivatives were immediately restructured by terminating “in-the-money” crude oil derivatives settling in 2015 through 2016 and entering into new crude oil derivatives.  Cash settlement receipts of approximately $4.4 million from the termination of the crude oil derivatives were applied as premiums for the new crude oil swaps.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2015, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for 2015, 2014 and 2013 is presented on a combined basis, consisting of the consolidated financial information of the Partnership and the combined financial information of the previous owners. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Twelve Months Ended
	December 31,
	2015	2014	2013
Net cash provided by operating activities	$216,751	$254,273	$201,703
Net cash used in investing activities	337,569	1,386,109	214,559
Net cash provided by financing activities	120,447	1,111,108	5,969

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net income decreased by $511.1 million and net cash provided by operating activities decreased by $37.5 million. Production increased 9.8 Bcfe (approximately 12%) and the average realized sales price decreased to $3.85 per Mcfe as previously discussed under “—Results of Operations.” Cash paid for interest during 2015 was $107.3 million compared to $63.7 million during 2014. Net cash provided by operating activities in 2015 included $250.0 million of cash receipts on expired derivative instruments and we had a $19.7 million decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2015 compared to 2014.

Investing Activities. Net cash used in investing activities during 2015 was $337.6 million, of which $100.7 million was used to acquire oil and natural gas properties from third parties and $241.3 million was used for additions to oil and gas properties. Cash used in investing activities during 2014 was $1.39 billion, of which $1.08 billion was used to acquire oil and natural gas properties from third parties and $298.3 million was used for additions to oil and gas properties.  We received a post-closing settlement receipt of $9.6 million related to the July 2014 Wyoming acquisition during 2015.  See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding acquisitions and divestitures.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. During 2015 and 2014, additions to restricted investments were $5.7 million and $4.0 million, respectively. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. Distributions to partners during 2015 were $163.3 million compared to $154.9 million during 2014. The increase is primarily due to an increase in the number of outstanding units between periods partially offset by a decrease in the distribution paid during the fourth quarter of 2015. We paid $78.4 million to Memorial Resource in connection with the Property Swap in February 2015.  We paid $33.9 million to an operating subsidiary of MRD LLC in April 2014 to acquire certain oil and natural properties in East Texas. In October 2014, we paid $15.0 million to acquire oil and gas properties in the Rockies from Memorial Resource.  Capital contributions received from the previous owners were $1.9 million and $6.0 million during 2015 and 2014, respectively. The previous owners made distributions of $9.9 million during 2014 related to Classic.

During 2014, we issued a total of 24,840,000 common units generating gross proceeds of approximately $553.3 million, offset by approximately $12.5 million of costs incurred in conjunction with the issuance of common units. The net proceeds from these issuances, including our general partner’s proportional capital contributions, were primarily used to repay borrowings on our revolving credit facility.

We repurchased $54.2 million in common units during 2015, which represented a repurchase and retirement of 3,641,721 common units under the MEMP Repurchase Program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014).  We repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

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

The Partnership had net borrowings of $424.0 million under its revolving credit facility during 2015 that were primarily used to fund: (i) the purchase of the remaining interest in the Beta properties from a third party in November 2015, (ii) the Property Swap, (iii) common unit repurchases and (iv) its drilling program. The Partnership had borrowings of $1.45 billion under its revolving credit facility during 2014 that were used primarily to fund the Eagle Ford and Wyoming acquisitions and to fund its drilling program. Deferred financing costs of approximately $0.3 million were incurred during 2015 compared to approximately $11.5 million during 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Activities. Net income increased by $54.6 million and net cash provided by operating activities increased by $52.6 million. Production increased 19.6 Bcfe (approximately 31%) and the average realized sales price increased to $6.81 per Mcfe as previously discussed under “—Results of Operations.” Cash paid for interest during 2014 was $63.7 million compared to $42.6 million during 2013. Net cash provided by operating activities included $11.7 million of cash receipts on derivative instruments and we had a $7.8 million decrease in cash flow attributable to the timing of cash receipts and disbursements related to operating activities during 2014 compared to 2013.

Investing Activities. Net cash used in investing activities during 2014 was $1.39 billion, of which $1.08 billion was used to acquire oil and natural gas properties from third parties and $298.3 million was used for additions to oil and gas properties. Cash used in investing activities during 2013 was $214.6 million, of which $38.7 million was used to acquire oil and natural gas properties from third parties and $174.8 million was used for additions to oil and gas properties.  See Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding acquisitions and divestitures.

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

Financing Activities. We issued a total of 24,840,000 common units during 2014 generating gross proceeds of approximately $553.3 million, offset by approximately $12.5 million of costs incurred in conjunction with the issuance of common units. The net proceeds from these issuances, including our general partner’s proportional capital contributions, were primarily used to repay borrowings on our revolving credit facility.

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

After deducting underwriting discounts and offering expenses, net proceeds of $484.0 million from the issuances of the 2022 Senior Notes and $672.5 million from the issuances of the 2021 Senior Notes during 2014 and 2013, respectively, were used to repay portions of borrowings outstanding under the Partnership’s revolving credit facility and other general partnership purposes. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Senior Notes.

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

Distributions to partners during 2014 were $154.9 million compared to $96.6 million during 2013. The increase is primarily due to an increase in the outstanding units between periods and an increase in the distribution rate.   Distributions made by the previous owners during 2013 were $31.1 million.  See Note 1 and Note 12.

The Partnership had borrowings of $1.45 billion under its revolving credit facility during 2014 that were used primarily to fund the Eagle Ford and Wyoming acquisitions and to fund its drilling program. The Partnership had net payments of $268.0 million under its revolving credit facility during 2013. The previous owners had net repayments of $339.2 million under their revolving credit facilities during 2013. Deferred financing costs of approximately $11.5 million were incurred during 2014 compared to approximately $20.9 million during 2013.

The previous owners received contributions of $6.0 million and $96.8 million during 2014 and 2013, respectively, to partially fund their development and property acquisition program, to repay indebtedness and terminate the revolving credit facility attributable to Classic in December 2013 and to fund $8.3 million related to the Classic management buyout in November 2013. During 2014, the previous owners made distributions of $9.9 million related to Classic.  During 2013, the previous owners made distributions of $31.1 million, all of which was attributable to the Cinco Group.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2016.

On February 12, 2016, we paid a $8.3 million cash distribution for the fourth quarter 2015 to our unitholders and our general partner. This distribution represented an annualized amount of $0.40 per common unit. Assuming no further changes in the distribution rate and the number of common units and general partner units currently outstanding, the aggregate distribution paid to all of our unitholders in 2016 would total approximately $33.2 million.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2015. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Payment or Settlement due by Period
Contractual Obligation	Total	2016	2017 - 2018	2019-2020	Thereafter
		(in thousands)
Revolving credit facility (1)	$836,000	$—	$836,000	$—	$—
Senior Notes (2)
2021 Senior Notes	993,563	53,375	106,750	106,750	726,688
2022 Senior Notes	736,166	34,168	68,336	68,336	565,326
Estimated interest payments (3)	39,877	17,723	22,154	—	—
Asset retirement obligations (4)	164,164	1,175	10,875	8,691	143,423
Decommissioning Trust Agreement (5)	7,992	7,992	—	—	—
CO2 minimum purchase commitment (6)	30,307	7,393	12,580	10,334	—
Operating leases (7)	15,004	9,904	611	589	3,900
Midstream services (8)	35,788	5,121	10,227	10,213	10,227
Other	4,662	4,662	—	—	—
Total	$2,863,523	$141,513	$1,067,533	$204,913	$1,449,564

(1)

Represents the scheduled future maturities of principal amount outstanding for the periods indicated. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our revolving credit facility.

(2)

Represents the scheduled future interest payments on the 2021 Senior Notes and 2022 Senior Notes and principal payments. Interest accrues per annum and is payable semi-annually in arrears. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.

(3)

Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2015. In calculating these amounts, we applied the weighted-average interest rate during 2015 associated with such debt. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for the weighted-average variable interest rate charged during 2015 under our revolving credit facility. In addition, our estimate of payments for interest gives effect to interest rate swap agreements that were in place at December 31, 2015.

(4)

Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2015 balance sheet. See Note 6 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information regarding our asset retirement obligations.

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

(6)	Represents a firm agreement to purchase CO2 volumes related to our Bairoil properties in Wyoming.
(7)

Primarily represents leases for offshore Southern California right-of-way use and office space as well as equipment rentals. See Note 13 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our operating leases.

(8)	Represents processing fees associated with a minimum volume commitment related to certain of our properties located in East Texas.

Off–Balance Sheet Arrangements

As of December 31, 2015, we had no off–balance sheet arrangements.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production.  To reduce the impact of fluctuations in oil and natural gas prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix the future prices received.  It has been our practice to enter into costless collars and fixed price swaps only with lenders under our credit agreement. Historically, the Partnership has not paid or received premiums for options. In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.  In November 2015, we had cash settlement receipts of $16.5 million from the termination of certain WTI crude oil derivatives that were applied as premiums for new Brent crude oil derivatives.   As a part of our 2015 Beta Acquisition, we acquired crude oil derivatives. These derivatives were immediately restructured by terminating “in-the-money” crude oil derivatives settling in 2015 through 2016 and entering into new crude oil derivatives.  Cash settlement receipts of approximately $4.4 million from the termination of the crude oil derivatives were applied as premiums for the new crude oil swaps.

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

Collars. In a typical collar arrangement, we receive the excess, if any, of the contract floor price over the reference price, based on NYMEX, ICE, or regional quoted prices, and pay the excess, if any, of the reference price over the contract ceiling price. Collars are typically exercised in cash on a monthly basis only when the reference price is outside of floor and ceiling prices (the collar), otherwise they expire.  As of December 31, 2015, we did not have any outstanding collars.

The following table summarizes our derivative contracts as of December 31, 2015 and the average prices at which the production will be hedged:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,813	301,600	312,000	160,000
Weighted-average fixed price	$85.48	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	140,000	67,500	—	—
Spread	$(10.02)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	213,100	43,300	—	—
Weighted-average fixed price	$35.64	$37.55	$—	$—

Our basis swaps as of December 31, 2015 included in the table above are presented on a disaggregated basis below:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:

NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,003,333	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread - Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread - Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread - Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	100,000	37,500	—	—
Spread - Brent	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

The following table summarizes our derivative contracts as of December 31, 2014 and the average prices at which the production was hedged:

	2015	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	2,605,278	2,692,442	2,450,067	2,160,000	1,914,583
Weighted-average fixed price	$4.28	$4.40	$4.31	$4.51	$4.75

Collar contracts:
Average Monthly Volume (MMBtu)	350,000	—	—	—	—
Weighted-average floor price	$4.62	$—	$—	$—	$—
Weighted-average ceiling price	$5.80	$—	$—	$—	$—

Call spreads (1):
Average Monthly Volume (MMBtu)	80,000	—	—	—	—
Weighted-average sold strike price	$5.25	$—	$—	$—	$—
Weighted-average bought strike price	$6.75	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (MMBtu)	2,940,000	2,508,333	415,000	115,000	—
Spread	$(0.12)	$(0.04)	$0.00	$0.15	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	314,281	332,813	326,600	312,000	160,000
Weighted-average fixed price	$90.96	$85.83	$84.38	$83.74	$85.52

Collar contracts:
Average Monthly Volume (Bbls)	5,000	—	—	—	—
Weighted-average floor price	$80.00	$—	$—	$—	$—
Weighted-average ceiling price	$94.00	$—	$—	$—	$—

Basis swaps:
Average Monthly Volume (Bbls)	97,500	95,000	—	—	—
Spread	$(7.07)	$(9.56)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	149,200	84,600	—	—	—
Weighted-average fixed price	$43.02	$41.49	$—	$—	$—

(1)	These transactions were entered into for the purpose of eliminating the ceiling portion of certain collar arrangements, which effectively converted the applicable collars into swaps.

Our basis swaps as of December 31, 2014 included in the table above are presented on a disaggregated basis below:

	2015	2016	2017	2018
Natural Gas Derivative Contracts:

NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,280,000	2,103,333	300,000	—
Spread - Henry Hub	$(0.11)	$(0.06)	$(0.05)	$—

HSC basis swaps:
Average Monthly Volume (MMBtu)	150,000	135,000	115,000	115,000
Spread - Henry Hub	$(0.08)	$(0.07)	$0.14	$0.15

CIG basis swaps:
Average Monthly Volume (MMBtu)	210,000	—	—	—
Spread - Henry Hub	$(0.25)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	300,000	270,000	—	—
Spread - Henry Hub	$(0.09)	$0.06	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	57,500	55,000	—	—
Spread - WTI	$(9.73)	$(13.35)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	40,000	—	—
Spread - WTI	$(3.25)	$(4.34)	$—	$—

The change in volumes between the current and preceding fiscal year is primarily due to acquisitions and new drilling activity during 2015.

Interest Rate Risk

At December 31, 2015, we had $836.0 million of debt outstanding under our revolving credit facility, with a LIBOR Market Index Rate plus 2.00%, or 2.43%. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2015, we had the following interest rate swap open positions:

	2016	2017	2018
Average Monthly Notional (in thousands)	$400,000	$400,000	$100,000
Weighted-average fixed rate (1)	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

(1)	Weighted-average fixed rate does not include the margin that varies from 0.50% to 2.5% per annum according to the borrowing base usage and type of borrowing.

At December 31, 2014, we had the following interest rate open swap positions:

	2015	2016	2017
Average Monthly Notional (in thousands)	$314,167	$250,000	$250,000
Weighted-average fixed rate (1)	1.349%	1.029%	1.620%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

(1)	Weighted-average fixed rate does not include the margin that varies from 0.50% to 2.5% per annum according to the borrowing base usage and type of borrowing.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of debt issue costs and any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	December 31, 2015
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$680,858	$210,000
2022 Senior Notes, fixed-rate due August 1, 2022	483,721	149,097

Counterparty and Customer Credit Risk

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Partnership operates. The receivable is recognized when the cost is incurred. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See “Item 1. Business” for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. As of December 31, 2015, some of the lenders, or certain of their affiliates, under our revolving credit facility are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2015, after taking into effect netting arrangements, we had counterparty exposure of $380.9 million related to our derivative instruments. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $350.0 million against amounts outstanding under our revolving credit facility at December 31, 2015.

While we do not require our customers to post collateral and do not have a formal process in place to evaluate and assess the credit standing of our significant customers or the counterparties on our derivative contracts, we do evaluate the credit standing of our customers and such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating and latest financial information or, in the case of a customer with which we have receivables, reviewing its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. Some of the counterparties on our derivative contracts in place as of December 31, 2015 are lenders under our revolving credit facility with investment grade ratings, and we are likely to enter into any future derivative contracts with these or other lenders under our revolving credit facility that also carry investment grade ratings. Several of our significant customers for oil and natural gas receivables have a credit rating below investment grade or do not have rated debt securities. In these circumstances, we have considered the lack of investment grade credit rating in addition to the other factors described above.

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

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Under the supervision and with the participation of the Partnership’s management, including the principal executive officer and principal financial officer of our general partner, the Partnership assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Partnership’s management, including our general partner’s principal executive and financial officers, concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria set forth under the COSO Framework.

KPMG LLP, the independent registered public accounting firm who audited the Partnership’s consolidated and combined financial statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP:

We have audited Memorial Production Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Memorial Production Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Memorial Production Partners LP and subsidiaries as of December 31, 2015, the consolidated and combined balance sheet of Memorial Production Partners LP as of December 31, 2014, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Houston, Texas

February 24, 2016

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

Our general partner owes a contractual duty to our unitholders that is defined by our partnership agreement. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to cause us to incur indebtedness or other obligations that are nonrecourse to it. Except for limited circumstances under our partnership agreement and subject to its duty under our partnership agreement to act in good faith, our general partner has exclusive management power over our business and affairs.

Board Leadership Structure and Role in Risk Oversight

Leadership of our general partner’s board of directors is vested in a Chairman of the board. John A. Weinzierl serves as the Chairman of the board of directors of our general partner and as Chief Executive Officer of our general partner. Our general partner’s board of directors has determined that the combined roles of Chairman and Chief Executive Officer allows the board of directors to take advantage of the leadership skills of Mr. Weinzierl and is appropriate because Mr. Weinzierl works closely with our management team on a daily basis and is in the most knowledgeable position to determine the timing for board meetings and propose agendas for meetings. However, any director can suggest agenda items for a board meeting. Mr. Weinzierl’s in-depth knowledge of, and experience in, our business, history, structure and organization facilitates timely communications between our general partner’s management and the board of directors. Our general partner’s board of directors has also determined that having the Chief Executive Officer serve as a director enhances understanding and communication between management and the board of directors, allows for better comprehension and evaluation of our operations and ultimately improves the ability of the board of directors to perform its oversight role. In addition, our general partner’s board of directors believes that maintaining the combined Chairman and Chief Executive Officer positions contributes to a consistent strategy and direction for us and our unitholders by alleviating potential ambiguities in the decision-making process.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner as of February 24, 2016.

Name	Age	Position with our General Partner
John A. Weinzierl	47	Chief Executive Officer and Chairman
William J. Scarff	60	President
Robert L. Stillwell, Jr.	38	Vice President and Chief Financial Officer
Christopher S. Cooper	48	Senior Vice President and Chief Operating Officer
Kyle N. Roane	36	Senior Vice President, Compliance and Administration
Gregory M. Robbins	37	Senior Vice President, Corporate Development
Dennis G. Venghaus	34	Vice President and Chief Accounting Officer
Jason M. Childress	36	Vice President, General Counsel and Corporate Secretary
W. Donald Brunson	70	Director
Jonathan M. Clarkson	66	Director
Scott A. Gieselman	52	Director
Kenneth A. Hersh	53	Director
P. Michael Highum	65	Director
Tony R. Weber	53	Director

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

John A. Weinzierl has served as our general partner’s Chief Executive Officer and Chairman of the board of directors since January 2014. Previously, Mr. Weinzierl served as our general partner’s President, Chief Executive Officer and Chairman of the board from April 2011 to January 2014. Mr. Weinzierl also served as Chief Executive Officer and a director of Memorial Resource from January 2014 to January 2016.  Previously, Mr. Weinzierl served as President and Chief Executive Officer of MRD LLC from April 2011 to January 2014 and then as Chief Executive Officer until June 2014.  Prior to the completion of our initial public offering in December 2011, Mr. Weinzierl was a managing director and operating partner of NGP from December 2010. From July 1999 to December 2010, Mr. Weinzierl worked in various positions at NGP, where he became a managing director in December 2004. Mr. Weinzierl was appointed a venture partner of NGP from February 2012 to February 2013. From October 2006 until November 2011, Mr. Weinzierl was a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., a (i) natural gas gathering, processing and transportation company and (ii) developer of oil and natural gas properties, where he also served on the compensation committee. Mr. Weinzierl is a registered professional engineer in Texas.

The board believes Mr. Weinzierl’s degree and experience in petroleum engineering, his M.B.A. education, as well as his investment and business expertise honed at NGP brings valuable strategic, managerial and analytical skills to the board and us.

William J. Scarff has served as our general partner’s President since January 2014. Mr. Scarff also served as President of Memorial Resource from January 2014 to January 2016.  Previously, Mr. Scarff served as President of MRD LLC from January 2014 to June 2014.  From 2000 through January 2014, Mr. Scarff has served as President and Chief Executive Officer of several private exploration and production companies sponsored by NGP. From October 2010 until January 2014, Mr. Scarff was President and Chief Executive Officer of Propel Energy, LLC. Prior to that, he was President and Chief Executive Officer of Seismic Ventures, Inc. from 2006 to 2009. From 2005 to 2014, Mr. Scarff was President and Chief Executive Officer of Proton Operating Company, LLC and from 1999 to 2005, he was President and Chief Executive Officer of Proton Energy, LLC and its affiliates. From 1978 to 1999, Mr. Scarff held a variety of positions of increasing responsibility in Marathon Oil Company, Anadarko Production Company, Burlington Resources, Texas Meridian Resource Corporation and Hilcorp Energy Company.

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

Kyle N. Roane has served as our general partner’s Senior Vice President, Compliance and Administration since July 2015.  Previously, he served as our general partner’s Senior Vice President, General Counsel and Corporate Secretary from November 2014 to July 2015 and our Vice President, General Counsel and Corporate Secretary from January 2014 to November 2014. Previously, he served as our general partner’s General Counsel and Corporate Secretary from February 2012 through December 2013. Mr. Roane has also served as Senior Vice President, General Counsel and Corporate Secretary of Memorial Resource since November 2014 and was Vice President, General Counsel and Corporate Secretary from January 2014 to November 2014.  Previously, Mr. Roane served as Vice President, General Counsel and Corporate Secretary of MRD LLC from January 2014 to June 2014 and was General Counsel and Corporate Secretary of MRD LLC from February 2012 through December 2013.  From 2005 to February 2012, Mr. Roane practiced corporate and securities law at Akin, Gump, Strauss, Hauer & Feld L.L.P.

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

Dennis G. Venghaus has served as our general partner’s Vice President and Chief Accounting Officer since October 2015. Since January 2015, Mr. Venghaus has also served as Memorial Resource’s Vice President and Chief Accounting Officer and its Chief Accounting Officer since its formation. Previously, he served as the Controller of MRD LLC from January 2012 to June 2014 and our general partner from January 2012 to October 2015. Mr. Venghaus was with Opportune LLP from June 2010 to January 2012 as a Manager in the Complex Financial Reporting group. From September 2004 through June 2010, he held various positions in the audit practice at PricewaterhouseCoopers LLP in Houston, Texas, primarily serving energy clients. Mr. Venghaus is a Certified Public Accountant.

Jason M. Childress has served as our general partner’s Vice President, General Counsel and Corporate Secretary since July 2015. Mr. Childress has served as the Assistant General Counsel and Assistant Secretary of Memorial Resource since January 2014 and the Assistant General Counsel of MRD LLC from January 2013 to June 2014. From 2007 to January 2013, Mr. Childress practiced corporate and securities law at Akin, Gump, Strauss, Hauer & Feld L.L.P. Prior to that, he held various positions in the audit practice at PricewaterhouseCoopers LLP.

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

Jonathan M. Clarkson has served as a member of the board of directors of our general partner since December 2011. Mr. Clarkson recently retired as Chief Financial Officer for Matrix Oil Corporation effective January 1, 2016. He had served in that capacity since May 2012. Mr. Clarkson served as Chairman of the Houston Region of Texas Capital Bank from May 2009 until his retirement in December 2011. From 2003 to May 2009, he served as President and CEO of the Houston Region of Texas Capital Bank. From May 2001 to October 2002, Mr. Clarkson served as President, Chief Financial Officer and a director of Mission Resources Corp., an independent oil and gas exploration and production company. From 1999 through 2001, Mr. Clarkson served as President and Chief Operating Officer of Bargo Energy Company, a private company engaged in the acquisition and exploitation of onshore oil and natural gas properties, which merged with Mission Resources in May 2001. From 1987 to 1999, Mr. Clarkson served as Executive Vice President and Chief Financial Officer for Ocean Energy Corp. and its predecessor company United Meridian Corporation. From October 2006 until December 2009, Mr. Clarkson served on the board of directors, was chairman of the audit committee, and was a member of the compensation committee of Edge Petroleum Corp., an oil and gas exploration and production company. Mr. Clarkson currently serves on the board of directors, is chairman of the audit committee, and is a member of the corporate governance committee, of Parker Drilling Company. This service began in January 2012. Since September 2010, Mr. Clarkson has served on the advisory board of Rivington Capital Advisors, LLC, an investment banking firm focused on upstream energy sector investments.

The board believes that Mr. Clarkson brings to the board his substantial prior financial and executive management expertise including his experience as a chief financial officer in the oil and gas industry and his valuable prior board experience and audit and compensation committee service.

Scott A. Gieselman has served as a member of the board of directors of our general partner since September 2011.  Mr. Gieselman has also served as a member of the board of directors of Memorial Resource since its formation in January 2014 and was a member of MRD LLC’s board of managers from September 2011 to June 2014.  Mr. Gieselman has been a managing director of NGP since April 2007. Mr. Gieselman has served as a member of the board of directors of Rice Energy Inc. since January 2014. From 1988 to April 2007, Mr. Gieselman worked in various positions in the investment banking energy group of Goldman, Sachs & Co., where he became a partner in 2002.

The board believes that Mr. Gieselman’s considerable financial and energy investment banking experience, as well as his experience on the boards of numerous private energy companies bring important and valuable skills to the board of directors.

Kenneth A. Hersh has served as a member of the board of directors of our general partner since its formation in April 2011.  Mr. Hersh has also served as a member of the board of directors of Memorial Resource since its formation in January 2014 and was a member of MRD LLC’s board of managers from April 2011 to June 2014. Mr. Hersh is the Chief Executive Officer of NGP Energy Capital Management and a managing partner of NGP and has served in those or similar capacities since 1989. Mr. Hersh served as a director of NGP Capital Resources Company from November 2004 until September 2014.  Mr. Hersh served as a director of Resolute Energy Corporation from September 2009 to March 2012, as a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., from March 2006 until June 2011 and Energy Transfer Partners, L.L.C., the indirect general partner of Energy Transfer Partners, L.P., a natural gas gathering and processing and transportation and storage and retail propane company, from February 2004 through December 2009, and served as a director of LE GP, LLC, the general partner of Energy Transfer Equity, L.P., from October 2002 through December 2009. Mr. Hersh currently serves on the Dean’s Council of the Harvard Kennedy School.  He also served on the Advisory Council of the Graduate School of Business at Stanford University from 2009 through 2015.   He is a Senior Advisor to The Carlyle Group. He is also a member of the Council of Foreign Relations and of the World Economic Forum where he has been a featured speaker at its annual meeting held in Davos, Switzerland.

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

Messrs. Clarkson, Highum and Brunson currently serve on the audit committee, and Mr. Clarkson serves as the chairman. Messrs. Clarkson, Highum and Brunson meet the independence and experience standards established by NASDAQ and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The board of directors of our general partner has determined that Mr. Clarkson is an “audit committee financial expert” as defined under SEC rules. The audit committee held four meetings in 2015.

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

Every member of the conflicts committee must not be an officer or employee of our general partner or its affiliates, must otherwise be independent of our general partner and its affiliates (including Memorial Resource and NGP), and must meet the independence standards established by the NASDAQ Marketplace Rules and the Exchange Act to serve on an audit committee of a board of directors. We intend for the conflicts committee to generally have at least two members. Because our partnership agreement only requires that the conflicts committee have at least one member, during any time that the committee only has one member, that single member of the conflicts committee will be able to approve resolutions of conflicts of interest. It is possible that a single-member committee may not function as effectively as a multiple-member committee and, if we pursue a transaction with an affiliate while the conflicts committee has only one member, our limited partners will be deemed to have approved that transaction through the approval of that single-member committee, in the same manner as would have occurred had the committee consisted of more directors. The conflicts committee held seven meetings in 2015.

Meetings and Other Information

The board of directors of our general partner held six meetings in 2015.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of Memorial Production Partners GP LLC, we believe that during the year ended December 31, 2015 the officers and directors of Memorial Production Partners GP LLC and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Some of our general partner’s named executive officers are also executive officers of Memorial Resource, and we expect that certain of our general partner’s named executive officers will continue to devote a significant portion of their total business time to Memorial Resource and its operations. Compensation paid or awarded by us with respect to our general partner’s named executive officers reflects only the portion of Memorial Resource’s compensation expense allocated to us by Memorial Resource under the omnibus agreement. Memorial Resource has the ultimate decision-making authority with respect to the total compensation of its employees, including our general partner’s named executive officers, and (subject to the terms of the omnibus agreement) with respect to the portion of that compensation that is allocated to us. Any such compensation decision is not subject to any approval by the board of directors of our general partner.

Our general partner’s “named executive officers” for 2015 were:

Name	Principal Position
John A. Weinzierl	Chief Executive Officer and Chairman
William J. Scarff	President
Robert L. Stillwell, Jr.	Vice President and Chief Financial Officer
Christopher S. Cooper	Senior Vice President and Chief Operating Officer
Kyle N. Roane	Senior Vice President, Compliance and Administration

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

Compensation Setting Process

The portion of our general partner’s named executive officers’ salaries and bonuses incurred by Memorial Resource that was allocated to us, as reflected in the Summary Compensation Table below, was based on, estimated time spent on each entity for 2015 and 2014 and on production for 2013. Memorial Resource has designed a compensation program that emphasizes pay-for-performance. Our general partner’s Chief Executive Officer provides periodic recommendations to Memorial Resource regarding the compensation of our general partner’s other named executive officers.

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

Our LTIP allows for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”), other unit-based awards and unit awards. The purpose of awards under our LTIP is to provide additional incentive compensation to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. Our LTIP currently limits the number of common units that may be delivered pursuant to vested awards to 2,142,221 common units.  As of December 31, 2015, only 75,194 of those common units remained available for future awards meaning that substantially all authorized and available common units have been issued or have become subject to an outstanding award under the LTIP.  Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.

During the year ended December 31, 2015, our general partner’s named executive officers and independent directors were granted awards of restricted common units as indicated in the following table:

Aggregate Number
Award Recipient	of Restricted Units
John A. Weinzierl	64,875
William J. Scarff	38,487
Robert L. Stillwell, Jr.	50,201
Christopher S. Cooper	59,081
Kyle N. Roane	21,754
Jonathan M. Clarkson	8,091
P. Michael Highum	8,091
W. Donald Brunson	8,091

The board of directors of our general partner determines any awards made under our LTIP. With regard to the awards made during 2015, the board of directors took a number of factors into account, including:

•

the financial and operational performance of the Partnership for the year ended December 31, 2014, as well as the period beginning January 1, 2015 through May 2015 (including significant increases in proved reserves, average daily production and Adjusted EBITDA);

•

the significant number of transactions completed by the Partnership and integration of assets acquired in 2014 through May 2015 (including two acquisitions, two public equity offerings, and a debt offering);

•	the rapid and significant growth of the Partnership;
•	the financial and operational performance of the Partnership relative to the performance of other MLPs and other publicly traded oil and gas production companies;
•	the significant demand in Houston and worldwide for experienced oil and gas executives;
•	the significant demand in Houston and elsewhere for experienced MLP executives; and
•	information gathered by the board of directors regarding compensation paid to executives at other MLPs and other public oil and gas production companies.

For any subsequent year, the board of directors may take some or all of these factors into account, and may also consider other factors that it deems relevant at the time of determination.

On January 8, 2016, our general partner’s independent directors were granted additional awards, as indicated in the following table:

	Vesting	Aggregate Number
Award Recipient	Period	of Phantom Units
Jonathan M. Clarkson	1 year	51,867
P. Michael Highum	1 year	51,867
W. Donald Brunson	1 year	51,867

The awards were made pursuant to our LTIP and restricted or phantom unit agreements between our general partner and each award recipient. The awards are subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of our general partner’s management and independent directors. Award recipients have all the rights of a unitholder in us with respect to the restricted units, including the right to receive distributions thereon if and when distributions are made by us to our unitholders. With respect to the phantom units with DERs, the award recipients are entitled to receive a cash payment with respect to each phantom unit equal to any cash distribution made by us to our unitholders.  The restricted and phantom units vest and the forfeiture restrictions will generally lapse in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant (except with respect to the awards to our independent directors), so long as the award recipient remains in continuous service with our general partner and its affiliates.

If an award recipient’s service with our general partner or its affiliates is terminated prior to full vesting of the restricted or phantom units for any reason, then the award recipient will forfeit all unvested restricted or phantom units, except that, if an award recipient’s service is terminated either by our general partner (or an affiliate) without “cause” or by the award recipient for “good reason” (as such terms are defined in the restricted or phantom unit agreement) within one year following the occurrence of a change of control, all unvested restricted or phantom units will become immediately vested in full. If an award recipient’s service with our general partner or its affiliates is terminated by (i) our general partner with “cause” or (ii) by the award recipient’s resignation and engagement in “Competition” (as such term is defined in the restricted unit agreement) prior to full vesting of the restricted units, then our general partner has the right, but not the obligation, to repurchase the restricted units at a price per restricted unit equal to the lesser of (x) the fair market value of such restricted unit as of the date of the repurchase and (y) the price paid by the award recipient for such restricted unit.

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

The board of directors of Memorial Production Partners GP LLC

John A. Weinzierl
W. Donald Brunson
Jonathan M. Clarkson
Scott A. Gieselman
Kenneth A. Hersh
P. Michael Highum
Tony R. Weber

Employment Agreements

Neither Memorial Resource nor our general partner has entered into any employment agreements with any of our named executive officers, other than change of control agreements.

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

Summary Compensation Table

The following table includes the compensation earned by our general partner’s named executive officers and allocated to us by Memorial Resource for the years ended December 31, 2015, 2014 and 2013.

				Equity	All Other
Name and Position	Year	Salary	Bonus	Awards (5)	Compensation (6)	Total
John A. Weinzierl	2015	$212,500	$112,000	$975,009	$407,021	$1,706,530
(Chief Executive Officer and Chairman) (1) (7)	2014	165,000	—	2,800,008	468,106	3,433,114
	2013	83,152	285,313	2,249,996	320,292	2,938,753

William J. Scarff	2015	$175,000	$112,000	$574,996	$190,917	$1,052,913
(President)	2014	153,542	176,458	1,999,990	108,250	2,438,240

Robert L. Stillwell, Jr.	2015	$162,500	$100,000	$750,003	$82,491	$1,094,994
(Vice President and Chief Financial Officer) (2)	2014	123,750	96,250	250,007	44,830	514,837

Christopher S. Cooper	2015	$175,000	$112,000	$900,000	$96,792	$1,283,792
(Senior Vice President and Chief Operating Officer) (3)

Kyle N. Roane	2015	$175,000	$112,000	$325,005	$140,403	$752,408
(Senior Vice President, Compliance and Administration) (4)	2014	165,000	143,000	899,990	139,043	1,347,033
	2013	110,869	71,328	815,625	61,570	1,059,392

(1)	Mr. Weinzierl also served as President from April 2011 until January 2014.
(2)	Mr. Stillwell was appointed Vice President, Finance in July 2014 and appointed to Vice President and Chief Financial Officer in January 2015. Mr. Stillwell became a named executive officer in 2014.
(3)	Mr. Cooper has served as Senior Vice President and Chief Operating Officer since November 2014.
(4)

Mr. Roane served as Senior Vice President, General Counsel and Secretary from November 2014 until July 2015, Vice President, General Counsel and Corporate Secretary from January 2014 to November 2014, and General Counsel and Corporate Secretary in 2013.

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

(7)

Mr. Weinzierl was awarded a grant of 11,327 restricted units on January 9, 2015 in lieu of his cash bonus for 2015.  The grant date fair value of such award is determined by multiplying the number of restricted units granted by the closing price of common units on the date of grant of $15.45 per unit.

The following supplemental table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2015:

	Quarterly
	Distributions		Total
	Paid On		All Other
Name	LTIP Awards	Other	Compensation
John A. Weinzierl	$397,826	$9,195	$407,021
William J. Scarff	181,722	9,195	$190,917
Robert L. Stillwell, Jr.	73,297	9,194	$82,491
Christopher S. Cooper	87,598	9,194	$96,792
Kyle N. Roane	131,209	9,194	$140,403

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers in 2015.

		All Other
		Equity Awards:	Grant Date
		Number of	Fair Value of Unit
		Restricted Units	and Option Awards
Name	Grant Date	(#) (1)	($) (2)
John A. Weinzierl	01/09/15	11,327	175,002
	05/29/15	53,548	800,007

William J. Scarff	05/29/15	38,487	574,996

Robert L. Stillwell, Jr.	05/29/15	50,201	750,003

Christopher S. Cooper	01/09/15	33,981	525,006
	05/29/15	25,100	374,994

Kyle N. Roane	05/29/15	21,754	325,005

(1)	Represents the amount of restricted common units awarded to our named executive officers under the LTIP, none of which are tied to performance based criteria.
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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2015.

		Restricted Common
		Unit Awards
		Number of Units	Market Value of
		Units That Have	Units That Have
	Vesting	Have Not Vested	Have Not Vested
Name	Date (1)	(#)	($) (2)
John A. Weinzierl	Various	188,192	496,827
William J. Scarff	Various	98,090	258,958
Robert L. Stillwell, Jr.	Various	61,000	161,040
Christopher S. Cooper	Various	59,081	155,974
Kyle N. Roane	Various	63,036	166,415

(1)

One-third vests on the first, second, and third anniversaries of each date of grant. Of the 469,399 non-vested restricted common unit awards presented in the table, approximately 224,475 vest in 2016, 166,792 vest in 2017 and 78,132 vest in 2018. There were 15,387 restricted common units that vested on January 9, 2016.

(2)

Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2015 of $2.64 per unit.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to equity-based awards held by our named executive officers, which vested in 2015.

		Restricted Common Unit Awards
		Number of Units	Unit Price	Market Value of Units
Name	Vesting Date (1)	That Have Vested	On Vesting Date	That Have Vested
		(#) (2)		($) (3)
John A. Weinzierl	01/09/15	43,070	$15.45	665,432
	05/30/15	41,723	$14.94	623,342
	05/31/15	41,816	$14.94	624,731

William J. Scarff	05/30/15	29,802	$14.94	445,242

Robert L. Stillwell, Jr.	05/30/15	3,726	$14.94	55,666
	05/31/15	3,349	$14.94	50,034
	08/31/15	1,082	$7.69	8,321

Kyle N. Roane	01/09/15	284	$15.45	4,388
	05/30/15	13,411	$14.94	200,360
	05/31/15	15,878	$14.94	237,217

(1)	One-third vests on the first, second, and third anniversaries of each date of grant. There were 15,387 restricted common units that vested on January 9, 2016.
(2)	Represents gross vesting amounts prior to any units withheld for taxes.
(3)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units on the respective vesting date.

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

The following table quantifies our best estimates as to the amounts that each of our named executive officers would be entitled to receive upon a change of control, as applicable, assuming that such event occurred on December 31, 2015 and using our closing common unit price on such date of $2.64. The precise amount that each of our named executive officers would receive cannot be determined with any certainty until a change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Occurrence of a
Name	Change of Control
John A. Weinzierl	$496,827
William J. Scarff	258,958
Robert. L. Stillwell, Jr.	161,040
Christopher S. Cooper	155,974
Kyle N. Roane	166,415

Director Compensation

Officers or employees of our general partner or its affiliates, including Memorial Resource, the Funds, and NGP, who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives compensation as a “non-employee director” for attending meetings of the board of directors, as well as committee meetings. The following table presents information regarding compensation paid to the independent directors of our general partner during the year ended December 31, 2015.

	Fees Earned	Restricted	All Other
	or Paid in Cash	Unit Awards	Compensation	Total
Name	($)	($)(2)	(3)	($)
Jonathan M. Clarkson (1)	132,500	125,006	18,396	$275,902
P. Michael Highum	125,000	125,006	19,040	$269,046
W. Donald Brunson	125,000	125,006	15,777	$265,783

(1)	Serves as chairman of the audit committee.
(2)

Reflects the aggregate grant date fair value of restricted common unit awards granted under the LTIP calculated by multiplying the number of restricted common units granted to each director by the closing price of our common units on the date of grant ($15.45 with respect to the grants made to Messrs. Clarkson, Highum and Brunson on January 9, 2015). For information about assumptions made in the valuation of these awards, see Note 11 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” At December 31, 2015, Messrs. Clarkson, Highum, and Brunson had 9,434; 9,434; and 8,091 restricted units outstanding, respectively.

(3)	Represents quarterly distribution paid on LTIP Awards.

For 2016, the following compensation has been approved for the non-employee directors:

•	an annual retainer of $125,000 for each director payable quarterly in arrears;
•	an annual equity grant under our LTIP of $125,000 of phantom units based on the price per common unit on the date of grant, which will vest one year from the date of grant; and
•	an annual retainer of $7,500 for the chairman of the audit committee.

The phantom units were awarded to the non-employee directors in January 2016 and vest in January 2017. The awards included DERs pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distribution that we pay to a holder of a common unit. Upon vesting, the phantom units shall be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of January 31, 2016, the following table sets forth the beneficial ownership of our common units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	each director of our general partner;
•	each named executive officer of our general partner; and
•	all directors and executive officers of our general partner as a group.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Name of Beneficial Owner (1)	(2)	(3)
Jonathan M. Clarkson	32,652	*
P. Michael Highum	20,242	*
W. Donald Brunson	16,666	*
Kenneth A. Hersh	—	—
Tony R. Weber	—	—
Scott A. Gieselman	—	—
John A. Weinzierl	609,968	*
William J. Scarff	127,360	*
Robert L. Stillwell, Jr.	70,904	*
Christopher S. Cooper	55,382	*
Kyle N. Roane	100,656	*
All executive officers and directors as a group (14 persons)	1,196,359	1.44%
* Less than 1.0%

(1)	The address for all beneficial owners in this table is 500 Dallas Street, Suite 1800, Houston, Texas 77002.
(2)

Includes common units purchased in the directed unit program at the closing of our initial public offering as well as restricted common units awarded under the Memorial Production Partners GP LLC Long-Term Incentive Plan.

(3)	Based on 82,943,323 common units outstanding.

Our general partner’s independent directors also beneficially own derivative securities.  On January 8, 2016, each independent director of our general partner was awarded 51,867 phantom units, which vest on January 8, 2017. The awards included DERs pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distribution that we pay to a holder of a common unit. Upon vesting, the phantom units shall be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units.  See Item 11. “Executive Compensation” for additional information.

Memorial Production Partners GP LLC, our general partner, owns 50% of all of our IDRs and a 0.1% general partner interest in us. The following table sets forth the approximate beneficial ownership of equity interests in our general partner.

Class A Member Interest
Name of Beneficial Owner	(1)
Memorial Resource (2)(3)(4)	100%

(1)

In December 2013, our general partner redeemed all non-voting interests owned by Natural Gas Partners VIII, L.P. (“NGP VIII”), Natural Gas Partners IX, L.P. (“NGP IX”) and NGP IX Offshore Holdings, L.P. (“NGP IX Offshore” and, together with NGP VIII and NGP IX, the “Funds”). In consideration for this redemption, the Funds received 50% of our incentive distribution rights. Memorial Resource owns 100% of the sole member interests in our general partner, which are classified as Class A membership interests, and will be entitled to 50% of any cash distributions made or common units issued to our general partner with respect to our general partner’s 0.1% general partner interest in  us.

(2)

Our general partner is controlled by Memorial Resource. MRD Holdco LLC, a holding company controlled by the Funds (“MRD Holdco”), together with a group controls Memorial Resource. MRD Holdco is controlled by NGP VIII, NGP IX and NGP IX Offshore. Mr. Hersh will share in distributions made by us with respect to interests held by our general partner in proportion to his pecuniary interests. Mr. Hersh disclaims beneficial ownership of the reported securities in excess of his pecuniary interest in such securities. In addition, our general partner’s other non-independent directors and certain of our general partner’s executive officers have indirect financial interests in Memorial Resource and its affiliates.

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

(4)	The address for NGP VIII, NGP IX and NGP IX Offshore is 5221 N. O’Connor Boulevard, Suite 1100, Irving, Texas 75039.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Long-Term Incentive Plan	—	—	75,194

(1)

Our general partner adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan in December 2011 in connection with the completion of our initial public offering.  See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Long Term Incentive Compensation” for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Memorial Resource owns 100% of the voting membership interests in our general partner, and the Funds collectively indirectly own 50% of our incentive distribution rights. As of January 31, 2016, our general partner owns an approximate 0.1% general partner interest in us, evidenced by 86,797 general partner units, and 50% of our incentive distribution rights.

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

Formation Stage

The consideration received by our general partner and Memorial Resource prior to or in connection with our initial public offering	•	7,061,294 common units. All of these units were sold to the public in a secondary offering by Memorial Resource in November 2013;
	•	5,360,912 subordinated units, all of which converted to common units on February 13, 2015. MRD Holdco sold all of such common units and no longer owns any of our common units;
	•	21,444 general partner units;
	•	all of our incentive distribution rights (50% of which were transferred to the Funds in December 2013); and
	•	approximately $280 million in cash.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 99.9% to our unitholders, pro rata and 0.1% to our general partner, assuming it makes any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to a maximum of 25.0% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of less than $0.1 million on its general partner units.

For the twelve months ended December 31, 2015, our general partner and its affiliates received an aggregate of $3.3 million in cash distributions from us, which consisted of approximately $3.0 million in respect of subordinated units prior to their conversion to common units and approximately $0.3 million in respect of our general partner units and the general partner’s incentive distribution rights.

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

For the twelve months ended December 31, 2015, we reimbursed our general partner and its affiliates an aggregate of $27.0 million for all direct and indirect expenses incurred or payments made on our behalf and all other expenses allocable to us or otherwise incurred in connection with operating our business

Withdrawal or removal of our general partner

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

Classic Agreements

In November 2011, Classic Hydrocarbons Operating, LLC, a subsidiary of Memorial Resource (“Classic Operating”), and Classic Pipeline & Gathering, LLC (“Classic Pipeline”), a subsidiary of MRD Holdco, entered into a gas gathering agreement.  Pursuant to the gas gathering agreement, Classic Operating dedicated to Classic Pipeline all of the natural gas produced (up to 50,000 MMBtus per day) on the properties operated by Classic Operating within certain counties in Texas through 2020, subject to one-year extensions at either party’s election. In May 2014, Classic Operating and Classic Pipeline amended the gas gathering agreement with respect to Classic Operating’s remaining assets located in Panola and Shelby Counties, Texas. Under the amended gas gathering agreement, Classic Operating agreed to pay a fee of (i) $0.30 per MMBtu, subject to an annual 3.5% inflationary escalation, based on volumes of natural gas delivered and processed and (ii) $0.07 per MMBtu per stage of compression plus its allocated share of compressor fuel. The amended gas gathering agreement had a term until December 31, 2023, subject to one-year extensions at either party’s election. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline’s Joaquin gathering system.

In May 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement has a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline. Effective July 1, 2015, the fee was reduced to $0.40 per barrel. In February 2015, in connection with and as part of the Property Swap, Classic Hydrocarbons Holdings, L.P. sold all of the equity interests owned by it in Classic Operating as well as Craton Energy GP III, LLC (“Craton GP”) and Craton Energy Holdings III, LP (“Craton LP”), two subsidiaries of Memorial Resource, to OLLC, and Classic Operating, Craton GP and Craton LP were merged into OLLC.  OLLC is therefore the successor to Classic Operating under the terminated amended gas gathering agreement and water disposal agreement.  In November 2015, MRD Holdco contributed its salt water disposal system to us.

Acquisitions of Oil and Natural Gas Producing Properties

Property Swap

In February 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78.4 million in cash for Memorial Resource’s East Texas and Louisiana oil and gas properties. The transaction had an effective date of January 1, 2015. The properties MEMP received are primarily located in the Joaquin Field in Shelby and Panola counties in East Texas.

The above transaction was approved by the general partner’s board of directors and by its conflicts committee.  Some of the executive officers of our general partner hold similar positions with Memorial Resource, and many of the directors of our general partner own economic interests, investments and other economic incentives in affiliates of Memorial Resource. All of our general partner’s non-independent directors also have indirect economic interests in the Funds that entitle them to a portion of the profits generated by the Funds in excess of certain return thresholds.

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

Under the Code of Business Conduct and Ethics, any executive officer of our general partner is required to avoid conflicts of interest unless approved by the board of directors. The board of directors of our general partner establishes a conflicts committee from time to time comprised of three independent directors. Our general partner may, but is not required to, seek the approval of the conflicts committee in connection with future acquisitions from (or other transactions with) Memorial Resource or any of its affiliates. In the case of any sale of equity or debt by us to Memorial Resource or any of its affiliates, we anticipate that our practice will be to obtain the approval of the conflicts committee for the transaction. The conflicts committee is entitled to hire its own financial and legal advisors in connection with any matters on which the board of directors of our general partner has sought the conflicts committee’s approval.

Memorial Resource and its affiliates are free to offer properties to us on terms it or they deem acceptable, and the board of directors of our general partner (or the conflicts committee) is free to accept or reject any such offers, negotiating terms it deems acceptable to us. As a result, the board of directors of our general partner (or the conflicts committee) will decide, in its sole discretion, the appropriate value of any assets offered to us by Memorial Resource or its affiliates. In so doing, we expect the board of directors (or the conflicts committee) will consider a number of factors in its determination of value, including, without limitation, production and reserve data, operating cost structure, current and projected cash flows, financing costs, the anticipated impact on distributions to our unitholders, production decline profile, commodity price outlook, reserve life, future drilling inventory and the weighting of the expected production between oil and natural gas.

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

The audit committee of the board of directors of our general partner selected KPMG LLP (“KPMG”), an independent registered public accounting firm, to audit our consolidated and combined financial statements for the year ended December 31, 2015. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this annual report for the year ended December 31, 2015 were approved by the audit committee.

The following table summarizes the aggregate KPMG fees for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	2015	2014
Audit fees (1)	$2,047	$1,800
Audit-related fees (2)	—	—
Tax fees (3)	—	414
All other fees (4)	—	—
Total	$2,047	$2,214

(1)

Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. For 2015 and 2014, those fees primarily related to the (i) audit of our annual financial statements and internal controls over financial reporting included in our annual reports, (ii) the review of our quarterly financial statements filed on Form 10-Q, and (iii) services in connection with the Partnership’s  acquisitions.

(2)

Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by KPMG during the years ended December 31, 2015 and 2014.

(3)

Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.  No such services were rendered by KPMG during the year ended December 31, 2015.

(4)

All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by KPMG during the years ended December 31, 2015 and 2014.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: February 24, 2016	By:	/s/ Robert L. Stillwell, Jr.
Robert L. Stillwell, Jr.
Vice President and Chief Financial Officer of Memorial Production Partners GP LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with Memorial Production Partners GP LLC)	Date

/s/ John A. Weinzierl	Chief Executive Officer and Chairman	February 24, 2016
John A. Weinzierl	(Principal Executive Officer)

/s/ Robert L. Stillwell, Jr.	Vice President and Chief Financial Officer	February 24, 2016
Robert L. Stillwell, Jr.	(Principal Financial Officer)

/s/ Dennis G. Venghaus	Vice President and Chief Accounting Officer	February 24, 2016
Dennis G. Venghaus	(Principal Accounting Officer)

/s/ Jonathan M. Clarkson	Director	February 24, 2016
Jonathan M. Clarkson

/s/ W. Donald Brunson	Director	February 24, 2016
W. Donald Brunson

/s/ Scott A. Gieselman	Director	February 24, 2016
Scott A. Gieselman

/s/ Kenneth A. Hersh	Director	February 24, 2016
Kenneth A. Hersh

/s/ P. Michael Highum	Director	February 24, 2016
P. Michael Highum

/s/ Tony R. Weber	Director	February 24, 2016
Tony R. Weber

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEMORIAL PRODUCTION PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited the accompanying consolidated balance sheet of Memorial Production Partners LP and subsidiaries (the Partnership) as of December 31, 2015, the consolidated and combined balance sheet of Memorial Production Partners LP as of December 31, 2014, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Memorial Production Partners LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated and combined financial statements, the balance sheet as of December 31, 2014, and the related statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2015 have been prepared on a combined basis of accounting.

As discussed in Note 1 and Note 2 to the consolidated and combined financial statements, Memorial Production Partners LP changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, as discussed in Note 1 and Note 2 to the consolidated and combined financial statements, Memorial Production Partners LP changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Memorial Production Partners LP and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 24, 2016

MEMORIAL PRODUCTION PARTNERS LP

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except outstanding units)

	December 31,	December 31,
	2015	2014*
ASSETS
Current assets:
Cash and cash equivalents	$599	$970
Accounts receivable:
Oil and natural gas sales	21,988	46,413
Joint interest owners and other	38,251	36,937
Short-term derivative instruments	272,320	208,585
Prepaid expenses and other current assets	7,028	11,032
Total current assets	340,186	303,937
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,616,325	3,329,338
Support equipment and facilities	205,876	198,088
Other	2,671	3,020
Accumulated depreciation, depletion and impairment	(1,878,549)	(1,060,114)
Property and equipment, net	1,946,323	2,470,332
Long-term derivative instruments	461,810	311,802
Restricted investments	152,631	77,361
Other long-term assets	5,053	5,062
Total assets	$2,906,003	$3,168,494

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,792	$23,609
Accounts payable - affiliates	3,339	6,409
Revenues payable	25,504	30,110
Accrued liabilities (Note 2)	52,923	89,567
Short-term derivative instruments	2,850	3,289
Total current liabilities	93,408	152,984
Long-term debt (Note 8)	2,000,579	1,574,147
Asset retirement obligations	162,989	112,702
Long-term derivative instruments	1,441	—
Deferred tax liabilities	2,094	32,347
Total liabilities	2,260,511	1,872,180
Commitments and contingencies (Note 13)
Equity:
Partners' equity (deficit):
Common units (82,906,400 units outstanding at December 31, 2015 and 80,421,992 units outstanding at December 31, 2014)	644,644	1,085,265
Subordinated units (no outstanding units at December 31, 2015 and 5,360,912 units outstanding at December 31, 2014)	—	(16,419)
General partner (86,797 units outstanding at December 31, 2015 and December 31, 2014)	848	1,251
Previous owners	—	220,657
Total partners' equity	645,492	1,290,754
Noncontrolling interests	—	5,560
Total equity	645,492	1,296,314
Total liabilities and equity	$2,906,003	$3,168,494

See Accompanying Notes to Consolidated and Combined Financial Statements.

* See Note 1 for information regarding recast amounts and basis of financial statement presentation

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Year Ended
	December 31,
	2015	2014*	2013*
Revenues:
Oil & natural gas sales	$355,422	$561,677	$391,440
Pipeline tariff income and other	2,725	4,366	3,075
Total revenues	358,147	566,043	394,515

Costs and expenses:
Lease operating	168,199	143,733	94,591
Gathering, processing and transportation	34,939	31,892	25,055
Exploration	2,317	2,750	1,322
Taxes other than income	25,828	33,141	18,447
Depreciation, depletion, and amortization	195,814	185,955	113,814
Impairment of proved oil and natural gas properties	616,784	407,540	4,072
General and administrative	56,671	49,124	54,947
Accretion of asset retirement obligations	7,125	5,773	4,988
(Gain) loss on commodity derivative instruments	(462,890)	(492,254)	(26,133)
(Gain) loss on sale of properties	(2,998)	—	(2,848)
Other, net	(665)	(11)	647
Total costs and expenses	641,124	367,643	288,902
Operating income (loss)	(282,977)	198,400	105,613
Other income (expense):
Interest expense, net	(114,732)	(83,550)	(44,302)
Other income (expense)	43	(657)	2
Total other income (expense)	(114,689)	(84,207)	(44,300)
Income (loss) before income taxes	(397,666)	114,193	61,313
Income tax benefit (expense)	2,175	1,421	(308)
Net income (loss)	(395,491)	115,614	61,005
Net income (loss) attributable to noncontrolling interest	386	32	267
Net income (loss) attributable to Memorial Production Partners LP	$(395,877)	$115,582	$60,738

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(395,877)	$115,582	$60,738
Net (income) loss allocated to previous owners	2,268	2,465	(52,012)
Net (income) loss allocated to general partner	327	(206)	(49)
Net (income) loss allocated to NGP IDRs	(83)	(88)	—
Limited partners' interest in net income (loss)	$(393,365)	$117,753	$8,677

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(4.71)	$1.66	$0.19
Weighted average limited partner units outstanding:
Basic and diluted	83,528	70,859	46,017

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2015	2014*	2013*
Cash flows from operating activities:
Net income (loss)	$(395,491)	$115,614	$61,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	195,814	185,955	113,814
Impairment of proved oil and natural gas properties	616,784	407,540	4,072
(Gain) loss on derivative instruments	(458,216)	(492,405)	(26,681)
Cash settlements (paid) received on expired derivative instruments	250,043	11,693	22,678
Cash settlements on terminated commodity derivatives	47,930	—	—
Premiums paid for commodity derivatives	(47,930)	—	—
Deferred income tax expense (benefit)	(2,234)	(1,548)	—
Amortization of deferred financing costs	6,058	4,227	6,013
Accretion of senior notes net discount	2,430	1,921	504
Accretion of asset retirement obligations	7,125	5,773	4,988
Amortization of equity awards	10,809	7,874	3,558
Settlement of asset retirement obligations	(1,430)	—	—
Gain on sale of properties	(2,998)	—	(2,848)
Exploration costs	2,078	1,960	95
Non-cash compensation expense	—	—	1,057
Changes in operating assets and liabilities:
Accounts receivable	15,528	(18,022)	1,269
Prepaid expenses and other assets	2,275	(2,695)	(1,052)
Payables and accrued liabilities	(32,068)	27,037	12,999
Other	244	(651)	232
Net cash provided by operating activities	216,751	254,273	201,703
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(100,730)	(1,083,761)	(38,664)
Acquisition post-closing adjustment receipts	9,570	—	—
Additions to oil and gas properties	(241,299)	(298,274)	(174,821)
Additions to other property and equipment	—	(98)	(238)
Additions to restricted investments	(5,690)	(3,976)	(5,361)
Proceeds from the sale of oil and natural gas properties	580	—	4,525
Net cash used in investing activities	(337,569)	(1,386,109)	(214,559)
Cash flows from financing activities:
Advances on revolving credit facilities	562,000	1,446,000	958,355
Payments on revolving credit facilities	(138,000)	(1,137,000)	(1,565,537)
Proceeds from senior notes	—	492,425	688,563
Deferred financing costs	(341)	(11,494)	(20,924)
Repurchase of senior notes	(2,914)	—	—
Capital contributions from previous owners	1,912	5,990	96,803
Contributions related to sale of assets to NGP affiliate	860	—	2,013
Proceeds from general partner contributions	—	570	521
Proceeds from the issuance of common units	—	553,288	511,204
Costs incurred in conjunction with issuance of common units	—	(12,510)	(21,066)
Purchase of noncontrolling interest	(5,946)	—	—
Distributions to partners	(163,259)	(154,852)	(96,643)
Distribution to Memorial Resource (see Note 1)	(78,396)	(48,880)	(151,714)
Distribution to NGP affiliates (see Note 1)	—	—	(355,495)
Restricted units returned to plan	(1,285)	(1,012)	—
Repurchases under unit repurchase program	(54,184)	(11,531)	—
Distributions made by previous owners	—	(9,886)	(31,098)
Cash retained by previous owners	—	—	(9,013)
Net cash provided by financing activities	120,447	1,111,108	5,969
Net change in cash and cash equivalents	(371)	(20,728)	(6,887)
Cash and cash equivalents, beginning of period	970	21,698	28,585
Cash and cash equivalents, end of period	$599	$970	$21,698

See Accompanying Notes to Consolidated and Combined Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

See Note 2 for Supplemental Cash Flow information

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	Previous	NGP	Noncontrolling
	Common	Subordinated	Partner	Owners	IDRs	Interest	Total
Balance, December 31, 2012*	301,204	20,156	450	537,792	—	5,261	864,863
Net income (loss)	7,880	797	49	52,012	—	267	61,005
Net proceeds from the issuance of common units	490,138	—	—	—	—	—	490,138
Contributions	—	—	521	96,803	—	—	97,324
Distribution attributable to net assets acquired (Note 1)	(490,400)	(67,242)	(559)	55,281	—	—	(502,920)
Net book value of net assets acquired (Note 12)	355,159	48,739	403	(404,301)	—	—	—
Amortization of equity awards	3,558	—	—	—	—	—	3,558
Distributions	(85,342)	(11,165)	(136)	(31,098)	—	—	(127,741)
Other	(122)	—	—	(2,302)	—	—	(2,424)
Net assets retained by previous owners	—	—	—	(20,782)	—	—	(20,782)
Balance, December 31, 2013*	582,075	(8,715)	728	283,405	—	5,528	863,021
Net income (loss)	113,573	4,180	206	(2,465)	88	32	115,614
Net proceeds from the issuance of common units	540,698	—	—	—	—	—	540,698
Contributions	—	—	570	5,990	—	—	6,560
Distributions	(142,719)	(11,794)	(251)	(9,886)	(88)	—	(164,738)
Distribution attributable to net assets acquired (Note 12)	(2,321)	(90)	(2)	—	—	—	(2,413)
Distribution of net asset to MRD Holdco	—	—	—	(26,131)	—	—	(26,131)
Amortization of equity awards	7,874	—	—	—	—	—	7,874
Tax related effects attributable to Memorial Resource restructuring and initial public offering	—	—	—	(30,483)	—	—	(30,483)
Common units repurchased under repurchase program (Note 9)	(12,903)	—	—	—	—	—	(12,903)
Restricted units repurchased (See Note 9)	(1,012)	—	—	—	—	—	(1,012)
Other	—	—	—	227	—	—	227
Balance, December 31, 2014*	$1,085,265	$(16,419)	$1,251	$220,657	$—	$5,560	$1,296,314
Net income (loss)	(393,395)	30	(327)	(2,268)	83	386	(395,491)
Contributions (Note 12)	2,962	—	3	1,912	—	—	4,877
Distributions	(159,975)	(2,949)	(252)	—	(83)	—	(163,259)
Distribution attributable to net assets transferred (Note 1)	(78,318)	—	(78)	—	—	—	(78,396)
Net book value of net assets exchanged (Note 1)	250,791	—	251	(248,321)	—	—	2,721
Purchase of noncontrolling interest	—	—	—	—	—	(5,946)	(5,946)
Amortization of equity awards	10,809	—	—	—	—	—	10,809
Conversion of subordinated units to common units	(19,338)	19,338	—	—	—	—	—
Common units repurchased under repurchase program (Note 9)	(52,813)	—	—	—	—	—	(52,813)
Restricted units repurchased and other	(1,344)	—	—	—	—	—	(1,344)
Deferred tax liability retained by previous owner (Note 2)	—	—	—	28,020	—	—	28,020
Balance, December 31, 2015	$644,644	$—	$848	$—	$—	$—	$645,492

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer collectively to:

•	Certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 from WHT Energy Partners (“WHT”) (the “WHT Properties”).
•

Certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies that the Partnership acquired through equity and asset transactions on October 1, 2013 from both MRD LLC and certain affiliates of NGP as discussed below. We refer to this transaction as the “Cinco Group acquisition.”

•

Certain oil and natural gas properties primarily located in East Texas and assets in Louisiana that the Partnership acquired in February 2015 from certain operating subsidiaries of Memorial Resource in exchange for cash and certain of our oil and natural gas properties primarily located in North Louisiana.  We refer to this transaction as the “Property Swap.”  The acquired East Texas oil and natural gas properties were owned by Classic Hydrocarbons Holdings, L.P. or its subsidiaries (“Classic”).

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

The previous owners combined financial statements reflect: (i) the WHT Properties, (ii) the financial statements of Boaz Energy, LLC (“Boaz”), Crown Energy Partners, LLC (“Crown”), the Crown net profits overriding royalty interest and overriding royalty interest (“Crown NPI/ORRI”), Propel Energy SPV LLC (“Propel SPV”), together with its wholly-owned subsidiary Propel Energy Services, LLC (“Propel Energy Services”), Stanolind Oil and Gas SPV LLC (“Stanolind SPV”), Tanos Energy, LLC (“Tanos”), together with its wholly-owned subsidiaries, Prospect Energy, LLC (“Prospect”), and certain oil and natural gas properties in Jackson County, Texas (the “MRD Assets”) (collectively, the “Cinco Group”) on a combined basis for periods after common control commenced through the date of acquisition. The Partnership acquired substantially all of the Cinco Group on October 1, 2013 from: (a) Boaz Energy Partners, LLC (“Boaz Energy Partners”), Crown Energy Partners Holdings, LLC (“Crown Holdings”), Propel Energy, LLC (“Propel Energy”) and Stanolind Oil and Gas LP (“Stanolind”), all of which are primarily owned by two of the Funds, and (b) MRD LLC.

The ownership interest of the noncontrolling shareholder in the San Pedro Bay Pipeline Company (“SPBPC”), an indirect majority-owned subsidiary of REO, was presented as noncontrolling interest in the financial statements for the periods prior to November 3, 2015. On November 3, 2015, we purchased the noncontrolling interest in SPBPC for approximately $6.0 million and completed an acquisition of the remaining interests in our oil and gas properties offshore Southern California (the “Beta properties”) from a third party for approximately $94.6 million (the “2015 Beta Acquisition”). See Note 3 for additional information regarding the 2015 Beta Acquisition.

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

We have elected to early adopt new accounting pronouncements related to the presentation of deferred taxes and debt issuance costs as of December 31, 2015.  See Note 2 for more information.  A retrospective change to the December 31, 2014 balance sheet as previously presented was required due to the adoption.  The retrospective adjustment to the December 31, 2014 balance sheet is shown below:

	Previously Reported December 31, 2014	Adjustment Effect	As Adjusted December 31, 2014
	(In thousands)
Prepaid expenses and other current assets	14,201	(3,169)	11,032
Other long-term assets	23,159	(18,097)	5,062
Accrued liabilities	90,974	(1,407)	89,567
Long-term debt	1,595,413	(21,266)	1,574,147
Deferred tax liabilities	30,940	1,407	32,347

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These restricted investments consist of money market deposit accounts, money market mutual funds, and commercial paper, all held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure. Neither we nor and the previous owners have experienced any losses from such instruments.

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us and the previous owners. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. Management determined that an allowance for uncollectible accounts was unnecessary at both December 31, 2015 and 2014, respectively.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

has not been made within a twelve-month period after drilling is complete. Exploration costs such as geological, geophysical, and seismic costs are expensed as incurred.

As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributed to the properties are subject to depreciation and depletion. Depletion of capitalized costs is provided using the units-of-production method based on proved oil and gas reserves related to the associated field. Capitalized drilling and development costs of producing oil and natural gas properties are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves.  Support equipment and facilities, which are primarily related to our Wyoming and California assets, are depreciated using the straight-line method generally based on estimated useful lives of fifteen to forty years.

On the sale or retirement of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts, and any gain or loss is recognized.

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2015, 2014 and 2013.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our internally prepared reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2015.

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

Debt Issuance Costs

These costs are recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method and generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2015, 2014 and 2013 was approximately $6.1 million, $4.2 million, and $6.0 million, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable.  This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Impairment expense for the years ended December 31, 2015, 2014 and 2013 was approximately $616.8 million, $407.5 million, and $4.1 million, respectively.

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

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2015 or 2014.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Years Ending December 31,
	2015	2014	2013
Major customers:
Phillips 66	12%	12%	14%
Royal Dutch Shell plc and subsidiaries	14%	n/a	n/a
Sinclair Oil & Gas Company	18%	11%	n/a

General and Administrative Expense

We and our general partner have entered into an omnibus agreement with a wholly-owned subsidiary of Memorial Resource pursuant to which, among other things, Memorial Resource performs all operational, management and administrative services on our general partner’s and our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its affiliates on our behalf. Memorial Resource allocated indirect general and administrative costs based on time allocations for the years ended December 31, 2015 and 2014 and on production for the year ended December 31, 2013. Under our partnership agreement and the omnibus agreement, we reimburse Memorial Resource for all direct and indirect costs incurred on our behalf. See Note 12 for additional information regarding the omnibus agreement.

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

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the units of production method.  For the years ended December 31, 2015 and 2014, we had $2.1 million and $2.8 million in capitalized interest, respectively.  We did not have any capitalized interest for the year ended December 31, 2013.

Income Tax

We are organized as a pass-through entity for federal and most state income tax purposes. As a result, our partners are responsible for federal and state income taxes on their share of our taxable income. Certain of our consolidated subsidiaries are taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax for partnership activity in the state of Texas.

We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. We recognize interest and penalties accrued to unrecognized tax benefits in other income (expense) in our consolidated statement of operations.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through effective settlement with a taxing authority.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity Compensation

The fair value of equity-classified awards (e.g., restricted common unit awards) is amortized to earnings over the requisite service or vesting period. Compensation expense for liability-classified awards (e.g., phantom units awards) are recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. We currently have no awards subject to performance criteria; however, such awards would vest when it is probable that the performance criteria will be met and the requisite service period has been met. Generally, no compensation expense is recognized for equity instruments that do not vest. See Note 11 for further information.

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

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2015	2014
Accrued capital expenditures	$8,110	$36,042
Accrued interest payable	23,192	24,673
Accrued lease operating expense	16,843	15,594
Accrued ad valorem taxes	1,426	8,281
Accrued general and administrative expenses	1,961	1,276
Environmental liability	216	2,092
Asset retirement obligation - current	1,175	—
Other	—	1,609
	$52,923	$89,567

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2015	2014	2013
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$107,272	$63,709	$42,599
Cash paid for taxes	472	151	168
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(27,932)	13,759	18,779
(Increase) decrease in accounts receivable related to acquisitions	9,698	(5,854)	(4,301)
Repurchases under unit repurchase program	—	1,372	—
Assumptions of asset retirement obligations related to properties acquired	23,754	4,265	1,581

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements

Balance Sheet Classification of Deferred Taxes.  In November 2015, the FASB issued an accounting standards update that requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this guidance and applied the disclosure requirements retrospectively to the consolidated financial statements and footnote disclosure.

Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the Board FASB issued an accounting standards update that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  Disclosure of the effect on earnings of any amounts an acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date is required.  The disclosure is required for each affected income statement line item and may be presented separately on the face of the income statement or in the notes to the financial statements.  The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Partnership does not expect the impact of adopting this guidance to be material to the Partnership’s financial statements and related disclosures.

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

Presentation of Debt Issuance Cost.  In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Partnership has chosen to adopt this standard and have applied this guidance in its consolidated financial statements and footnote disclosures.

In August 2015, the FASB issued an accounting standards update that incorporates SEC guidance clarifying that debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership has elected this presentation in its consolidated financial statements and footnote disclosure.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Acquisition-related costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended
December 31,
2015	2014	2013
$1,928	$4,363	$6,729

2015 Acquisitions

2015 Beta Acquisition. As previously disclosed in Note 1, we closed the 2015 Beta Acquisition on November 3, 2015. During the year ended December 31, 2015, we recorded revenues of $3.6 million in the statement of operations and generated losses of approximately $1.0 million related to the 2015 Beta Acquisition subsequent to the closing date. The following table summarizes the fair value of the third party assets acquired and liabilities assumed in the 2015 Beta Acquisition (in thousands):

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Beta
Acquisition
Oil and gas properties	$40,029
Prepaid expenses and other current assets	840
Restricted investments	69,579
Derivative instruments	4,568
Accounts receivable - affiliates and other	4,499
Asset retirement obligations	(22,871)
Accrued liabilities	(2,010)
Total identifiable net assets	$94,634

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2015 and 2014 as though the 2015 Beta Acquisition had been completed on January 1, 2014. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired (iii) accretion expense associated with asset retirement obligations recorded and (iv) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended
	December 31,
	2015	2014
	(In thousands, except per unit amounts)
Revenues	$381,495	$613,563
Net income (loss)	(394,756)	132,630
Basic and diluted earnings per unit	(4.73)	1.87

2014 Acquisitions

Wyoming Acquisition. On July 1, 2014, we consummated a transaction to acquire certain oil and natural gas liquids properties in Wyoming from a third party for a final aggregate purchase price of approximately $906.1 million, after customary post-closing adjustments (the “Wyoming Acquisition”). During the year ended December 31, 2014, we recorded revenues of $72.8 million in the statement of operations and generated earnings of approximately $22.9 million related to the Wyoming Acquisition subsequent to the closing date. The following table summarizes the fair value of the third party assets acquired and liabilities assumed in the Wyoming Acquisition (in thousands):

Wyoming
Acquisition
Oil and gas properties	$930,168
Asset retirement obligations	(3,980)
Revenues payable	(375)
Accrued liabilities	(19,693)
Total identifiable net assets	$906,120

Eagle Ford Acquisition. On March 25, 2014, we closed a transaction to acquire certain oil and natural gas producing properties in the Eagle Ford from a third party for approximately $168.1 million (the “Eagle Ford Acquisition”). In addition, we acquired a 30% interest in the seller’s Eagle Ford leasehold. During the year ended December 31, 2014, revenues of approximately $36.6 million were recorded in the statement of operations related to the Eagle Ford Acquisition subsequent to the closing date and we generated earnings of approximately $16.3 million for the year ended December 31, 2014.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the fair value assessment of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Eagle Ford
Acquisition
Oil and gas properties	$168,606
Asset retirement obligations	(285)
Accrued liabilities	(250)
Total identifiable net assets	$168,071

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2014 and 2013 as though the Eagle Ford Acquisition and Wyoming Acquisition had been completed on January 1, 2013. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Year Ended
	December 31,
	2014	2013
	(In thousands, except per unit amounts)
Revenues	$666,508	$634,722
Net income (loss)	153,843	194,092
Basic and diluted earnings per unit	2.20	3.08

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

2015 Divestitures

During the year ended December 31, 2015, we conducted an auction process administered by a third-party and sold interests in certain oil and gas properties located in the Permian Basin in various Texas and New Mexico counties to two third parties of approximately $0.6 million in the aggregate. In addition as part of that auction process, we also sold interests in certain oil and gas properties located in the Permian Basin to a related party for approximately $0.9 million.  See Note 12 for additional information regarding this related party divestiture.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The previous owners sold certain interests in oil and gas properties located offshore Louisiana on October 11, 2012 to an NGP controlled entity and the remaining proceeds of approximately $2.0 million were released from escrow in April 2013.

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2015 and 2014, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2015 and December 31, 2014. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2015 and December 31, 2014 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$816,995	$—	$816,995
Interest rate derivatives	—	—	—	—
Total assets	$—	$816,995	$—	$816,995
Liabilities:
Commodity derivatives	$—	$84,501	$—	$84,501
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,156	$—	$87,156

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$564,913	$—	$564,913
Interest rate derivatives	—	1,305	—	1,305
Total assets	—	$566,218	—	$566,218
Liabilities:
Commodity derivatives	$—	$45,831	$—	$45,831
Interest rate derivatives	—	3,289	—	3,289
Total liabilities	$—	$49,120	$—	$49,120

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

•

During the year ended December 31, 2015, we recognized $616.8 million of impairments. These impairments primarily related to certain properties located in East Texas, South Texas, the Permian Basin, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices.  As a result of the impairments, the carrying value of these properties was reduced to approximately $408.6 million.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

During the year ended December 31, 2014, we recognized $407.5 million of impairments. The impairments primarily related to certain properties located in the Permian Basin, East Texas and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable.  In the Permian Basin, the impairments were in due to a downward revision of estimated proved reserves based on declining commodity prices and updated well performance data.  In South Texas, the impairments were due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs. In East Texas, the impairments were due to downward revisions based on declining commodity prices. The carrying value of the: (i) Permian Basin properties after the $234.2 million impairment was approximately $88.7 million; (ii) East Texas properties after the $107.6 million impairment was approximately $88.8 million; and (iii) South Texas properties after the $65.6 million impairment was $71.2 million.

•

During the year ended December 31, 2013, we recognized $4.1 million of impairments. The impairments related to certain properties located in South Texas.  The estimated future cash flows expected from South Texas properties were compared to their carrying values and determined to be unrecoverable as a result of a downward revision of estimated proved reserves based on pricing terms specific to these properties. The carrying value of these properties after the $4.1 million impairment was approximately $7.3 million.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $350.0 million against amounts outstanding under our revolving credit facility at December 31, 2015, reducing our maximum credit exposure to approximately $380.9 million, of which approximately $123.4 million was with a single counterparty. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) is used to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  In February 2015, cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives. In November 2015, we had cash settlement receipts of $16.4 million from the termination of certain WTI crude oil derivatives that were applied as premiums for new Brent crude oil derivatives.  As a part of the 2015 Beta Acquisition, we acquired $4.6 million of commodity derivatives. These derivatives were subsequently restructured by terminating “in-the-money” crude oil derivatives settling in 2015 through 2016 and entering into new crude oil derivatives.  Cash settlement receipts of approximately $4.4 million from the termination of the crude oil derivatives were applied as premiums for the new crude oil swaps.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub and regional indices such as NGPL TXOK, TETCO STX, and Houston Ship Channel in proximity to the Partnership’s areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as NYMEX WTI, Inter-Continental Exchange (“ICE”) Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At December 31, 2015, the Partnership had the following open commodity positions:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,813	301,600	312,000	160,000
Weighted-average fixed price	$85.48	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	140,000	67,500	—	—
Spread	$(10.02)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	213,100	43,300	—	—
Weighted-average fixed price	$35.64	$37.55	$—	$—

Our basis swaps included in the table above are presented on a disaggregated basis below:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,003,333	1,800,000	1,200,000	900,000
Spread-Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread-Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread-Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread-Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	100,000	37,500	—	—
Spread - Brent	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. At December 31, 2015, we had the following interest rate swap open positions:

	2016	2017	2018
Average Monthly Notional (in thousands)	$400,000	$400,000	$100,000
Weighted-average fixed rate	0.943%	1.612%	1.946%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2015 and 2014. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2015	2014	2015	2014
		(In thousands)
Commodity contracts	Short-term derivative instruments	$324,265	$225,882	$53,581	$17,297
Interest rate swaps	Short-term derivative instruments	—	—	1,214	3,289
Gross fair value		324,265	225,882	54,795	20,586
Netting arrangements	Short-term derivative instruments	(51,945)	(17,297)	(51,945)	(17,297)
Net recorded fair value	Short-term derivative instruments	$272,320	$208,585	$2,850	$3,289

Commodity contracts	Long-term derivative instruments	$492,730	$339,031	$30,920	$28,534
Interest rate swaps	Long-term derivative instruments	—	1,305	1,441	—
Gross fair value		492,730	340,336	32,361	28,534
Netting arrangements	Long-term derivative instruments	(30,920)	(28,534)	(30,920)	(28,534)
Net recorded fair value	Long-term derivative instruments	$461,810	$311,802	$1,441	$—

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes and neither did the previous owners. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2015, 2014, and 2013:

		For the Year Ended
	Statements of	December 31,
	Operations Location	2015	2014	2013
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(462,890)	$(492,254)	$(26,133)
Interest rate derivatives	Interest expense, net	4,674	(151)	(548)

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(in thousands)
Asset retirement obligations at beginning of period	$112,702	$101,436	$93,031
Liabilities added from acquisitions or drilling	26,876	5,815	2,116
Liabilities removed upon sale of wells	(3,412)	—	—
Liabilities settled	(1,430)	(651)	(20)
Accretion expense	7,125	5,773	4,988
Revision of estimates	22,303	329	1,321
Asset retirement obligations at end of period	164,164	112,702	101,436
Less: Current portion	1,175	—	—
Asset retirement obligations - long-term portion	$162,989	$112,702	$101,436

The increase in revisions of estimates during 2015 is related to increases in estimated future plugging and abandonment costs compared to estimates made in prior periods as well as shortening the economic lives of certain of our properties.

Note 7. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balance are as follows:

	December 31,	December 31,
	2015	2014
	(In thousands)
BOEM platform abandonment (See Note 13)	$144,008	$69,954
BOEM lease bonds	1,533	794
SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	3,178	2,701
California State Lands Commission pipeline right-of-way bond	3,005	3,005
City of Long Beach pipeline facility permit	500	500
Federal pipeline right-of-way bond	307	307
Port of Long Beach pipeline license	100	100
Restricted investments	$152,631	$77,361

The restricted investments balance at December 31, 2015 represents 100% ownership of these properties compared to a 51.75% ownership at December 31, 2014.  See Note 3 for additional information regarding the 2015 Beta Acquisition.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Long Term Debt

Our consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2015	2014
	(In thousands)
MEMP:
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$836,000	$412,000
2021 Senior Notes, fixed-rate, due May 2021 (1) (3)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2) (3)	496,990	500,000
Senior notes debt issuance costs, net	(18,297)	(21,266)
Unamortized discounts	(14,114)	(16,587)
Total long-term debt	$2,000,579	$1,574,147

(1)	The estimated fair value of our 2021 Senior Notes was $210.0 million and $563.5 million at December 31, 2015 and 2014, respectively.
(2)	The estimated fair value of our 2022 Senior Notes was $149.1 million and $380.0 million at December 31, 2015 and 2014, respectively.
(3)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

Borrowing Base

Credit facilities tied to a borrowing base are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

December 31,
2015
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$1,175,000

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Borrowings under the revolving credit facility are secured by liens on substantially all of our properties, but in any event, not less than 80% of the total value of our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our other assets including personal property.  Additionally, borrowings under our revolving credit facility bear interest, at our option, at either: (i) the Alternate Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 0.50% to 1.50% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), (ii) the applicable LIBOR plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage, or (iii) the applicable LIBOR Market Index Rate plus a margin that varies from 1.50% to 2.50% per annum according to the borrowing base usage. The unused portion of the borrowing base will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

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

During the year ended December 31, 2015, the revolving credit facility was primarily used to fund the acquisitions of oil and gas properties and working capital needs. See Note 3 for additional information regarding these acquisitions.

2022 Senior Notes

On July 17, 2014, we and Finance Corp. (collectively, the “Issuers”) completed a private placement of $500.0 million aggregate principal amount of 6.875% senior unsecured notes due 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2015. The 2022 Senior Notes are governed by an indenture and are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the 2022 Senior Notes upon a change of control.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Previous Owner Revolving Credit Facilities

WHT, Stanolind, Boaz, Crown, Tanos and Propel and each maintained multi-year variable-rate senior secured revolving credit facilities that were primarily used for both working capital needs and to fund acquisition and development expenditures. All of Stanolind’s indebtedness outstanding under the Stanolind revolving credit facility was attributable to Stanolind SPV. Likewise, all of Propel Energy’s indebtedness outstanding under the Propel Energy revolving credit facility was attributable to Propel SPV.

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

All of the indebtedness outstanding under the MRD LLC revolving credit facility was attributable to Classic.  On November 22, 2013, the borrowing base under this revolving credit facility was automatically reduced and triggered a mandatory principal repayment of $20.0 million.  This principal repayment is reflected in previous owner equity as a contribution. On December 18, 2013, indebtedness then outstanding under the MRD LLC revolving credit facility of $59.7 million and all accrued interest was paid off in full and the revolving credit facility was terminated. This principal repayment is also reflected in previous owner equity as a contribution.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2015	2014	2013
OLLC revolving credit facility	2.12%	2.67%	3.25%
MRD LLC revolving credit facility	n/a	n/a	3.17%
WHT revolving credit facility	n/a	n/a	2.29%
Stanolind revolving credit facility	n/a	n/a	3.52%
Boaz revolving credit facility	n/a	n/a	2.97%
Crown revolving credit facility	n/a	n/a	3.38%
Tanos revolving credit facility	n/a	n/a	3.10%
Propel Energy revolving credit facility	n/a	n/a	3.08%

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	December 31,	December 31,
	2015	2014
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$3,672	$6,468
2021 Senior Notes (2)	11,194	13,308
2022 Senior Notes (2)	7,103	7,958
Total	$21,969	$27,734

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method which generally approximates the effective interest method.

Advances and Repayments

The following table presents borrowings and repayments under our consolidated and combined revolving credit facilities for the periods presented (in thousands):

		Previous Owner
	OLLC Revolving	Revolving
	Credit Facility	Credit Facilities	Total
For the Twelve Months Ended December 31, 2015:
Advances on revolving credit facility	$562,000	$—	$562,000
Payments on revolving credit facility	$(138,000)	$—	$(138,000)

For the Twelve Months Ended December 31, 2014:
Advances on revolving credit facility	$1,446,000	$—	$1,446,000
Payments on revolving credit facility	$(1,137,000)	$—	$(1,137,000)

For the Twelve Months Ended December 31, 2013:
Advances on revolving credit facility	$941,000	$17,355	$958,355
Payments on revolving credit facility	$(1,209,000)	$(356,537)	$(1,565,537)

For accounting and financial reporting purposes, any amounts that were repaid concurrent with the closing of the WHT Properties or the Cinco Group acquisition were a component of the net assets that were acquired by us and reflected on our consolidated and combined cash flow statement as “Payments on revolving credit facilities.”

Letters of credit

At December 31, 2015, we had $2.1 million of letters of credit outstanding related to our operations in Wyoming.

Note 9. Equity and Distributions

2015 Purchase of Noncontrolling Interest

In connection with the 2015 Beta Acquisition, we purchased the noncontrolling interests in SPBPC. See Note 3 for further information.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

2013 Public Equity Offerings

On October 8, 2013, we issued 16,675,000 common units representing limited partner interests in the Partnership (including 2,175,000 common units purchased pursuant to the full exercise of the underwriters’ option to purchase additional common units) to the public at an offering price of $19.90 per unit generating total net proceeds of approximately $318.3 million after deducting underwriting discounts and offering expenses. The net proceeds from this equity offering, including our general partner’s proportionate capital contribution, were used to repay a portion of outstanding borrowings under our revolving credit facility.

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

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2012:

			General
	Common	Subordinated	Partner
Balance, December 31, 2012	28,921,903	5,360,912	34,317
Common units issued	26,450,000	—	—
Restricted common units issued	524,717	—	—
Restricted common units forfeited	(11,734)	—	—
Restricted common units repurchased (1)	(7,055)	—	—
General partner units issued	—	—	26,983
Balance, December 31, 2013	55,877,831	5,360,912	61,300
Common units issued	24,840,000	—	—
Restricted common units issued	684,954	—	—
Restricted common units forfeited	(38,294)	—	—
Restricted common units repurchased (1)	(42,587)	—	—
Common units repurchased under repurchase program	(899,912)	—	—
General partner units issued	—	—	25,497
Balance, December 31, 2014	80,421,992	5,360,912	86,797
Restricted common units issued	827,704	—	—
Restricted common units forfeited	(69,059)	—	—
Restricted common units repurchased (1)	(87,228)	—	—
Common units repurchased under repurchase program	(3,547,921)	—	—
Subordinated units converted to common units	5,360,912	(5,360,912)	—
Balance, December 31, 2015	82,906,400	—	86,797

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were $1.3 million, $1.0 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restricted common units are a component of common units as presented on our consolidated and combined balance sheets. See Note 11 for additional information regarding restricted common units that were granted during the years ended December 31, 2015, 2014 and 2013.

Memorial Resource owns 100% of our general partner, which owns 50% of our incentive distribution rights. The Funds collectively indirectly own 50% of our incentive distribution rights.

Common Units. The common units are a separate class of the limited partner interest in us and have limited voting rights as set forth in our partnership agreement. The holders of units are entitled to participate in partnership distributions as discussed further below under “Cash Distribution Policy” and exercise the rights or privileges available to limited partners under our partnership agreement. The subordination period ended on February 13, 2015.

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

2015 Repurchases of Common Units

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”). Under the MEMP Repurchase Program, units could be repurchased and retired from time to time at our discretion on the open market. The MEMP Repurchase Program did not obligate us to repurchase any dollar amount or specific number of common units and could have been discontinued at any time. During the year ended December 31, 2015, we repurchased $52.8 million in common units, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program.  During the year ended December 31, 2014, we repurchased $12.9 million in common units, which represented a repurchase and retirement of 899,912 common units.  At December 31, 2015, we had no authorized repurchases remaining under the MEMP Repurchase Program.

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common and subordinated unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner and NGP. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control prior to their acquisition date is allocated to the previous owners.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Minimum Quarterly Distribution. During the subordination period, the common units had the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.4750 per common unit plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus could be made on the subordinated units. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units were not entitled to receive any distributions from operating surplus until the common units had received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages were paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there would be available cash from operating surplus to be distributed on the common units.  The subordination period ended on February 13, 2015.

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

The holders of the IDRs are entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

	Target Quarterly Distributions	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner	IDR (1)
Minimum Quarterly Distribution	$0.475	99.9%	0.1%	—
First Target Distribution	above $0.4750 up to $0.54625	99.9%	0.1%	—
Second Target Distribution	above $0.54625 up to $0.59375	85.0%	0.1%	14.9%
Thereafter	above $0.59375	75.0%	0.1%	24.9%

(1)	The Funds collectively indirectly own 50% of our incentive distribution rights. The remaining IDRs are owned by our general partner.

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

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
4th Quarter 2015	January 26, 2016	February 5, 2016	February 12, 2016	$0.1000	$8.3	$ < 0.1
3rd Quarter 2015	October 26, 2015	November 5, 2015	November 12, 2015	$0.3000	$24.9	$ < 0.1
2nd Quarter 2015	July 24, 2015	August 5, 2015	August 12, 2015	$0.5500	$45.7	$0.1
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3	$0.2
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3	$3.1
3rd Quarter 2014	October 23, 2014	November 5, 2014	November 12, 2014	$0.5500	$47.8	$3.1
2nd Quarter 2014	July 24, 2014	August 5, 2014	August 12, 2014	$0.5500	$39.5	$3.0
1st Quarter 2014	April 24, 2014	May 6, 2014	May 13, 2014	$0.5500	$33.8	$3.0
4th Quarter 2013	January 24, 2014	February 6, 2014	February 13, 2014	$0.5500	$33.8	$3.0
3rd Quarter 2013	October 22, 2013	November 1, 2013	November 12, 2013	$0.5500	$33.8	$6.9
2nd Quarter 2013	July 18, 2013	August 1, 2013	August 12, 2013	$0.5125	$22.9	$6.4
1st Quarter 2013	April 18, 2013	May 1, 2013	May 13, 2013	$0.5125	$22.6	$6.4

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Previous Owners Capital

The following table summarizes our previous owners’ equity transactions with respect to the period indicated (dollars in thousands):

	WHT Properties	Cinco Group	Property Swap	Total Previous Owners
Balance, December 31, 2012	107,893	276,801	153,098	537,792
Net income (loss)	(1,219)	12,494	40,737	52,012
Contributions	—	7,233	89,570	96,803
Distribution attributable to net assets acquired	—	55,281	—	55,281
Net book value of net assets acquired by Partnership	(106,674)	(297,627)	—	(404,301)
Distributions	—	(31,098)	—	(31,098)
Other	—	(2,302)	—	(2,302)
Net assets retained by previous owners	—	(20,782)	—	(20,782)
Balance, December 31, 2013	$—	$—	$283,405	$283,405
Net income (loss)	—	—	(2,465)	(2,465)
Contributions	—	—	5,990	5,990
Distributions	—	—	(9,886)	(9,886)
Distribution of net asset to MRD Holdco	—	—	(26,131)	(26,131)
Tax related effects attributable to Memorial Resource restructuring transactions and initial public offering	—	—	(30,483)	(30,483)
Other	—	—	227	227
Balance, December 31, 2014	$—	$—	$220,657	$220,657
Net income (loss)	—	—	(2,268)	(2,268)
Contributions	—	—	1,912	1,912
Net book value of net assets exchanged	—	—	(248,321)	(248,321)
Deferred tax liability retained by previous owner	—	—	28,020	28,020
Balance, December 31, 2015	$—	$—	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended
	December 31,
	2015	2014	2013
Net income (loss) attributable to Memorial Production Partners LP	$(395,877)	$115,582	$60,738
Less: Previous owners interest in net income (loss)	(2,268)	(2,465)	52,012
Less: General partner's 0.1% interest in net income (loss) (1)	(412)	118	9
Less: IDRs attributable to corresponding period	112	202	81
Net income (loss) available to limited partners	$(393,309)	$117,727	$8,636

Weighted average limited partner units outstanding:
Common units	82,897	65,498	40,656
Subordinated units	631	5,361	5,361
Total	83,528	70,859	46,017
Basic and diluted EPU	$(4.71)	$1.66	$0.19

(1)	As a result of repurchases under the MEMP Repurchase Program, our general partner had an approximate average 0.105% interest in us for the year ended December 31, 2015.

Note 11. Equity-based Awards

Long-Term Incentive Plan

In December 2011, the Board adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, including Memorial Resource, who perform services for the Partnership. The LTIP consists of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”), other unit-based awards and unit awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof. During the years ended December 31, 2015, 2014 and 2013 there were multiple awards of restricted common units that were granted under the LTIP to both executive officers and independent directors of our general partners and other Memorial Resource employees.

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

Based on the market price per unit on the date of grant, the aggregate fair value of the restricted common units awarded to our general partner’s executive officers and other Memorial Resource employees during the years ended December 31, 2015, 2014 and 2013 was $12.3 million, $15.0 million and $9.7 million, respectively. The restricted common units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as direct general and administrative expenses.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted common unit awards for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2012	285,609	$18.08
Granted (2)	524,718	$18.83
Forfeited	(11,734)	$17.24
Vested	(91,666)	$18.31
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (3)	684,954	$22.39
Forfeited	(38,294)	$20.54
Vested	(260,067)	$18.56
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (4)	827,704	$14.90
Forfeited	(69,059)	$18.35
Vested	(483,627)	$20.37
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2013 was $9.9 million based on grant date market prices ranging from of $18.33 to $20.35 per unit.
(3)	The aggregate grant date fair value of restricted common unit awards issued in 2014 was $15.3 million based on grant date market prices ranging from of $21.99 to $23.40 per unit.
(4)	The aggregate grant date fair value of restricted common unit awards issued in 2015 was $12.3 million based on grant date market prices ranging from of $6.20 to $15.45 per unit.

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended
December 31,
2015	2014	2013
$10,809	$7,874	$3,558

The unrecognized compensation cost associated with restricted common unit awards was an aggregate $16.5 million at December 31, 2015. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.8 years.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our statements of consolidated and combined cash flows. During the years ended December 31, 2015, 2014 and 2013, the restricted common unitholders received a distribution of approximately $2.8 million, $1.9 million and $1.0 million, respectively.

Subsequent event.  On January 8, 2016, the Partnership issued a total of 155,601 phantom units to the independent directors of our general partner, which vest 100% after a one year period.   Upon vesting, the phantom units will settle (i) in cash, (ii) in a number of common units equal to the number of vested units or (iii) a combination of cash and common units.  The phantom unit awards also include DERs which stipulate that if there is a distribution paid on the common units, the independent directors are entitled to receive a cash payment with respect to each phantom unit equal to the cash distribution paid per unit to common unit holders.

Note 12. Related Party Transactions

Amounts payable to Memorial Resource and certain affiliates of NGP at December 31, 2015 and 2014 are presented as “Accounts payable – affiliates” in the accompanying balance sheets.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NGP Affiliated Companies

During the year ended December 31, 2015, we paid $0.3 million to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

Common Control Acquisitions

2015 Acquisition

On February 23, 2015, we and Memorial Resource completed a transaction in which we exchanged our oil and gas properties in North Louisiana and approximately $78.4 million in cash for Memorial Resource’s East Texas and Louisiana oil and gas properties. The transaction had an effective date of January 1, 2015. The properties MEMP received are primarily located in the Joaquin Field in Shelby and Panola counties in East Texas. This acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisition as if the Partnership owned the assets for the period after common control commenced through the acquisition date. The Partnership recorded the following net assets (in thousands):

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

The Partnership recorded the following net assets (in thousands):

	Double A	Wattenberg
	Acquisition	Acquisition
Property and equipment, net	$37,838	$9,822
Asset retirement obligations	(908)	(149)
Other current liabilities	(722)	—
Net assets	$36,208	$9,673

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

2015 Divestiture

On November 2, 2015, in connection with an auction process administered by a third-party, we divested certain oil and natural gas properties in the Permian Basin to an affiliate of NGP for a purchase price of approximately $0.9 million.  Due to common control considerations, the proceeds from the sale exceeded the net book value of the properties sold by $0.7 million and is recognized in the equity statement.

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

Omnibus Agreement

Memorial Resource continues to provide management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended
December 31,
2015	2014	2013
$32,281	$24,372	$9,440

Beta Management Agreement

In connection with the December 2012 Beta acquisition, Memorial Resource entered into a management agreement with its wholly-owned subsidiary, Beta Operating Company, LLC, pursuant to which Memorial Resource agreed to provide management and administrative oversight with respect to the services provided by such subsidiary under certain operating agreements with our subsidiary, Rise Energy Beta, LLC, related to the Beta properties in exchange for an annual management fee. Pursuant to such management agreement and in connection with such operating agreements, Memorial Resource had the right to receive approximately $0.4 million from Rise Energy Beta, LLC annually.  This agreement was terminated in November 2015 in connection with the 2015 Beta Acquisition.

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

Classic Agreements

In November 2011, Classic Hydrocarbons Operating, LLC, a subsidiary of Memorial Resource (“Classic Operating”), and Classic Pipeline & Gathering, LLC (“Classic Pipeline”), a subsidiary of MRD Holdco, entered into a gas gathering agreement.  Pursuant to the gas gathering agreement, Classic Operating dedicated to Classic Pipeline all of the natural gas produced (up to 50,000 MMBtus per day) on the properties operated by Classic Operating within certain counties in Texas through 2020, subject to one-year extensions at either party’s election. In May 2014, Classic Operating and Classic Pipeline amended the gas gathering agreement with respect to Classic Operating’s remaining assets located in Panola and Shelby Counties, Texas. Under the amended gas gathering agreement, Classic Operating agreed to pay a fee of (i) $0.30 per MMBtu, subject to an annual 3.5% inflationary escalation, based on volumes of natural gas delivered and processed and (ii) $0.07 per MMBtu per stage of compression plus its allocated share of compressor fuel. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline’s Joaquin gathering system.

In May 2014, Classic Operating and Classic Pipeline entered into a water disposal agreement. The water disposal agreement had a three-year term, subject to one-year extensions at either party’s election. Under the water disposal agreement, Classic Operating agreed to pay a fee of $1.10 per barrel for each barrel of water delivered to Classic Pipeline. Effective July 1, 2015, the fee was reduced to $0.40 per barrel. In February 2015, in connection with and as part of the Property Swap, Classic Hydrocarbons Holdings, L.P. sold all of the equity interests owned by it in Classic Operating as well as Craton Energy GP III, LLC (“Craton GP”) and Craton Energy Holdings III, LP (“Craton LP”), two subsidiaries of Memorial Resource, to OLLC, and Classic Operating, Craton GP and Craton LP were merged into OLLC.  OLLC was therefore the successor to Classic Operating under the terminated amended gas gathering agreement and water disposal agreement.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Classic Pipeline assigned its saltwater disposal system to OLLC in November 2015.  Due to common control considerations, we recorded the receipt of this asset at historical cost and recognized approximately $2.1 million in the equity statement.

For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred gathering and salt water disposal fees of approximately $3.2 million, $1.8 million and $0.6 million, respectively, from Classic Pipeline, an affiliate.

Other Related Party Transactions

Director & Advisory Fees

Certain of the Cinco Group entities entered into an advisory service, reimbursement, and indemnification agreements with NGP. These agreements generally required that an annual advisory fee be paid to NGP. Fees paid under these agreements for the year ended December 31, 2013 were approximately $0.3 million.

Classic Management Team Equity Interest

On November 1, 2013, Classic’s management team sold its membership interest in Classic to MRD LLC and all incentive units held were forfeited.

The governing documents of Classic provided for the issuance of incentive units. Classic granted incentive units to certain of its members who were key employees at the time of grant. Holders of incentive units were entitled to distributions when declared, but only after cumulative distribution thresholds had been achieved (i.e., recovery of specified members’ capital contributions plus a rate of return). These incentive units were accounted for as liability awards with compensation expense based on period-end fair value. The incentive units were subject to performance conditions that affected their vesting. Compensation cost was recognized only if the performance condition was probable of being satisfied at each reporting date. No compensation cost was recorded related to incentive units prior to the incentive units being forfeited on November 1, 2013. Compensation expense of approximately $8.3 million was recorded by Classic and recognized as general and administrative expense during November 2013.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. At December 31, 2015, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods presented:

	2015	2014	2013
	(In thousands)
Balance at beginning of period	$2,092	$437	$1,051
Charged to costs and expenses	—	2,852	—
Payments	(1,876)	(1,197)	(614)
Balance at end of period	$216	$2,092	$437

At December 31, 2015 and 2014, $0.2 million and $2.1 million, respectively, of our environmental reserves were classified as current liabilities in accrued liabilities.

Sinking Fund Trust Agreement

REO assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within State waters and the surface facilities. Under the terms of the agreement, REO, as the operator of the properties, is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2015, the gross account balance included in restricted investments was approximately $3.2 million.

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

In January 2010, the BOEM issued a report that revised upward, the estimated cost of decommissioning. In June 2010, REO agreed to make additional quarterly payments to the trust account of $1.25 million. The trust account must maintain minimum balances as follows (in thousands):

June 30, 2016	$148,000
December 31, 2016	$152,000

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. As of December 31, 2015, the remaining obligation was approximately $8.0 million. In 2015, the BOEM issued a preliminary report that indicated the estimated cost of decommissioning may further increase, and we expect the amount to be finalized during 2016 after negotiations are completed.

The gross held-to-maturity investments held in the trust account as of December 31, 2015 for the U.S. Bank money market cash equivalent was $144.0 million.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment, compressors and incur surface rentals related to our business operations. The previous owners also leased equipment and office space under various operating leases and incurred surface rentals related to their operations.

For the years ended December 31, 2015, 2014 and 2013, we recognized $16.9 million, $6.4 million and $2.4 million of rent expense, respectively. The previous owners recorded rent expense of approximately $0.5 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively.

Amounts shown in the following table represent minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$6,107	$1,007	$317	$294	$294	$295	$3,900

Purchase Commitments

At December 31, 2015, we had a CO2 purchase commitment with a third party associated with our Wyoming Bairoil properties and purchase commitments related to our Beta properties. The table below outlines our purchase commitments under these contracts (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2016	2017	2018	2019	2020	Thereafter
CO2 minimum purchase commitment	$30,307	$7,393	$7,505	$5,075	$5,366	$4,968	$—
Offshore ship services & other	4,662	4,662	—	—	—	—	—

Minimum Volume Commitment

At December 31, 2015, we had a seven year minimum volume commitment with a third party associated with a certain portion of our properties located in East Texas.  The table below outlines the payment commitments associated with this minimum volume commitment (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2016	2017	2018	2019	2020	Thereafter
Midstream services	$35,788	$5,121	$5,121	$5,106	$5,107	$5,106	$10,227

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 14. Income Tax

The components of income tax benefit (expense) are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current taxes:
Federal	$(11)	$—	$—
State	(48)	(127)	(308)
Total current income tax benefit (expense)	(59)	(127)	(308)
Deferred taxes:
Federal	1,193	2,057	—
State	1,041	(509)	—
Total deferred income tax benefit (expense)	2,234	1,548	—
Total income tax benefit (expense)	$2,175	$1,421	$(308)

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 35% as follows:

	For the Year Ended December 31,
	2015	2014	2013
Expected tax benefit (expense) at federal statutory rate	$139,183	$(39,966)	$(21,459)
State income tax benefit (expense), net of federal benefit	645	(1,907)	(308)
Pass-through entities (1)	(137,704)	42,000	21,459
Other	51	1,294	—
Total income tax benefit (expense)	$2,175	$1,421	$(308)

(1)	MEMP, a publicly traded partnership with qualifying income, is a pass-through entity for federal income tax purposes.

The components of net deferred income tax liabilities recognized were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$56	$3,959
Asset retirement obligation	694	1,855
Other	38	15
Total deferred income tax assets:	788	5,829
Valuation allowance	—	(2,633)
Net deferred income tax assets	788	3,196

Deferred income tax liabilities:
Property, plant and equipment	$1,324	$32,094
Derivatives	1,514	3,388
Other	44	61
Total deferred income tax liabilities	2,882	35,543

Net deferred income tax liabilities	$2,094	$32,347

A deferred tax liability was recorded in equity by the previous owners and related to Memorial Resource’s initial public offering and restructuring transactions as it represented a transaction among shareholders.  Subsequent to the Memorial Resource’s initial public offering, income tax related to the Property Swap was calculated on a separate return basis.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Uncertain Income Tax Position.  We must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable based on its technical merits.  For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits as of December 31, 2015 or 2014.

Tax Audits and Settlements.  Generally, our income tax years 2011 through 2015 remain open and subject to examination by the Internal Revenue Service or state tax jurisdictions where we conduct operations. In certain jurisdictions we operate through more than one legal entity, each of which may have different open years subject to examination.

Tax Attribute carryforwards and Valuation Allowance. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $0.2 million, which would expire in 2034. No valuation allowance was established based upon management’s evaluation that loss carryforwards will be fully realized.

Note 15. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated. Earnings per unit are computed independently for each of the quarters presented and the sum of the quarterly earnings per unit may not necessarily equal the total for the year.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit amounts)
For the Year Ended December 31, 2015:
Revenues	$92,818	$98,138	$88,083	$79,108
Operating income (loss)	(136,370)	(85,197)	(160,844)	99,434
Net income (loss)	(162,658)	(113,859)	(191,981)	73,007
Net income (loss) attributable to Memorial Production Partners LP	(162,817)	(113,924)	(192,085)	72,949
Net income (loss) allocated to previous owners	(2,268)	—	—	—
Net income (loss) noncontrolling interest	159	65	104	58
Limited partners’ interest in net income (loss)	(160,439)	(113,862)	(191,938)	72,874
Basic and diluted earnings per unit	(1.90)	(1.36)	(2.31)	0.88

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit amounts)
For the Year Ended December 31, 2014:
Revenues	$116,885	$144,208	$166,261	$138,689
Operating income (loss)	(16,739)	(93,294)	127,078	181,355
Net income (loss)	(32,892)	(111,640)	101,307	158,839
Net income (loss) attributable to Memorial Production Partners LP	(32,947)	(111,628)	101,157	159,000
Net income (loss) allocated to previous owners	1,165	2,566	(1,919)	(4,277)
Net income (loss) noncontrolling interest	55	(12)	150	(161)
Limited partners’ interest in net income (loss)	(34,118)	(114,120)	102,925	163,066
Basic and diluted earnings per unit	(0.56)	(1.86)	1.39	1.88

The Partnership has consummated several common control acquisitions, as further discussed in Note 12, directly or indirectly from Memorial Resource and certain affiliates of NGP. The quarterly financial information for the years ended December 31, 2015 and 2014 presented above has been retrospectively revised for the Property Swap. See Notes 2 and 10 for additional information regarding earnings per unit.

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

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Evaluated oil and natural gas properties	$3,616,325	$3,329,338	$2,077,344
Support equipment and facilities	205,876	198,088	16,030
Unevaluated oil and natural gas properties	—	—	1,960
Accumulated depletion, depreciation, and amortization	(1,878,549)	(1,060,114)	(464,812)
Total	$1,943,652	$2,467,312	$1,630,522

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Property acquisition costs, proved	$77,834	$983,076	$37,786
Property acquisition costs, unproved	1,887	720	—
Exploration	2,078	—	—
Development	233,241	308,724	166,090
Total	$315,040	$1,292,520	$203,876

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We engaged Ryder Scott to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2015. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2015	2014	2013
Oil ($/Bbl):
WTI (1)	$46.79	$91.48	$93.42

NGL ($/Bbl):
WTI (1)	$46.79	$91.48	$93.42

Natural Gas ($/MMbtu):
Henry Hub (2)	$2.58	$4.35	$3.67

(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves as of December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31, 2015
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	100,258	727,216	59,034	1,682,960
Extensions and discoveries	2,319	8,686	558	25,950
Purchase of minerals in place	10,132	34,128	367	97,122
Production	(4,087)	(50,875)	(2,820)	(92,315)
Sale of minerals in place	(380)	(13,731)	(758)	(20,559)
Revision of previous estimates	(17,297)	(243,898)	(12,986)	(425,587)
End of year	90,945	461,526	43,395	1,267,571

Proved developed reserves:
Beginning of year	54,723	417,247	37,260	969,141
End of year	50,817	311,147	30,315	797,936

Proved undeveloped reserves:
Beginning of year	45,535	309,969	21,774	713,819
End of year	40,128	150,379	13,080	469,635

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	39,635	737,908	35,794	1,190,484
Extensions and discoveries	849	12,783	711	22,145
Purchase of minerals in place	69,095	13,036	22,351	561,713
Production	(3,135)	(48,721)	(2,498)	(82,520)
Revision of previous estimates	(6,186)	12,210	2,676	(8,862)
End of year	100,258	727,216	59,034	1,682,960

Proved developed reserves:
Beginning of year	22,429	427,983	17,637	668,381
End of year	54,723	417,247	37,260	969,141

Proved undeveloped reserves:
Beginning of year	17,206	309,925	18,157	522,103
End of year	45,535	309,969	21,774	713,819

	Year Ended December 31, 2013
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	40,822	794,369	39,554	1,276,625
Extensions and discoveries	5,814	85,455	4,353	146,463
Purchase of minerals in place	119	16,294	258	18,554
Production	(1,797)	(41,287)	(1,806)	(62,907)
Revision of previous estimates	(5,323)	(116,923)	(6,565)	(188,251)
End of year	39,635	737,908	35,794	1,190,484

Proved developed reserves:
Beginning of year	24,784	441,858	18,060	698,922
End of year	22,429	427,983	17,637	668,381

Proved undeveloped reserves:
Beginning of year	16,038	352,511	21,494	577,703
End of year	17,206	309,925	18,157	522,103

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

We acquired 561.7 Bcfe in multiple acquisitions during the year ended December 31, 2014, the largest being the Wyoming Acquisition of 497.2 Bcfe.  We also acquired 45.0 Bcfe from the Eagle Ford Acquisition. An upward revision of natural gas for the year ended December 31, 2014 was due to increased natural gas prices on certain East Texas properties.  The upward revision was partially offset by a downward revision of natural gas for the year ended December 31, 2014, which was primarily due to updated well performance data in certain other East Texas fields. Proved undeveloped reserves increased during the year ended December 31, 2014 primarily due to the Wyoming Acquisition.

•

The 415.4 Bcfe reduction in reserves for the year ended December 31, 2015 is primarily due to a 413 Bcfe downward pricing revision and a 13 Bcfe downward revision due to updated well performance data.  We acquired 97.1 Bcfe during the year ended December 31, 2015, the largest being the 2015 Beta Acquisition of 58.5 Bcfe.  Proved undeveloped reserves decreased primarily due to downward pricing during the year ended December 31, 2015.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The standardized measure of discounted future net cash flows is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Future cash inflows	$5,952,935	$14,190,450	$7,672,312
Future production costs	(3,194,577)	(4,821,051)	(2,963,146)
Future development costs	(808,512)	(1,455,926)	(901,374)
Future income tax expense (1)	—	(119,675)	—
Future net cash flows for estimated timing of cash flows	1,949,846	7,793,798	3,807,792
10% annual discount for estimated timing of cash flows	(1,360,292)	(4,881,811)	(2,089,588)
Standardized measure of discounted future net cash flows	$589,554	$2,911,987	$1,718,204

(1)

We are subject to the Texas margin tax based on the taxable margin apportioned to Texas. However, due to immateriality we have excluded the impact of this tax for the years ended December 31, 2015, 2014 and 2013.  The 2014 amount was related to Classic since its reserves were a part of a taxable entity for federal income tax purposes for the year ended December 31, 2014.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning of year	$2,911,987	$1,718,204	$1,772,240
Sale of oil and natural gas produced, net of production costs	(128,382)	(354,932)	(255,031)
Purchase of minerals in place	75,998	1,489,477	23,160
Sale of minerals in place	(45,100)	—	—
Extensions and discoveries	18,582	44,843	150,631
Changes in income taxes, net	63,180	(63,180)	—
Changes in prices and costs	(2,764,481)	(170,682)	(26,648)
Previously estimated development costs incurred	322,446	275,078	199,775
Net changes in future development costs	448,089	(133,098)	(16,219)
Revisions of previous quantities	(344,775)	(48,087)	(373,109)
Accretion of discount	297,517	171,820	177,223
Change in production rates and other	(265,507)	(17,456)	66,182
End of year	$589,554	$2,911,987	$1,718,204

Exhibit Index

Exhibit Number		Description

2.1##	—

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

2.8##	—

Purchase and Sale Agreement, dated as of May 2, 2014, among Merit Management Partners I, L.P., Merit Energy Partners III, L.P., Merit Pipeline Company, LLC and Merit Energy Company, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2014).

2.9##	—

Purchase and Sale Agreement, dated as of November 3, 2015, by and between SP Beta Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 5, 2015).

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

4.2*#	—	Form of Phantom Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan.

4.3	—

Indenture, dated April 17, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2013).

1

Exhibit Number		Description

4.4	—

First Supplemental Indenture, dated as of October 7, 2013, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2013).

4.5*	—

Second Supplemental Indenture, dated as of December 30, 2015, by and among San Pedro Bay Pipeline Company, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

4.6	—

Indenture, dated July 17, 2014, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35364) filed on July 17, 2014).

4.7*	—

First Supplemental Indenture, dated as of December 30, 2015, by and among San Pedro Bay Pipeline Company, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

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

Service Agreement, dated as of May 1, 2014, between Classic Hydrocarbons Operating, LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 8, 2015).

10.4	—

Water Disposal Agreement, dated as of May 1, 2014, between Classic Hydrocarbons Operating, LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 8, 2015).

10.5	—

Amendment to Water Disposal Agreement, dated effective as of July 1, 2015, between Memorial Production Operating LLC and Classic Pipeline & Gathering, LLC (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 4, 2015).

10.6#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

2

Exhibit Number		Description
21.1*	—	List of Subsidiaries of Memorial Production Partners LP.

23.1*	—	Consent of KPMG LLP.

23.2*	—	Consent of Ryder Scott Company, L.P.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Ryder Scott Company, L.P.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

3