Form 10-Q
period 2016-03-31
Memorial Production Partners LP
filed 2016-05-04
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 82,899,509 common units and 86,797 general partner units outstanding.

MemORIAL PRoducTION PARTNERS LP

i

GLOSSARY OF OIL AND NATURAL GAS TERMS

Analogous Reservoir: Analogous reservoirs, as used in resource assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, analogous reservoir refers to a reservoir that shares all of the following characteristics with the reservoir of interest: (i) the same geological formation (but not necessarily in pressure communication with the reservoir of interest); (ii) the same environment of deposition; (iii) similar geologic structure; and (iv) the same drive mechanism.

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
•

“the previous owners” for accounting and financial reporting purposes refers to certain oil and gas properties primarily located in the Joaquin Field in Shelby and Panola counties in East Texas and in West Louisiana acquired from Memorial Resource in February 2015 for periods after common control commenced through the date of acquisition;

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$836	$599
Accounts receivable	45,290	60,239
Short-term derivative instruments	259,854	272,320
Prepaid expenses and other current assets	4,839	7,028
Total current assets	310,819	340,186
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,639,835	3,616,325
Support equipment and facilities	206,147	205,876
Other	2,491	2,671
Accumulated depreciation, depletion and impairment	(1,931,091)	(1,878,549)
Property and equipment, net	1,917,382	1,946,323
Long-term derivative instruments	442,616	461,810
Restricted investments	154,766	152,631
Other long-term assets	4,519	5,053
Total assets	$2,830,102	$2,906,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,863	$8,792
Accounts payable - affiliates	5,137	3,339
Revenues payable	25,427	25,504
Accrued liabilities (Note 2)	61,744	52,923
Short-term derivative instruments	2,098	2,850
Total current liabilities	101,269	93,408
Long-term debt (Note 7)	1,957,984	2,000,579
Asset retirement obligations	164,964	162,989
Long-term derivative instruments	2,161	1,441
Deferred tax liabilities	2,158	2,094
Total liabilities	2,228,536	2,260,511
Commitments and contingencies (Note 12)
Equity:
Partners' equity:
Common units (82,925,302 units outstanding at March 31, 2016 and 82,906,400 units outstanding at December 31, 2015)	600,767	644,644
General partner (86,797 units outstanding at March 31, 2016 and December 31, 2015)	799	848
Total partners' equity	601,566	645,492
Total liabilities and equity	$2,830,102	$2,906,003

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil & natural gas sales	$60,623	$91,949
Other revenues	243	869
Total revenues	60,866	92,818

Costs and expenses:
Lease operating	35,696	40,478
Gathering, processing and transportation	9,209	8,666
Exploration	122	90
Taxes other than income	4,008	6,655
Depreciation, depletion, and amortization	44,429	51,266
Impairment of proved oil and natural gas properties	8,342	251,347
General and administrative	13,524	14,511
Accretion of asset retirement obligations	2,707	1,634
(Gain) loss on commodity derivative instruments	(51,745)	(145,459)
(Gain) loss on sale of properties	(96)	—
Other, net	119	—
Total costs and expenses	66,315	229,188
Operating income (loss)	(5,449)	(136,370)
Other income (expense):
Interest expense, net	(32,552)	(28,818)
Other income (expense)	—	160
Total other income (expense)	(32,552)	(28,658)
Income (loss) before income taxes	(38,001)	(165,028)
Income tax benefit (expense)	(96)	2,370
Net income (loss)	(38,097)	(162,658)
Net income (loss) attributable to noncontrolling interest	—	159
Net income (loss) attributable to Memorial Production Partners LP	$(38,097)	$(162,817)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(38,097)	$(162,817)
Net (income) loss allocated to previous owners	—	2,268
Net (income) loss allocated to general partner	40	138
Net (income) loss allocated to NGP IDRs	—	(28)
Limited partners' interest in net income (loss)	$(38,057)	$(160,439)

Earnings per unit: (Note 9)
Basic and diluted earnings per unit	$(0.46)	$(1.90)
Weighted average limited partner units outstanding:
Basic and diluted	82,935	84,339

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(38,097)	$(162,658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	44,429	51,266
Impairment of proved oil and natural gas properties	8,342	251,347
(Gain) loss on derivative instruments	(48,063)	(143,018)
Cash settlements (paid) received on expired derivative instruments	79,691	59,236
Cash settlements on terminated commodity derivatives	—	27,063
Premiums paid for commodity derivatives	—	(27,063)
Deferred income tax expense (benefit)	65	(2,370)
Amortization of deferred financing costs	1,202	1,860
Accretion of senior notes net discount	605	599
Accretion of asset retirement obligations	2,707	1,634
Unit-based compensation (see Note 10)	2,568	2,341
Settlement of asset retirement obligations	(615)	—
Gain on sale of properties	(96)	—
Changes in operating assets and liabilities:
Accounts receivable	14,977	13,000
Prepaid expenses and other assets	2,190	(5,684)
Payables and accrued liabilities	7,058	4,410
Other	43	—
Net cash provided by operating activities	77,006	71,963
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(3,305)
Additions to oil and gas properties	(22,537)	(74,375)
Additions to other property and equipment	(95)	—
Additions to restricted investments	(2,136)	(1,426)
Proceeds from the sale of oil and natural gas properties	325	—
Net cash used in investing activities	(24,443)	(79,106)
Cash flows from financing activities:
Advances on revolving credit facilities	28,000	166,000
Payments on revolving credit facilities	(72,000)	(5,000)
Deferred financing costs	(18)	(10)
Repurchase of senior notes	—	(2,914)
Capital contributions from previous owners	—	1,912
Contributions related to sale of assets to NGP affiliate	26	—
Distributions to partners	(8,304)	(46,315)
Distribution to Memorial Resource (see Note 1)	—	(78,000)
Restricted units returned to plan	(30)	(7)
Repurchases under unit repurchase program	—	(28,420)
Net cash (used in) provided by financing activities	(52,326)	7,246
Net change in cash and cash equivalents	237	103
Cash and cash equivalents, beginning of period	599	970
Cash and cash equivalents, end of period	$836	$1,073

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity
	Limited Partners	General
	Common	Partner	Total
Balance, December 31, 2015	$644,644	$848	$645,492
Net income (loss)	(38,057)	(40)	(38,097)
Distributions	(8,295)	(9)	(8,304)
Amortization of equity-based awards	2,492	—	2,492
Restricted units repurchased and other	(17)	—	(17)
Balance, March 31, 2016	$600,767	$799	$601,566

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Colorado, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Unless the context requires otherwise, references to: (i) “our general partner” or “MEMP GP” refer to Memorial Production Partners GP LLC, our general partner; (ii) “Memorial Resource” refer collectively to Memorial Resource Development Corp. and its subsidiaries other than the Partnership; (iii) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.; (iv) “OLLC” refer to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties; (v) “Finance Corp.” refer to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto; (vi) “MRD Holdco” refer to MRD Holdco LLC, which together with a group, controls Memorial Resource; and (vii) “NGP” refer to Natural Gas Partners.

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

Subsequent Event.  On April 27, 2016, we entered into an agreement to acquire MEMP GP from Memorial Resource (“MEMP GP Acquisition”).  In addition, on April 27, 2016, we entered into an agreement to acquire the 50% ownership of the IDRs of the Partnership owned by NGP (“NGP Acquisition”).  See Note 13, for additional information regarding both acquisitions.

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer to certain oil and gas properties primarily located in East Texas and West Louisiana that the Partnership acquired on February 23, 2015 from certain operating subsidiaries of Memorial Resource in exchange for cash and certain of our oil and natural gas properties primarily located in North Louisiana for periods after common control commenced through the date of acquisition.  We refer to this transaction as the “Property Swap.”  The acquired East Texas oil and natural gas properties were owned by Classic Hydrocarbons Holdings, L.P. or its subsidiaries (“Classic”).  The Property Swap was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information were retrospectively revised to give effect to the Property Swap as if the Partnership owned the assets for periods after common control commenced through the acquisition date.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our results of operations for the three months ended March 31, 2016 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2015 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
Accrued capital expenditures	$9,985	$8,110
Accrued interest payable	27,992	23,192
Accrued lease operating expense	16,919	16,843
Accrued ad valorem taxes	2,597	1,426
Accrued general and administrative expenses	2,882	1,961
Environmental liability	88	216
Asset retirement obligation	1,175	1,175
Other	106	—
	$61,744	$52,923

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	22,793	21,298
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	1,875	(1,450)
Asset retirement obligation removal related to divestitures	(451)	—
Assumptions of asset retirement obligations related to properties acquired	—	2,266

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting.  In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to reduce complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will no longer record excess tax benefits and certain tax deficiencies in equity. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  In addition, the new guidance eliminates the requirement that excess tax benefits be realized before entities can recognize them and requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, the new guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an entity to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. In addition, entities will now have to elect whether to account for forfeitures on share-based payments by: (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required.

The new guidance is effective for reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. For the amendments that change the recognition and measurement of share-based payment awards, the new guidance requires transition under a modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period in which the guidance is adopted.  Prospective application is required for the accounting for excess tax benefits and tax deficiencies. Entities should apply the new guidance retrospectively for all periods presented related to the classification of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirements. Entities may apply the presentation changes for excess tax benefits in the statement of cash flows either prospectively or retrospectively.  The Partnership is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Leases.  In February 2016, FASB issued a revision to lease accounting guidance. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The revised guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Partnership is currently evaluating the standard and the impact on the consolidated financial statements and related footnote disclosures.

Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  In April 2015, the FASB issued an accounting standards update that specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required.  The guidance was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this guidance on January 1, 2016. Since the Partnership has historically allocated the earnings (losses) of transferred businesses that occurred in periods before the date of the dropdown transaction entirely to affiliates of the general partner (i.e., the previous owners) and did not adjust previously reported earnings per unit of the limited partners, the impact of adopting this guidance was not material to the Partnership’s financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 3. Acquisitions and Divestitures

Related Party Acquisitions

See Note 11 for further information regarding related party acquisitions that have been accounted for as transactions between entities under common control that impact the basis of presentation for the periods presented.

Acquisition-related Costs

Acquisition-related costs for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2016	2015
$86	$1,299

2015 Acquisitions

 2015 Beta Acquisition. On November 3, 2015, we closed a transaction to acquire the noncontrolling interest in San Pedro Bay Pipeline Company (“SPBPC”) and the remaining interests in our oil and gas properties offshore Southern California (the “Beta Properties”) from a third party (the “2015 Beta Acquisition”), which was discussed in our 2015 Form 10-K.

Pro forma Information. The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2015 as though the 2015 Beta Acquisition had been completed on January 1, 2014. The unaudited pro forma financial information was derived from the historical consolidated and combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired, (iii) accretion expense associated with asset retirement obligations recorded and (iv) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Three Months Ended
March 31,
2015
(In thousands, except per unit amounts)
Revenues	$99,081
Net income (loss)	(162,306)
Basic and diluted earnings per unit	(1.90)

Divestitures

There were no material divestitures during the three months ended March 31, 2016 and 2015, respectively.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at March 31, 2016 and December 31, 2015. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 7 for the estimated fair value of our outstanding fixed-rate debt.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of March 31, 2016 and December 31, 2015 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$776,805	$—	$776,805
Interest rate derivatives	—	28	—	28
Total assets	$—	$776,833	$—	$776,833
Liabilities:
Commodity derivatives	$—	$72,788	$—	$72,788
Interest rate derivatives	—	5,834	—	5,834
Total liabilities	$—	$78,622	$—	$78,622

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$816,995	$—	$816,995
Interest rate derivatives	—	—	—	—
Total assets	$—	$816,995	$—	$816,995
Liabilities:
Commodity derivatives	$—	$84,501	$—	$84,501
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,156	$—	$87,156

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

•

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, estimates of probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

During the three months ended March 31 2016, we recognized $8.3 million of impairments related to certain properties located in East Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices.  As a result of the impairments, the carrying value of these properties was reduced to approximately $11.0 million. We recorded approximately $251.3 million of impairments during the three months ended March 31, 2015 primarily related to certain properties located in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $332.2 million against amounts outstanding under our revolving credit facility at March 31, 2016, reducing our maximum credit exposure to approximately $369.1 million, of which approximately $213.5 million was with two counterparties. See Note 7 for additional information regarding our revolving credit facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars and basis swaps) to manage exposure to commodity price volatility. Historically, the Partnership has not paid or received premiums for put options. In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of the crude oil derivatives were applied as premiums for the new NGL derivatives.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX, CIG and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as NYMEX-CL, ICE Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At March 31, 2016, we had the following open commodity positions:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,586,331	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,572,778	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,313	301,600	312,000	160,000
Weighted-average fixed price	$85.47	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	139,667	67,500	—	—
Spread	$(10.01)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	210,433	43,300	—	—
Weighted-average fixed price	$35.79	$37.55	$—	$—

Our basis swaps included in the table above are presented on a disaggregated basis below:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,997,778	1,800,000	1,200,000	900,000
Spread-Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread-Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread-Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread-Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	99,667	37,500	—	—
Spread - Brent	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At March 31, 2016, we had the following interest rate swap open positions:

	Remaining
	2016	2017	2018
Average Monthly Notional (in thousands)	$400,000	$400,000	$300,000
Weighted-average fixed rate	0.943%	1.612%	1.427%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2016 and December 31, 2015. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2016	2015	2016	2015
		(In thousands)
Commodity contracts	Short-term derivative instruments	$308,480	$324,265	$48,530	$53,581
Interest rate swaps	Short-term derivative instruments	—	—	2,194	1,214
Gross fair value		308,480	324,265	50,724	54,795
Netting arrangements	Short-term derivative instruments	(48,626)	(51,945)	(48,626)	(51,945)
Net recorded fair value	Short-term derivative instruments	$259,854	$272,320	$2,098	$2,850

Commodity contracts	Long-term derivative instruments	$468,325	$492,730	$24,258	$30,920
Interest rate swaps	Long-term derivative instruments	28	—	3,640	1,441
Gross fair value		468,353	492,730	27,898	32,361
Netting arrangements	Long-term derivative instruments	(25,737)	(30,920)	(25,737)	(30,920)
Net recorded fair value	Long-term derivative instruments	$442,616	$461,810	$2,161	$1,441

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2016	2015
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(51,745)	$(145,459)
Interest rate derivatives	Interest expense, net	3,682	2,441

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2016 (in thousands):

Asset retirement obligations at beginning of period	$164,164
Liabilities added from acquisitions or drilling	10
Liabilities removed upon sale of wells	(451)
Liabilities settled	(615)
Accretion expense	2,707
Revision of estimates	324
Asset retirement obligations at end of period	166,139
Less: Current portion	1,175
Asset retirement obligations - long-term portion	$164,964

Note 7. Long Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$792,000	$836,000
2021 Senior Notes, fixed-rate, due May 2021 (1) (3)	700,000	700,000
2022 Senior Notes, fixed-rate, due August 2022 (2) (3)	496,990	496,990
Senior notes debt issuance costs, net	(17,497)	(18,297)
Unamortized discounts	(13,509)	(14,114)
Total long-term debt	$1,957,984	$2,000,579

(1)	The estimated fair value of our 2021 Senior Notes was $203.0 million and $210.0 million at March 31, 2016 and December 31, 2015, respectively.
(2)	The estimated fair value of our 2022 Senior Notes was $135.4 million and $149.1 million at March 31, 2016 and December 31, 2015, respectively.
(3)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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
2016
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$1,175,000

Subsequent Event

On April 14, 2016, we entered into a tenth amendment to our credit agreement, dated as of December 14, 2011 (as previously amended, the “Credit Agreement”), by and among the Partnership, OLLC, the administrative agent and the other agents and lenders party thereto (the “Tenth Amendment”). The Tenth Amendment, among other things, amended the Credit Agreement to:

•

establish a new Applicable Margin (as defined in the Credit Agreement) that ranges from 1.25% to 2.25% per annum (based on borrowing base usage) on alternate base rate loans and from 2.25% to 3.25% per annum (based on borrowing base usage) on Eurodollar or LIBOR loans and sets the committee fee for the unused portion of the borrowing base to 0.50% per annum regardless of the borrowing base usage;

•	reduce the borrowing base thereunder from $1,175 million to $925 million;
•

require the Partnership to maintain a ratio of Consolidated First Lien Net Secured Debt (as defined in the Credit Agreement) to Consolidated EBITDAX (as defined in the Credit Agreement) of not greater than 3.25 to 1.00 as of the end of each fiscal quarter;

•

permit the issuance by the Partnership of secured second lien notes solely in exchange for the Partnership’s outstanding senior unsecured notes pursuant to one or more senior debt exchanges; provided that, among other things: (i) such debt shall be (A) in an aggregate principal amount not to exceed $600 million (plus any principal representing payment of interest in kind) and (B) such debt is subject to an intercreditor agreement at all times; and (ii) such debt shall not (A) have any scheduled principal amortization or have a scheduled maturity date or a date of mandatory redemption in full prior to 180 days after March 19, 2018, or (B) not contain any covenants or events of default that are more onerous or restrictive than those set forth in the Credit Agreement other than covenants or events of default that are contained in the Partnership’s existing senior unsecured notes and (C) the Consolidated Net Interest Expense (as defined in the Credit Agreement) for the 12-month period following the exchange, after giving pro forma effect to the exchange, shall be no greater than the Consolidated Net Interest Expense for such period had the exchange not occurred;

•

permit the payment by the Partnership of cash distributions to its equity holders out of available cash in accordance with its partnership agreement so long as, among other things, the pro forma Availability (as defined in the Credit Agreement) shall be not less than the greater of $75 million or (x) 10% of the borrowing base then in effect with respect to any such distributions made prior to June 1, 2016 or (y) 15% of the borrowing base then in effect with respect to any such distributions made on or after June 1, 2016; provided that the aggregate amount of all such payments made in any fiscal quarter for which the ratio of the Partnership’s total debt at the time of such payment to its Consolidated EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than or equal to 4.00 to 1.00 will not exceed $4.15 million during such fiscal quarter;

•

permit the repurchase of the Partnership’s (i) outstanding senior unsecured notes, or if any, second lien debt with proceeds from Swap Liquidations (as defined in the Credit Agreement) or the sale or other disposition of oil and gas properties and (ii) outstanding senior unsecured notes with the proceeds from the release of cash securing certain governmental obligations located in the Beta Field offshore Southern California, provided that, among other things, (A) the pro forma Availability is not less than the greater of $75 million or (x) 10% of the borrowing base then in effect through May 31, 2016 or (y) 15% of the borrowing base then in effect on or after June 1, 2016, (B) the Partnership’s pro forma ratio of Consolidated First Lien Net Secured Debt to Consolidated EBITDAX is not greater than 3.00 to 1.00, and (C) the amount of proceeds from all Swap Liquidations and sales or other dispositions of oil and gas properties used to repurchase outstanding senior unsecured notes or secured second lien notes does not

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

exceed $40 million in the aggregate, or in the case of the release of cash securing such obligations, the amount of proceeds used to repurchase outstanding senior unsecured notes does not exceed $60 million in the aggregate;

•

require that the oil and gas properties of the Partnership mortgaged as collateral security for the loans under the Credit Agreement represent not less than 90% of the total value of the oil and gas properties of the Partnership evaluated in the most recently completed reserve report; and

•

require the Partnership, in the event that at the close of any business day the aggregate amount of any unrestricted cash or cash equivalents exceeds $25 million in the aggregate, to prepay the loans under the Credit Agreement and cash collateralize any letter of credit exposure with such excess.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2016	2015
OLLC revolving credit facility	2.43%	1.90%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$3,289	$3,672
2021 Senior Notes (2)	10,665	11,194
2022 Senior Notes (2)	6,832	7,103
Total	$20,786	$21,969

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method, which generally approximates the effective interest method.

Letters of Credit

At March 31, 2016, we had $2.1 million of letters of credit outstanding, all related to operations at our Wyoming properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2015:

		General
	Common	Partner
Balance, December 31, 2015	82,906,400	86,797
Restricted common units issued	50,000	—
Restricted common units forfeited	(9,669)	—
Restricted common units repurchased (1)	(21,429)	—
Balance, March 31, 2016	82,925,302	86,797

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $0.1 million for the three months ended March 31, 2016. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 10 for additional information regarding restricted common units that were granted during the three months ended March 31, 2016.

2015 Repurchases of Common Units

During the three months ended March 31, 2015, we repurchased $28.4 million in common units, which represented a repurchase and retirement of 1,909,583 common units under the December 2014 repurchase program. The December 2014 repurchase program expired in December 2015.

Allocations of Net Income (Loss)

Net income (loss) attributable to the Partnership is allocated between our general partner and the common unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner and the Funds. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control in a manner similar to the pooling of interest method prior to their acquisition date is allocated to the previous owners since they are affiliates of our general partner.

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
1st Quarter 2016	April 26, 2016	May 6, 2016	May 13, 2016	$0.0300	$2.5	$	< 0.1
4th Quarter 2015	January 26, 2016	February 5, 2016	February 12, 2016	$0.1000	$8.3	$	< 0.1
3rd Quarter 2015	October 26, 2015	November 5, 2015	November 12, 2015	$0.3000	$24.9	$	< 0.1
2nd Quarter 2015	July 24, 2015	August 5, 2015	August 12, 2015	$0.5500	$45.7		$0.1
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3		$0.2
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3		$3.1

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to Memorial Production Partners LP	$(38,097)	$(162,817)
Less: Previous owners interest in net income (loss)	—	(2,268)
Less: General partner's 0.1% interest in net income (loss) (1)	(40)	(166)
Less: IDRs attributable to corresponding period	—	56
Less: Phantom unit distribution equivalents attributable to corresponding period (see Note 11)	(5)	—
Net income (loss) available to limited partners	$(38,052)	$(160,439)

Weighted average limited partner units outstanding:
Common units	82,935	81,778
Subordinated units	—	2,561
Total	82,935	84,339
Basic and diluted EPU	$(0.46)	$(1.90)

(1)

As a result of repurchases under the December 2014 repurchase program, our general partner had an approximate average 0.1046% and 0.1023% interest in us for the three months ended March 31, 2016 and 2015, respectively.

Note 10. Unit-Based Awards

Restricted Common Units

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61
Granted (2)	50,000	$2.41
Forfeited	(9,669)	$18.50
Vested	(102,600)	$15.96
Restricted common units outstanding at March 31, 2016	1,306,269	$17.15

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in the three months ended March 31, 2016 was $0.1 million based on a grant date market price of $2.41 per unit.

The unrecognized compensation cost associated with restricted common unit awards was $12.9 million at March 31, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.66 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

LTIP Modification. On March 9, 2016, certain employees were impacted by an involuntary termination which, upon the approval of the board of directors of our general partner, accelerated the vesting schedule of unvested awards under the LTIP that otherwise would have been forfeited upon a voluntary termination. The acceleration of the LTIP vesting schedule represents an improbable-to-probable modification. The grant-date fair value compensation cost of approximately $0.5 million was reversed and the modified-date grant fair value compensation cost of approximately $0.3 million was recognized.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Phantom Units

The Partnership issued a total of 155,601 phantom units to the non-employee directors in January 2016 which will vest in January 2017. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distribution that we pay to a holder of a common unit. Upon vesting, the phantom unit shall be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units.

The following table summarizes the amount of recognized compensation expense associated with the LTIP awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Equity classified awards
Restricted common units	$2,492	$2,341
Liability classified awards
Phantom units	76	—
	$2,568	$2,341

Note 11. Related Party Transactions

Amounts due to Memorial Resource and certain affiliates of NGP at March 31, 2016 and December 31, 2015 are presented within “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three months ended March 31, 2016 and 2015, we paid less than $0.1 million and $0.2 million, respectively to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

Common Control Acquisitions

February 2015 Acquisition. On February 23, 2015, as discussed in Note 1, we consummated the Property Swap. The Partnership recorded the following net assets (in thousands):

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource provides management, administrative and operating services for us and our general partner pursuant to our omnibus agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2016	2015
$7,449	$8,553

Subsequent Event.  Upon completion of the announced MEMP GP Acquisition, the omnibus agreement will be terminated.  We will subsequently enter into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities.  See Note 13 for additional information.

Beta Management Agreement

Memorial Resource through its wholly-owned subsidiary Beta Operating Company, LLC provided management and administrative oversight related to our offshore Southern California oil and gas properties in exchange for an annual management fee. Memorial Resource had the right to receive approximately $0.4 million from Rise Energy Beta, LLC annually. This agreement was terminated in November 2015 in connection with the 2015 Beta Acquisition.

Classic Gas Gathering and Water Disposal Agreements

A discussion of these agreements is included in our 2015 Form 10-K. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline and Gathering LLC’s (“Classic Pipeline”) Joaquin gathering system. Additionally, Classic Pipeline assigned its salt water system to OLLC in November 2015. For the three months ended March 31, 2015, we incurred gathering and saltwater disposal fees of approximately $0.9 million under these agreements.

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

At March 31, 2016 and December 31, 2015, we had $0.1 million and $0.2 million of environmental reserves recorded on our balance sheets, respectively.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The trust account must maintain minimum balances as follows (in thousands):

June 30, 2016	$148,000
December 31, 2016	$152,000

In the event the account balance is less than the contractual amount, we must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by us. As of March 31, 2016, the remaining obligation was approximately $6.0 million. In 2015, the BOEM issued a preliminary report that indicated the estimated costs of decommissioning may further increase, and we expect the amount to be finalized during 2016 after negotiations are completed.

The gross held-to-maturity investments held in the trust account as of March 31, 2016 for the U.S. Bank money market cash equivalent was $146.0 million.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 13. Subsequent Events

MEMP GP Acquisition

On April 27, 2016, the Partnership entered into an agreement to acquire, among other things, all of the equity interests in MEMP GP from Memorial Resource for cash consideration of approximately $0.8 million.  We expect to close this transaction by the end of the second quarter of 2016, subject to customary closing conditions. In connection with the closing of the transaction, our partnership agreement with be amended and restated to, among other things, (i) to convert MEMP GP’s 0.1% general partnership interest into a non-economic general partner interest, (ii) cancel the incentive distribution rights of the Partnership, and (iii) provide the limited partners of the Partnership the ability to elect the members of MEMP GP’s board of directors beginning with an annual meeting in 2017.  MEMP and Memorial Resource will enter into a transition services agreement to manage post-closing separation costs and activities.

Acquisition of NGP owned IDRs

On April 27, 2016, the Partnership entered into an agreement to acquire the 50% ownership of the IDRs of the Partnership owned by NGP.  This acquisition is expected to close immediately prior to the MEMP GP Acquisition.

Amendment to Credit Facility and Borrowing Base Redetermination

Effective April 14, 2016 the borrowing base under our revolving credit facility was reduced to approximately $925 million in connection with the semi-annual borrowing redetermination by the lenders. In addition, we and our lenders reached an agreement on amending certain terms of our revolving credit facility. For additional information, see Note 7.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our 2015 Form 10-K filed with the SEC on February 24, 2016 and any supplements thereto. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

Overview

We are a Delaware limited partnership formed in April 2011 to own, acquire and exploit oil and natural gas properties in North America. The Partnership is owned 99.9% by its limited partners and 0.1% by its general partner, which is a wholly-owned subsidiary of Memorial Resource. Our general partner is responsible for managing all of the Partnership’s operations and activities.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, Colorado, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2015:

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

Recent Developments

MEMP GP Acquisition

On April 27, 2016, the Partnership entered into an agreement to acquire, among other things, all of the equity interests in MEMP GP from Memorial Resource for cash consideration of approximately $0.8 million.  We expect to close this transaction by the end of the second quarter of 2016, subject to customary closing conditions. In connection with the closing of the transaction, our partnership agreement with be amended and restated to, among other things, (i) to convert MEMP GP’s 0.1% general partnership interest into a non-economic general partner interest, (ii) cancel the incentive distribution rights of the Partnership, and (iii) provide the limited partners of the Partnership the ability to elect the members of MEMP GP’s board of directors beginning with an annual meeting in 2017.  MEMP and Memorial Resource will enter into a transition services agreement to manage post-closing separation costs and activities.

Acquisition of NGP owned IDRs

On April 27, 2016, the Partnership entered into an agreement to acquire the 50% ownership of the IDRs of the Partnership owned by NGP.  This acquisition is expected to close immediately prior to the MEMP GP Acquisition.

Amendment to Credit Facility and Borrowing Base Redetermination

Effective April 14, 2016 the borrowing base under our revolving credit facility was reduced to approximately $925 million in connection with the semi-annual borrowing redetermination by the lenders. In addition, we and our lenders reached an agreement on amending certain terms of our revolving credit facility. For information regarding the tenth amendment to the Credit Agreement, dated as of December 14, 2011 (as previously amended, the “Credit Agreement”), see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

Business Environment and Operational Focus

Our primary business objective is to generate stable cash flows, which would allow us to deliver sustainable quarterly cash distributions to our unitholders and, over time, to potentially increase those quarterly cash distributions. We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) general and administrative expenses; and (vi) Adjusted EBITDA (defined below).

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

•

Taxes other than income. These consist of severance, ad valorem and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.

•	Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes, delay rentals and unsuccessful leasing efforts.
•	Impairment of proved properties. Proved properties are impaired whenever the carrying value of the properties exceed their estimated undiscounted future cash flows.
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

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flows from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition related costs; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Calculation of Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(38,097)	$(162,658)
Interest expense, net	32,552	28,818
Income tax expense (benefit)	96	(2,370)
DD&A	44,429	51,266
Impairment of proved oil and gas properties	8,342	251,347
Accretion of AROs	2,707	1,634
(Gains) losses on commodity derivative instruments	(51,745)	(145,459)
Cash settlements received (paid) on expired commodity derivative instruments	80,221	60,124
(Gain) loss on sale of properties	(96)	—
Acquisition related costs	86	1,299
Unit-based compensation expense	2,568	2,341
Exploration costs	122	90
Loss on settlement of AROs	121	—
Adjusted EBITDA	$81,306	$86,432

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$77,006	$71,963
Changes in working capital	(24,268)	(11,726)
Interest expense, net	32,552	28,818
Gain (loss) on interest rate swaps	(3,682)	(2,441)
Cash settlements paid on interest rate derivative instruments	530	888
Amortization of deferred financing fees	(1,202)	(1,860)
Accretion of senior notes discount	(605)	(599)
Acquisition related expenses	86	1,299
Income tax expense (benefit) - current portion	31	—
Exploration costs	122	90
Plugging and abandonment cost	736	—
Adjusted EBITDA	$81,306	$86,432

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2015 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2016 and 2015 have been derived from our consolidated and combined financial statements.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil & natural gas sales	$60,623	$91,949
Pipeline tariff income and other	243	869
Total revenues	60,866	92,818

Costs and expenses:
Lease operating	35,696	40,478
Gathering, processing and transportation	9,209	8,666
Exploration	122	90
Taxes other than income	4,008	6,655
Depreciation, depletion and amortization	44,429	51,266
Impairment of proved oil and natural gas properties	8,342	251,347
General and administrative	13,524	14,511
Accretion of asset retirement obligations	2,707	1,634
(Gain) loss on commodity derivative instruments	(51,745)	(145,459)
Gain on sale of properties	(96)	—
Other, net	119	—
Total costs and expenses	66,315	229,188
Operating income (loss)	(5,449)	(136,370)
Other income (expense):
Interest expense, net	(32,552)	(28,818)
Other income (expense)	—	160
Total other income (expense)	(32,552)	(28,658)
Income before income taxes	(38,001)	(165,028)
Income tax benefit (expense)	(96)	2,370
Net income (loss)	(38,097)	(162,658)
Net income (loss) attributable to noncontrolling interest	—	159
Net income (loss) attributable to Memorial Production Partners LP	$(38,097)	$(162,817)

Oil and natural gas revenue:
Oil sales	$29,777	$44,253
NGL sales	7,255	12,123
Natural gas sales	23,591	35,573
Total oil and natural gas revenue	$60,623	$91,949

Production volumes:
Oil (MBbls)	1,068	1,021
NGLs (MBbls)	663	699
Natural gas (MMcf)	11,753	12,381
Total (MMcfe)	22,138	22,698
Average net production (MMcfe/d)	243.3	252.2

Average sales price:
Oil (per Bbl)	$27.89	$43.34
NGL (per Bbl)	10.94	17.34
Natural gas (per Mcf)	2.01	2.87
Total (Mcfe)	$2.74	$4.05

Average unit costs per Mcfe:
Lease operating expense	$1.61	$1.78
Gathering, processing and transportation	$0.42	$0.38
Taxes other than income	$0.18	$0.29
General and administrative expenses	$0.61	$0.64
Depletion, depreciation and amortization	$2.01	$2.26

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

A net loss of $38.1 million was recorded during the three months ended March 31, 2016 compared to a net loss of $162.7 million recorded during the three months ended March 31, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $60.6 million, a decrease of $31.3 million compared with 2015. Production decreased 0.6 Bcfe (approximately 2%) primarily from decreased drilling activities, flooding in East Texas and a temporary production curtailment at our Bairoil properties. The average realized sales price decreased $1.31 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 29% of total volumes for 2016 compared to approximately 27% of total volumes for 2015.  The unfavorable volume and pricing variance contributed to an approximate $2.3 million and $29.0 million decrease in revenues, respectively.

•

Lease operating expenses were $35.7 million and $40.5 million during 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses were $1.61 for 2016 compared to $1.78 for 2015.  Reductions in lease operating expenses were a result of our continued focus on improving margins and operational efficiencies.

•

Gathering, processing and transportation expenses were $9.2 million and $8.7 million during 2016 and 2015, respectively.  On a per Mcfe basis, gathering, processing and transportation expenses were $0.42 for 2016 compared to $0.38 for 2015.

•

Taxes other than income during 2016 totaled $4.0 million, a decrease of $2.6 million compared with 2015 primarily due to lower realized commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.18 for 2016 compared to $0.29 for 2015 as a result of lower realized commodity prices.

•

DD&A expense during 2016 was $44.4 million compared to $51.3 million during 2015, a $6.9 million decrease. Decreased production volumes caused DD&A expense to decrease by approximately $1.3 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $5.6 million. The $0.25 decrease in DD&A rate is primarily due to impairments recognized on certain properties over the course of 2015.

•

We recognized $8.3 million of impairments during 2016 related to certain properties in East Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices.  We recognized $251.3 million of impairments during 2015 primarily related to certain properties in East Texas, Wyoming and Colorado.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on pricing terms specific to these properties and increased costs.

•

General and administrative expenses during 2016 were $13.5 million and included $2.5 million of unit-based compensation expense and approximately $0.1 million of acquisition-related costs.  General and administrative expenses during 2015 totaled $14.5 million and included approximately $2.3 million of unit-based compensation expense and approximately $1.3 million of acquisition-related costs.  For additional information, see Part I, Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1.

•

Net gains on commodity derivative instruments of $51.7 million were recognized during 2016, consisting of $80.2 million of cash settlement receipts and a $28.5 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $145.5 million were recognized during 2015, consisting of $60.1 million of cash settlement receipts and an $85.4 million increase in the fair value of open positions.

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

•

Net interest expense is comprised of interest on our revolving credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $32.6 million during 2016, including losses on interest rate swaps of approximately $3.7 million, amortization of deferred financing fees of approximately $1.2 million, and accretion of net discount associated with our senior notes of $0.6 million. Interest expense, net totaled $28.8 million during 2015, including losses on interest rate swaps of approximately $2.4 million, amortization of deferred financing fees of approximately $1.9 million and accretion of net discounts associated with our senior notes of $0.6 million. The $3.8 million increase in interest expense is primarily due to losses on interest rate swaps and an increase in outstanding borrowings under our revolving credit facility during 2016 compared to 2015.

Average outstanding borrowings under our revolving credit facility were $814.7 million during 2016 compared to $508.1 million during 2015. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during both 2016 and 2015.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our revolving credit facility and equity and debt capital markets. In 2016, we expect our funding sources to be cash flows generated from operating activities, available borrowing capacity under our revolving credit facility, access to debt and equity capital markets, and/or divestitures of non-core assets. In 2016, we expect to divest non-core assets in the Permian and Rockies regions. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

If cash flows from operations does not meet our expectations, we may reduce our expected level of capital expenditures, reduce distributions to unitholders, and/or fund a portion of our capital expenditures using borrowings under our revolving credit facility, issuances of debt and equity securities or from other sources, such as asset divestitures. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by many factors, including the covenants in our revolving credit facility or our indentures. If we are unable to obtain funds when needed or on acceptable terms, we may be unable to finance the capital expenditures necessary to maintain our production or proved reserves.

Revolving Credit Facility. As of March 31, 2016, we had approximately $380.9 million of available borrowing capacity under our revolving credit facility, which is net of $2.1 million in letters of credit. We had $0.8 million of cash and cash equivalents as of March 31, 2016. On April 14, 2016, our borrowing base decreased from $1.175 billion to approximately $925.0 million in connection with its semi-annual redetermination and reduced our available borrowing capacity by $250.0 million. For additional information regarding our revolving credit facility amendments, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

Capital Markets.  We may also have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners.  However, since we no longer qualify as a well-known seasoned issuer, we will need to file a post-effective amendment to the registration statement to convert it to a non-automatic shelf registration statement that we are eligible to use. Such post-effective amendment is subject to review by the SEC and must be declared effective by the SEC, which could delay our ability to raise debt or equity capital under the registration statement and adversely affect our ability to access financing and the capital markets in a timely fashion. We have also filed a shelf registration statement with the SEC which will allow us to issue our common units potentially through an “at the market” equity program in the future at prices and terms to be determined by market conditions and other factors.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2016, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Partnership Agreement. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders, general partner and (if applicable) holders of our IDRs. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions.  In addition, new covenants included in the tenth amendment to our Credit Agreement may restrict our distributions prospectively.  We intend to make a $2.5 million distribution with respect to the first quarter on May 13, 2016.  See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Capital Expenditures.  For the three months ended March 31, 2016, our total capital expenditures, were approximately $24.5 million, which were primarily related to drilling, recompletions and capital workovers.

Government Trust Account. In 2015, the BSEE issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with the Beta properties may increase. We are working with BOEM to replace a portion of the funds maintained in the trust account pursuant to the government obligation with one or more surety bonds, which we believe would free up additional cash currently held in the trust account.  At March 31, 2016, there was approximately $146.0 million in the trust account.

Working Capital.  We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our maintenance capital expenditures. Our growth capital expenditures, which include any acquisitions of oil and natural gas properties and related assets, are expected to be primarily funded with external financing sources, including borrowings under our revolving credit facility and/or proceeds from the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. We expect to fund cash distributions to partners primarily with operating cash flows or borrowings under our credit facility. It is our belief that we will continue to have adequate liquidity and capital resources to fund our primary cash requirements.

As of March 31, 2016, we had a working capital balance of $209.6 million primarily due to a net asset balance of $257.8 million of current derivative instruments partially offset by the timing of accruals, which included accrued capital expenditures of approximately $10.0 million, accrued lease operating expense of approximately $16.9 million and accrued interest payable of approximately $28.0 million.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of March 31, 2016, we had $792.0 million of outstanding borrowings and $2.1 million of outstanding letters of credit.  The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of March 31, 2016, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility amendments and redetermined borrowing base, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

2022 Senior Notes

As of March 31, 2016, there was approximately $497.0 million aggregate principal amount of 6.875% senior notes due 2022 (“2022 Senior Notes”) outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplement thereto.

2021 Senior Notes

As of March 31, 2016, there was $700.0 million aggregate principal of amount of 7.625% senior notes due 2021 (“2021 Senior Notes”) outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2016 and 2015 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owner reflect the common control acquisition from Memorial Resource in February 2015. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Item 1 of this quarterly report.

	For the Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$77,006	$71,963
Net cash used in investing activities	24,443	79,106
Net cash (used in) provided by financing activities	(52,326)	7,246

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $5.0 million. Production decreased 0.6 Bcfe (approximately 2%) and average realized sales price decreased $1.31 per Mcfe.  During 2016, lease operating expenses were $35.7 million, a decrease of $4.8 million compared to 2015.  Taxes other than income decreased to $4.0 million in 2016 from $6.7 million during 2015. We had a $12.5 million increase due to the timing of working capital.  Net cash provided by operating activities included a $20.5 million period-to-period increase in cash settlements received on expired commodity derivative instruments. The period-to-period increase in cash settlements received on expired commodity derivatives partially offset decreased revenues as previously discussed under “—Results of Operations.”

Investing Activities. Net cash used in investing activities during 2016 was $24.4 million, of which $22.5 million was used for additions to oil and natural gas properties. In addition we received $0.3 million in proceeds from the sale of oil and natural gas properties.  Net cash used in investing activities during 2015 was $79.1 million, of which $3.3 million was used to acquire oil and natural gas properties from third parties and $74.4 million was used for additions to oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $2.1 million during 2016 compared to $1.4 million during 2015.

Financing Activities. Distributions to partners during 2016 were $8.3 million compared to $46.3 million during 2015. The decrease is due to a decrease in the declared distribution rate. During 2015, we paid $78.0 million to Memorial Resource in connection with a common control acquisition transaction.

The Partnership had net repayments of $44.0 million under its revolving credit facility during 2016. The Partnership had net borrowings of $161.0 million under its revolving credit facility during 2015 that were primarily used to fund a common control acquisition transaction and to fund its drilling program. For additional information regarding the common control acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

We repurchased $28.4 million in common units during 2015, which represented a repurchase and retirement of 1,909,583 common units under the December 2014 repurchase program. This repurchase program expired in December 2015. We repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow. See Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information regarding our 2015 repurchases.

Contractual Obligations

During the three months ended March 31, 2016, there were no significant changes since those reported in our 2015 Form 10-K filed with the SEC on February 24, 2016.

Off–Balance Sheet Arrangements

As of March 31, 2016, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2015 Form 10-K.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to generally enter into costless collars and fixed price swaps only with lenders under our credit agreement.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2016, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2016.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of debt issuance costs and any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2016
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$681,758	$203,000
2022 Senior Notes, fixed-rate due August 1, 2022	484,226	135,430

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2016, after taking into effect netting arrangements, we had counterparty exposure of $369.1 million related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $332.2 million against amounts outstanding under our revolving credit facility at March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, Item 1, Financial Statements, Note 12, “Commitments and Contingencies – Litigation & Environmental,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our general partner’s approximate 0.1% interest in us was represented by 86,797 general partner units at March 31, 2016. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in exchange for additional general partner units to maintain its current general partner interest.

The following table summarizes our repurchase activity during the quarterly period ended March 31, 2016:

Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
(in thousands)
Restricted Unit Repurchases (1)
January 1, 2016 - January 31, 2016	11,801	$2.41	n/a	n/a
February 1, 2016 - February 29, 2016	—	$—	n/a	n/a
March 1, 2016 - March 31, 2016	9,628	$2.31	n/a	n/a

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting.  See Note 10 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 of this quarterly report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Change of Control Agreements

On May 4, 2016, our general partner entered into change of control agreements with each of its executive officers. These change of control agreements require our general partner to provide certain compensation and benefits to such officers if such officer’s employment is terminated on account of a qualifying termination (as defined below). The change of control agreements continue in effect until the earlier of (i) a separation from service other than on account of a qualifying termination, (ii) our general partner’s satisfaction of all of its obligations under the change of control agreement, or (iii) the execution of a written agreement between our general partner and the executive officer terminating the change of control agreement.

Under the terms of each change of control agreement, if an executive’s employment is terminated on account of a qualifying termination, then subject to such executive’s signing and not revoking a separation agreement and release of claims, then such executive will be entitled to:

•

receive a lump sum payment equal to a specified percentage of such executive’s (i) annual base salary and (ii) target bonus, in each case, at the highest rate in effect during the twelve month period prior to the date in which the qualifying termination occurs, which percentage is 250/200/150%;

•	the vesting of all outstanding unvested awards previously granted to such executive under the LTIP;

•

reimbursement for the amount of COBRA continuation premiums (less required co-pay) until the earlier of (a) twelve months following the qualifying termination and (b) such time as such executive is no longer eligible for COBRA continuation coverage;

•	financial counseling services for twelve months following the qualifying termination, subject to a maximum benefit of $30,000; and
•	outplacement counseling services for twelve months following the qualifying termination, subject to a maximum value of $30,000.

“Qualifying termination” means, as to any executive, the separation of service on account of (i) an involuntary termination by our general partner without cause or (ii) such executive’s voluntary resignation for good reason, in each case, within six months prior to, or twenty-four months following, a change of control. The term “cause” means (i) such executive’s commission of, conviction for, plea of guilty or nolo contendere to a felony or a crime involving moral turpitude; (ii) engaging in conduct that constitutes fraud, gross negligence or willful misconduct that results or would reasonably be expected to result in material harm to the Partnership or its affiliates or their respective businesses or reputations; (iii) breach of any material terms of such executive’s employment, including any of our general partner’s policies or code of conduct; or (iv) willful and continued failure to substantially perform such executive’s duties for our general partner which such failure is not remedied within ten business days after receipt of written demand of substantial performance by the board of directors of our general partner. The term “good reason” means the occurrence of one of the following without an executive’s express written consent (i) a material reduction of such executive’s duties, position or responsibilities, or such executive’s removal from such position and responsibilities, unless such executive is offered a comparable position (i.e., a position of equal or greater organizational level, duties, authority, compensation, title and status); (ii) a material reduction by our general partner of such executive’s base compensation (base salary and target bonus) as in effect immediately prior to such reduction; (iii) such executive is requested to relocate (except for office relocations that would not increase such executive’s one way commute by more than 50 miles); or (iv) any other action or inaction that constitutes a material breach by our general partner of the change of control agreement. The term “change of control” has the meaning ascribed to such term in the LTIP; provided that a change of control shall be deemed not to have occurred if the Partnership acquires our general partner.

In the event that the board of directors of our general partner determines that payments to be made to an executive under the change of control agreement would constitute excess parachute payments subject to excise tax under Section 4999 of the Internal Revenue Code, then the amount of such payments shall either (i) be reduced so that such payments will not be subject to such excise tax or (ii) paid in full, whichever results in the better net after tax position for the executive.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the form of change of control agreement, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated in this Item 5 by reference.

ITEM 6.	EXHIBITS.

The information required by this Item 6. Exhibits is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: May 4, 2016	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President and Chief Financial Officer of
Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description

2.1##	—

Purchase and Sale Agreement, dated as of November 3, 2015, by and between SP Beta Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 5, 2015).

2.2##	—

Purchase and Sale Agreement, dated as of April 27, 2016, among Memorial Production Partners LP, Memorial Resources Development Corp., Memorial Production Partners GP LLC, Memorial Production Operating LLC, Beta Operating Company, LLC and MEMP Services LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 2, 2016).

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

4.2#	—

Form of Phantom Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan. (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K (File No.001-35364) filed on February 2, 2016).

10.1	—

Tenth Amendment to Credit Agreement, dated as of April 14, 2016, by and among Memorial Production Partners LP, Memorial Production Operating LLC, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Royal Bank of Canada, Citizens Bank, N.A., MUFG Union Bank, N.A. f/k/a Union Bank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 14, 2016).

10.2#*	—	Form of Change of Control Agreement

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.