Form 10-Q
period 2016-06-30
Memorial Production Partners LP
filed 2016-08-03
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35364

MEMORIAL PRODUCTION PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	90-0726667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1600, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 490-8900

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

As of July 29, 2016, the registrant had 83,484,115 common units outstanding.

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

Net Production: Production that is owned by us less royalties and production due to others.

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

•	“our general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, our general partner and wholly-owned subsidiary;
•	“OLLC” refers to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties;
•

“Finance Corp.” refers to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto;

•	“Memorial Resource” refers collectively to Memorial Resource Development Corp. and its subsidiaries;
•

“the previous owners” for accounting and financial reporting purposes refers to certain oil and gas properties primarily located in the Joaquin Field in Shelby and Panola counties in East Texas and in West Louisiana acquired from Memorial Resource in February 2015 for periods after common control commenced through the date of acquisition;

•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.; and
•	“NGP” refers to Natural Gas Partners, which manages the Funds.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), our Current Report on Form 8-K filed with the SEC on May 25, 2016 and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$—	$599
Accounts receivable	46,087	60,239
Short-term derivative instruments	140,492	272,320
Prepaid expenses and other current assets	12,040	7,028
Total current assets	198,619	340,186
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,128,180	3,616,325
Support equipment and facilities	198,645	205,876
Other	15,024	2,671
Accumulated depreciation, depletion and impairment	(1,521,606)	(1,878,549)
Property and equipment, net	1,820,243	1,946,323
Long-term derivative instruments	329,231	461,810
Restricted investments	156,873	152,631
Assets held for sale (Note 3)	30,143	—
Other long-term assets	4,974	5,053
Total assets	$2,540,083	$2,906,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,447	$8,792
Accounts payable - affiliates	—	3,339
Revenues payable	23,509	25,504
Accrued liabilities (Note 2)	52,174	52,923
Assets held for sale (Note 3)	599	—
Short-term derivative instruments	2,140	2,850
Total current liabilities	90,869	93,408
Long-term debt (Note 7)	1,824,604	2,000,579
Asset retirement obligations	149,865	162,989
Long-term derivative instruments	2,220	1,441
Deferred tax liabilities	2,223	2,094
Assets held for sale (Note 3)	11,819	—
Other long-term liabilities	4,240	—
Total liabilities	2,085,840	2,260,511
Commitments and contingencies (Note 12)
Equity:
Partners' equity:
Common units (83,488,304 units outstanding at June 30, 2016 and 82,906,400 units outstanding at December 31, 2015)	454,243	644,644
General partner (86,797 units outstanding at December 31, 2015)	—	848
Total partners' equity	454,243	645,492
Total liabilities and equity	$2,540,083	$2,906,003

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil & natural gas sales	$67,780	$97,221	$128,403	$189,170
Other revenues	286	917	529	1,786
Total revenues	68,066	98,138	128,932	190,956

Costs and expenses:
Lease operating	29,354	44,888	65,050	85,366
Gathering, processing, and transportation	8,823	9,548	18,032	18,214
Exploration	15	32	137	122
Taxes other than income	3,485	6,058	7,493	12,713
Depreciation, depletion, and amortization	44,413	46,286	88,842	97,552
Impairment of proved oil and natural gas properties	—	—	8,342	251,347
General and administrative	15,246	14,377	28,770	28,888
Accretion of asset retirement obligations	2,712	1,686	5,419	3,320
(Gain) loss on commodity derivative instruments	124,580	61,403	72,835	(84,056)
(Gain) loss on sale of properties	(3,539)	—	(3,635)	—
Other, net	(52)	(943)	67	(943)
Total costs and expenses	225,037	183,335	291,352	412,523
Operating income (loss)	(156,971)	(85,197)	(162,420)	(221,567)
Other income (expense):
Interest expense, net	(32,143)	(27,910)	(64,695)	(57,150)
Other income (expense)	—	124	—	284
Gain on extinguishment of debt	41,664	—	41,664	422
Total other income (expense)	9,521	(27,786)	(23,031)	(56,444)
Income (loss) before income taxes	(147,450)	(112,983)	(185,451)	(278,011)
Income tax benefit (expense)	(100)	(876)	(196)	1,494
Net income (loss)	(147,550)	(113,859)	(185,647)	(276,517)
Net income (loss) attributable to noncontrolling interest	—	65	—	224
Net income (loss) attributable to Memorial Production Partners LP	$(147,550)	$(113,924)	$(185,647)	$(276,741)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(147,550)	$(113,924)	$(185,647)	$(276,741)
Net (income) loss allocated to previous owners	—	—	—	2,268
Net (income) loss allocated to general partner	128	90	168	228
Net (income) loss allocated to NGP IDRs	—	(28)	—	(56)
Limited partners' interest in net income (loss)	$(147,422)	$(113,862)	$(185,479)	$(274,301)

Earnings per unit: (Note 9)
Basic and diluted earnings per unit	$(1.78)	$(1.36)	$(2.24)	$(3.26)
Weighted average limited partner units outstanding:
Basic and diluted	83,007	83,902	82,971	84,119

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(185,647)	$(276,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	88,842	97,552
Impairment of proved oil and natural gas properties	8,342	251,347
(Gain) loss on derivative instruments	78,361	(80,970)
Cash settlements (paid) received on expired derivative instruments	146,817	112,315
Cash settlements on terminated commodity derivatives	39,299	27,063
Premiums paid for commodity derivatives	—	(27,063)
Bad debt expense	1,601	—
Deferred income tax expense (benefit)	129	(1,637)
Amortization of deferred financing costs	2,550	3,116
Gain on extinguishment of debt	(41,664)	(422)
Accretion of senior notes net discount	1,201	1,204
Accretion of asset retirement obligations	5,419	3,320
Unit-based compensation (see Note 10)	5,299	4,906
Settlement of asset retirement obligations	(869)	(780)
Gain on sale of properties	(3,635)	—
Changes in operating assets and liabilities:
Accounts receivable	13,414	9,668
Prepaid expenses and other assets	(2,268)	(849)
Payables and accrued liabilities	(4,460)	(11,056)
Other	3,241	521
Net cash provided by operating activities	155,972	111,718
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(6,095)
Acquisition post-closing adjustments receipts	—	9,570
Additions to oil and gas properties	(36,553)	(128,323)
Additions to other property and equipment	(7,265)	(83)
Additions to restricted investments	(4,242)	(2,735)
Deposits and proceeds from the sale of oil and natural gas properties	37,918	—
Net cash used in investing activities	(10,142)	(127,666)
Cash flows from financing activities:
Advances on revolving credit facilities	94,358	252,000
Payments on revolving credit facilities	(191,000)	(22,000)
Deferred financing costs	(1,075)	(235)
Repurchase of senior notes	(40,470)	(2,914)
Capital contributions from previous owners	—	1,912
Contributions related to sale of assets to NGP affiliate	26	—
Transfer of operating subsidiary from Memorial Resource	2,363	—
Proceeds from the issuance of common units	1,703	—
Costs incurred in conjunction with issuance of common units	(146)	—
Distributions to partners	(10,797)	(92,628)
Distribution to Memorial Resource (see Note 1)	—	(78,396)
Acquisition of General Partner (see Note 1)	(750)	—
Acquisition of IDRs from NGP (see Note 1)	(50)	—
Restricted units returned to plan	(591)	(7)
Repurchases under unit repurchase program	—	(42,591)
Net cash (used in) provided by financing activities	(146,429)	15,141
Net change in cash and cash equivalents	(599)	(807)
Cash and cash equivalents, beginning of period	599	970
Cash and cash equivalents, end of period	$—	$163

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity
	Limited Partners	General
	Common	Partner	Total
Balance, December 31, 2015	$644,644	$848	$645,492
Net income (loss)	(185,479)	(168)	(185,647)
Distributions	(10,786)	(11)	(10,797)
Purchase of equity interest of general partner (Note 1)	(81)	(669)	(750)
Acquisition of IDRs from NGP (Note 1)	(50)	—	(50)
Net proceeds from issuance of common units	1,557	—	1,557
Amortization of equity-based awards	4,999	—	4,999
Restricted units repurchased and other	(561)	—	(561)
Balance at June 30, 2016	$454,243	$—	$454,243

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

Unless the context requires otherwise, references to: (i) “our general partner” or “MEMP GP” refer to Memorial Production Partners GP LLC, our general partner and wholly-owned subsidiary; (ii) “Memorial Resource” refer collectively to Memorial Resource Development Corp. and its subsidiaries; (iii) “the Funds” refer collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P.; (iv) “OLLC” refer to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties; (v) “Finance Corp.” refer to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto; and (vi) “NGP” refer to Natural Gas Partners.

On April 27, 2016, we entered into an agreement pursuant to which the Partnership agreed to acquire, among other things, all of the equity interests in our general partner, MEMP GP, from Memorial Resource (the “MEMP GP Acquisition”) for cash consideration of approximately $0.8 million. MEMP GP held an approximate 0.1% general partner interest and 50% of the incentive distribution rights ("IDRs") in us.  In connection with the MEMP GP Acquisition, on April 27, 2016, we also entered into an agreement with a NGP affiliate pursuant to which we agreed to acquire the other 50% of the IDRs. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition.

In connection with the closing of the transactions on June 1, 2016, our partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Partnership held by MEMP GP into a non-economic general partner interest, (ii) cancel the IDRs, and (iii) provide that the limited partners of the Partnership will elect the members of MEMP GP’s board of directors beginning with the annual meeting in 2017.  In addition, we terminated the omnibus agreement under which Memorial Resource provided management, administrative and operations personnel to us and our general partner, and we entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 11 and Note 12 for additional information regarding the MEMP GP Acquisition and the transition services agreement.

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer to certain oil and gas properties primarily located in East Texas and West Louisiana that the Partnership acquired on February 23, 2015 from certain operating subsidiaries of Memorial Resource in exchange for cash and certain of our oil and natural gas properties primarily located in North Louisiana for periods after common control commenced through the date of acquisition.  We refer to this transaction as the “Property Swap.”  The acquired East Texas oil and natural gas properties were owned by Classic Hydrocarbons Holdings, L.P. or its subsidiaries.  The Property Swap was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information were retrospectively revised to give effect to the Property Swap as if the Partnership owned the assets for periods after common control commenced through the acquisition date.

Basis of Presentation

Our consolidated results of operations are presented together with the combined results of operations pertaining to the previous owners.  The combined financial statements of the previous owners were derived from their historical accounting records and reflect their historical financial position, results of operations and cash flows.  The inclusion of MEMP GP in our consolidated financial statements was effective June 1, 2016 due to the MEMP GP Acquisition.  See Note 11 for more information.  Certain amounts in the prior year financial statements have been reclassified to conform to current presentation.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2015 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015
Accrued interest payable	$21,865	$23,192
Accrued lease operating expense	13,469	16,843
Accrued capital expenditures	6,351	8,110
Accrued general and administrative expenses	3,657	1,961
Accrued ad valorem tax	3,927	1,426
Asset retirement obligation	830	1,175
Environmental liability	—	216
Other	2,075	—
	$52,174	$52,923

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2016	2015
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	57,589	49,369
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(1,759)	1,434
(Increase) decrease in accounts receivable related to acquisitions	—	9,570
Repurchases under unit repurchase program	—	2,710
(Increase) decrease in accounts receivable related to divestitures	(856)	—
Asset retirement obligation removal related to divestitures	6,212	—
Restricted units returned to plan	—	1,281

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

New Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting.  In March 2016, the FASB issued an accounting standards update to reduce complexity involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will no longer record excess tax benefits and certain tax deficiencies in equity. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  In addition, the new guidance eliminates the requirement that excess tax benefits be realized before entities can recognize them and requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, the new guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an entity to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. In addition, entities will now have to elect whether to account for forfeitures on share-based payments by: (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required.

The new guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, but all of the guidance must be adopted in the same period. For the amendments that change the recognition and measurement of share-based payment awards, the new guidance requires transition under a modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period in which the guidance is adopted.  Prospective application is required for the accounting for excess tax benefits and tax deficiencies. Entities should apply the new guidance retrospectively for all periods presented related to the classification of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirements. Entities may apply the presentation changes for excess tax benefits in the statement of cash flows either prospectively or retrospectively.  The Partnership is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Leases.  In February 2016, the FASB issued a revision to lease accounting guidance. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The revised guidance requires lessees to recognize a right-of-use asset and lease liability for all leasing transactions regardless of classification. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The revised guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Partnership is currently evaluating the standard and the impact on the consolidated financial statements and related footnote disclosures.

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

Acquisition and Divestiture related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2016	2015	2016	2015
$927	$297	$1,013	$1,596

2015 Acquisitions

 2015 Beta Acquisition. On November 3, 2015, we closed a transaction to acquire the noncontrolling interest in San Pedro Bay Pipeline Company (“SPBPC”) and the remaining interests in our oil and gas properties offshore Southern California (the “Beta Properties”) from a third party (the “2015 Beta Acquisition”), which was discussed in our 2015 Form 10-K.

Pro forma Information. The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2015 as though the 2015 Beta Acquisition had been completed on January 1, 2014. The unaudited pro forma financial information was derived from the historical consolidated and combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired, (iii) accretion expense associated with asset retirement obligations recorded and (iv) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2015	2015
	(In thousands, except per unit amounts)
Revenues	$106,769	$205,849
Net income (loss)	(109,807)	(272,113)
Basic and diluted earnings per unit	(1.31)	(3.21)

Divestitures

On June 14, 2016, we closed a transaction to divest assets located in the Permian Basin (“Permian Divestiture”) for a total purchase price of approximately $37.2 million, which included $36.4 million in cash and $0.8 million in accounts receivable, subject to post-closing adjustments. We recognized a gain of $7.6 million on the sale of properties related to the Permian Divestiture in “(gain) loss on sale of properties” in the accompanying statement of operations.  The proceeds from this transaction were used to reduce borrowings under our revolving credit facility.  This disposition does not qualify as a discontinued operation.  There were no significant divestitures for the six months ended June 30, 2015.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets Held for Sale

On June 17, 2016, we entered into a definitive agreement to divest certain of our non-core assets in Colorado and Wyoming (the “Rockies Divestiture”).  The assets held for sale are recorded at the lower of their carrying value or fair value less cost to sell. We recorded a loss as a result of the planned disposal of approximately $4.0 million during the three and six months ended June 30, 2016 in “(gain) loss on sale of properties” in the accompanying statement of operations. The major categories of assets and liabilities were:

June 30,
2016
Assets classified as held for sale	(In thousands)
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	$128,375
Accumulated depreciation, depletion, and impairment	(98,232)
Property and equipment, net	30,143
Total assets classified as held for sale	$30,143

Liabilities associated with assets held for sale
Current Liabilities:
Revenue payable	$414
Accrued liabilities	185
Total current liabilities	599
Asset retirement obligations	11,819
Total liabilities associated with assets held for sale	$12,418

Subsequent Event. We closed the Rockies Divestiture on July 14, 2016 for total proceeds of approximately $18.1 million, subject to post-closing adjustments. Proceeds from this transaction were used to reduce borrowings under our revolving credit facility. This disposition does not qualify as a discontinued operation.

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and the Rockies Divestiture included in the unaudited condensed statements of consolidated and combined operations of the Partnership is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Permian Divestiture	$6,855	$(3,686)	$4,832	$(6,233)
Rockies Divestiture	(5,860)	670	(7,620)	(55,733)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at June 30, 2016 and December 31, 2015. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 7 for the estimated fair value of our outstanding fixed-rate debt.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of June 30, 2016 and December 31, 2015 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$519,722	$—	$519,722
Interest rate derivatives	—	—	—	—
Total assets	$—	$519,722	$—	$519,722
Liabilities:
Commodity derivatives	$—	$47,221	$—	$47,221
Interest rate derivatives	—	7,138	—	7,138
Total liabilities	$—	$54,359	$—	$54,359

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$816,995	$—	$816,995
Interest rate derivatives	—	—	—	—
Total assets	$—	$816,995	$—	$816,995
Liabilities:
Commodity derivatives	$—	$84,501	$—	$84,501
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,156	$—	$87,156

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

During the six months ended June 30, 2016, we recognized approximately $8.3 million of impairments related to certain properties located in East Texas.  The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices.  The carrying value of the East Texas properties after the impairment was approximately $11.0 million. During the six months ended June 30, 2015, we recognized $251.3 million of impairments primarily related to certain properties located in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs.

•

During the three and six months ended June 30, 2016, we recognized approximately $4.0 million in losses related to the Rockies Divestiture. The held for sale assets were recorded at the lower of their carrying value or fair value less cost to sell. See Note 3 for additional information regarding the Rockies Divestiture.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $272.7 million against amounts outstanding under our revolving credit facility at June 30, 2016, reducing our maximum credit exposure to approximately $197.3 million, of which approximately $64.3 million was with one counterparty. See Note 7 for additional information regarding our revolving credit facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, costless collars and basis swaps) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value; however, certain of our put option derivative instruments have a deferred premium, which reduces the asset. For the deferred premium puts, the Partnership agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the applicable index price is below the strike price of the put, the Partnership receives the difference between the strike price and the applicable index price multiplied by the contract volumes less the premium. If the applicable index price settles at or above the strike price of the put, the Partnership pays only the premium at settlement.

During the three months ended June 30, 2016, we terminated certain “in-the-money” crude oil and NGL derivatives settling in 2016 and certain crude oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these crude oil and NGL derivatives.

In February 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor.  Cash settlement receipts of approximately $27.1 million from the termination of these crude oil derivatives were applied as premiums for the new NGL derivatives.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX, CIG and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as NYMEX-WTI, ICE Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At June 30, 2016, we had the following open commodity positions:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,574,108	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,561,667	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	184,313	301,600	312,000	160,000
Weighted-average fixed price	$74.27	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	99,000	37,500	—	—
Spread	$(12.28)	$(12.20)	$—	$—

Purchased put option contracts:
Average Monthly Volume (Bbls)	60,000	—	—	—
Weighted-average strike price	$40.00	$—	$—	$—
Weighted-average deferred premium	$(0.86)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	195,100	43,300	—	—
Weighted-average fixed price	$34.01	$37.55	$—	$—

Our basis swaps included in the table above are presented on a disaggregated basis below:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,986,667	1,800,000	1,200,000	900,000
Spread-Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread-Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread-Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread-Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	99,000	37,500	—	—
Spread - Brent	$(12.28)	$(12.20)	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At June 30, 2016, we had the following interest rate swap open positions:

	Remaining
	2016	2017	2018
Average Monthly Notional (in thousands)	$400,000	$400,000	$300,000
Weighted-average fixed rate	0.943%	1.612%	1.427%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2016 and December 31, 2015. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,
Type	Balance Sheet Location	2016	2015	2016	2015
		(In thousands)
Commodity contracts	Short-term derivative instruments	$176,076	$324,265	$34,216	$53,581
Interest rate swaps	Short-term derivative instruments	—	—	3,508	1,214
Gross fair value		176,076	324,265	37,724	54,795
Netting arrangements	Short-term derivative instruments	(35,584)	(51,945)	(35,584)	(51,945)
Net recorded fair value	Short-term derivative instruments	$140,492	$272,320	$2,140	$2,850

Commodity contracts	Long-term derivative instruments	$343,646	$492,730	$13,005	$30,920
Interest rate swaps	Long-term derivative instruments	—	—	3,630	1,441
Gross fair value		343,646	492,730	16,635	32,361
Netting arrangements	Long-term derivative instruments	(14,415)	(30,920)	(14,415)	(30,920)
Net recorded fair value	Long-term derivative instruments	$329,231	$461,810	$2,220	$1,441

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2016	2015	2016	2015
Commodity derivative contracts	(Gain) loss on commodity derivatives	$124,580	$61,403	$72,835	$(84,056)
Interest rate derivatives	Interest expense, net	1,844	644	5,526	3,085

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2016 (in thousands):

Asset retirement obligations at beginning of period	$164,164
Liabilities added from acquisitions or drilling	10
Liabilities removed upon sale of wells	(6,212)
Liabilities settled	(869)
Accretion expense	5,419
Revision of estimates	187
Asset retirement obligations at end of period	162,699
Less: Current portion	830
Less: Current portion - Assets held for sale	185
Less: Long-term portion - Assets held for sale	11,819
Asset retirement obligations - long-term portion	$149,865

Note 7. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$739,358	$836,000
2021 Senior Notes, fixed-rate, due May 2021 (2) (4)	647,787	700,000
2022 Senior Notes, fixed-rate, due August 2022 (3) (4)	464,965	496,990
Senior notes debt issuance costs, net	(15,506)	(18,297)
Unamortized discounts	(12,000)	(14,114)
Total long-term debt	$1,824,604	$2,000,579

(1)	The carrying amount of our revolving credit facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	The estimated fair value of our 2021 Senior Notes was $349.8 million and $210.0 million at June 30, 2016 and December 31, 2015, respectively.
(3)	The estimated fair value of our 2022 Senior Notes was $230.2 million and $149.1 million at June 30, 2016 and December 31, 2015, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

June 30,
2016
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$925,000

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amendment to Credit Facility and Borrowing Base Redetermination

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

•

permit the repurchase of the Partnership’s (i) outstanding senior unsecured notes, or if any, second lien debt with proceeds from Swap Liquidations (as defined in the Credit Agreement) or the sale or other disposition of oil and gas properties and (ii) outstanding senior unsecured notes with the proceeds from the release of cash securing certain governmental obligations located in the Beta Field offshore Southern California, provided that, among other things, (A) the pro forma Availability is not less than the greater of $75 million or (x) 10% of the borrowing base then in effect through May 31, 2016 or (y) 15% of the borrowing base then in effect on or after June 1, 2016, (B) the Partnership’s pro forma ratio of Consolidated First Lien Net Secured Debt to Consolidated EBITDAX is not greater than 3.00 to 1.00, and (C) the amount of proceeds from all Swap Liquidations and sales or other dispositions of oil and gas properties used to repurchase outstanding senior unsecured notes or secured second lien notes does not exceed $40 million in the aggregate, or in the case of the release of cash securing such obligations, the amount of proceeds used to repurchase outstanding senior unsecured notes does not exceed $60 million in the aggregate;

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OLLC revolving credit facility	3.30%	2.08%	2.85%	2.01%

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$3,797	$3,672
2021 Senior Notes (2)	9,370	11,194
2022 Senior Notes (2)	6,136	7,103
Total	$19,303	$21,969

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method, which generally approximates the effective interest method.

Letters of Credit

At June 30, 2016, we had $2.1 million of letters of credit outstanding, all related to operations at our Wyoming properties.

Repurchases of Senior Notes

During the three and six months ended June 30, 2016, the Partnership repurchased on the open market approximately $52.2 million of its 7.625% senior notes due May 2021 and approximately $32.0 million of its 6.875% senior notes due August 2022. In connection with the repurchases, the Partnership paid approximately $40.5 million and recorded a gain on extinguishment of debt of approximately $41.7 million for the three and six months ended June 30, 2016.

During the six months ended June 30, 2015, the Partnership repurchased on the open market approximately $3.0 million of its 6.875% senior notes due August 2022.  In connection with the repurchase, the Partnership paid approximately $2.6 million and recorded a gain on extinguishment of debt of approximately $0.4 million for the six months ended June 30, 2015.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2015:

		General
	Common	Partner
Balance, December 31, 2015	82,906,400	86,797
Restricted common units issued	50,000	—
Restricted common units forfeited	(15,168)	—
Restricted common units repurchased (1)	(275,241)	—
Cancellation of General Partner units	—	(86,797)
Issuance of common units	822,313	—
Balance, June 30, 2016	83,488,304	—

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $0.6 million for the six months ended June 30, 2016. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 10 for additional information regarding restricted common units that were granted during the six months ended June 30, 2016.

“At the Market” Equity Program

On May 25, 2016, the Partnership entered into an equity distribution agreement for the sale of up to $60 million of common units under an at the market program (the “ATM Program”). Sales of common units, if any, will be made under the ATM Program by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Market at market prices, or as otherwise agreed between the Partnership and a sales agent. The Partnership expects to use the net proceeds from any sale of common units for general partnership purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital, capital expenditures or acquisitions.

During the three and six months ended June 30, 2016, the Partnership sold 822,313 common units under the ATM program, generating net proceeds of approximately $1.6 million (net of approximately $0.1 million in commissions). At June 30, 2016, approximately $58.3 million of common units remained available for issuance under the ATM Program.

2015 Repurchases of Common Units

During the six months ended June 30, 2015, we repurchased $43.9 million in common units, which represented a repurchase and retirement of 2,951,612 common units under the December 2014 repurchase program. The December 2014 repurchase program expired in December 2015.

Allocations of Net Income (Loss)

Prior to the MEMP GP Acquisition, net income (loss) attributable to the Partnership was allocated between our general partner and the common unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our general partner and the Funds. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control in a manner similar to the pooling of interest method prior to their acquisition date is allocated to the previous owners since they were affiliates of our general partner. Subsequent to the MEMP GP Acquisition, net income (loss) attributable to the Partnership is allocated entirely to the common unit holders.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payable Date	Per Unit	Distribution	Affiliates
2nd Quarter 2016	July 26, 2016	August 5, 2016	August 12, 2016	$0.0300	$2.5		$—
1st Quarter 2016	April 26, 2016	May 6, 2016	May 13, 2016	$0.0300	$2.5	$	< 0.1
4th Quarter 2015	January 26, 2016	February 5, 2016	February 12, 2016	$0.1000	$8.3	$	< 0.1
3rd Quarter 2015	October 26, 2015	November 5, 2015	November 12, 2015	$0.3000	$24.9	$	< 0.1
2nd Quarter 2015	July 24, 2015	August 5, 2015	August 12, 2015	$0.5500	$45.7		$0.1
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3		$0.2

Note 9. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Memorial Production Partners LP	$(147,550)	$(113,924)	$(185,647)	$(276,741)
Less: Previous owners interest in net income (loss)	—	—	—	(2,268)
Less: General partner's 0.1% interest in net income (loss) (1)	(128)	(117)	(168)	(285)
Less: IDRs attributable to corresponding period	—	54	—	110
Net income (loss) available to limited partners	$(147,422)	$(113,861)	$(185,479)	$(274,298)

Weighted average limited partner units outstanding:
Common units	83,007	83,902	82,971	82,845
Subordinated units	—	—	—	1,274
Total (2)	83,007	83,902	82,971	84,119
Basic and diluted EPU	$(1.78)	$(1.36)	$(2.24)	$(3.26)

(1)

As a result of repurchases under the December 2014 repurchase program, our general partner had an approximate average 0.105% interest is us prior to the MEMP GP Acquisition for the three and six months ended June 30, 2016 and 0.103% interest in us for the three and six months ended June 30, 2015.

(2)

For the three and six months ended June 30, 2016, 694,528 and 401,460 incremental phantom units under the treasury stock method were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Unit-Based Awards

Restricted Common Units

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61
Granted (2)	50,000	$2.41
Forfeited	(15,168)	$17.24
Vested	(946,083)	$18.09
Restricted common units outstanding at June 30, 2016	457,287	$14.98

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in the six months ended June 30, 2016 was $0.1 million based on a grant date market price of $2.41 per unit.

The unrecognized compensation cost associated with restricted common unit awards was $6.3 million at June 30, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.54 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

LTIP Modification

On June 1, 2016, in connection with the MEMP GP Acquisition as discussed in Note 1, the board of directors of our general partner approved the acceleration of the vesting schedule of unvested awards under the LTIP for the employees that remained with Memorial Resource. The grant-date fair value compensation cost of approximately $0.1 million was reversed and the modified-date grant fair value compensation cost of $0.5 million was recognized.

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

Phantom Units

The following table summarizes information regarding phantom unit awards granted under the LTIP:

Number of
Units
Phantom units outstanding at December 31, 2015	—
January 2016 Issuance	155,601
June 2016 Issuance	6,013,417
Phantom units outstanding at June 30, 2016	6,169,018

Phantom units issued to non-employee directors in January will vest on the first anniversary of the date of grant. Phantom units issued to certain employees in June will vest in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distributions that we pay to a holder of a common unit. DERs are treated as additional compensation expense. Upon vesting, the phantom units shall be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2016, the phantom units issued are classified as liability awards due to the Partnership not having sufficient common units available under the LTIP to settle in common units upon vesting. The following table summarizes the amount of recognized compensation expense associated with the LTIP awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Equity classified awards
Restricted common units	$2,507	$2,565	$4,999	$4,906
Liability classified awards
Phantom units	224	—	300	—
	$2,731	$2,565	$5,299	$4,906

Note 11. Related Party Transactions

Amounts due to Memorial Resource and certain affiliates of NGP at December 31, 2015 are presented within “Accounts payable – affiliates” in the accompanying balance sheets.

NGP Affiliated Companies

During the three months ended June 30, 2015, we paid less than $0.1 million to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities. During the six months ended June 30, 2016 and 2015, we paid less than $0.1 million and $0.3 million, respectively, to Multi-Shot, LLC.

Common Control Acquisitions

MEMP GP Acquisition. On June 1, 2016, as discussed in Note 1, the Partnership acquired all of the equity interests in our general partner, MEMP GP, from Memorial Resource for cash consideration of approximately $0.8 million. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition. In connection with the closing of the transaction, our partnership agreement was amended and restated to, among other things, (i) convert MEMP GP’s 0.1% general partnership interest into a non-economic general partner interest, (ii) cancel the IDRs of the Partnership, and (iii) provide that the limited partners of the Partnership will elect the members of MEMP GP’s board of directors beginning with an annual meeting in 2017. On June 1, 2016, the Partnership also acquired the remaining 50% of the IDRs of the Partnership owned by an NGP affiliate.

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

Related Party Agreements

We and certain of our former affiliates have entered into various documents and agreements. These agreements were negotiated among affiliated parties and, consequently, were not the result of arm’s-length negotiations.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource provided management, administrative and operating services to the Partnership and our general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated and the Partnership entered into a transition services agreement with Memorial Resource. See Note 12 for additional information related to the transition services agreement.  The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2016	2015	2016	2015
$4,418	$8,456	$11,867	$17,009

Beta Management Agreement

Memorial Resource, through its wholly-owned subsidiary Beta Operating Company, LLC, provided management and administrative oversight related to our offshore Southern California oil and gas properties in exchange for an annual management fee. Memorial Resource had the right to receive approximately $0.4 million from Rise Energy Beta, LLC annually. This agreement was terminated in November 2015 in connection with the 2015 Beta Acquisition.

On June 1, 2016, Memorial Resource assigned and transferred Beta Operating Company, LLC to the Partnership in connection with the MEMP GP Acquisition.

Classic Gas Gathering and Water Disposal Agreements

A discussion of these agreements is included in our 2015 Form 10-K. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline and Gathering LLC’s (“Classic Pipeline”) Joaquin gathering system. Additionally, Classic Pipeline assigned its salt water system to OLLC in November 2015. For the three and six months ended June 30, 2015, we incurred gathering and saltwater disposal fees of approximately $1.1 million and $2.0 million under these agreements.

Note 12. Commitments and Contingencies

Transition Services Agreement

On June 1, 2016 we closed the MEMP GP Acquisition.  Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities.  We terminated our omnibus agreement and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. We recorded $0.5 million of general and administrative expenses related to the transition services agreement with Memorial Resource for the three months ended June 30, 2016.

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

At June 30, 2016, we had no environmental reserves recorded. As of December 31, 2015, we had approximately $0.2 million of environmental reserves recorded on our balance sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The trust account must maintain minimum balances as follows (in thousands):

June 30, 2016	$148,000
December 31, 2016	$152,000

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In the event the account balance is less than the contractual amount, we must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by us. As of June 30, 2016, the remaining obligation was approximately $4.0 million. In 2015, the BOEM issued a preliminary report that indicated the estimated costs of decommissioning may further increase, and we expect the amount to be finalized during 2016 after negotiations are completed.

The held-to-maturity investments held in the trust account as of June 30, 2016 for the U.S. Bank money market cash equivalent was $148.0 million.

Note 13. Subsequent Events

See Note 3 for additional information regarding the Rockies Divestiture.

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

Overview

We are a Delaware limited partnership formed in April 2011 to own, acquire and exploit oil and natural gas properties in North America. The Partnership is wholly-owned by its limited partners. Our general partner, which owns a non-economic general partner interest in us, is responsible for managing all of the Partnership’s operations and activities.

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
•

We produced from 3,357 gross (1,960 net) producing wells across our properties, with an average working interest of 58% and the Partnership or Memorial Resource was the operator of record of the properties containing 95% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2015 was 257.3 MMcfe/d, implying a reserve-to-production ratio of approximately 14 years.

Recent Developments

MEMP GP Acquisition

In June 2016, the Partnership acquired all of the equity interests in MEMP GP from Memorial Resource for cash consideration of approximately $0.8 million. See Note 1 and Note 11 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Permian Divestiture

In June 2016, we closed a transaction to divest assets located in the Permian Basin (“Permian Divestiture”) for a total purchase price of approximately $37.2 million, subject to post-closing adjustments. The proceeds were used to reduce borrowings under our revolving credit facility. See Note 3 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Rockies Divestiture

In June 2016, we entered into a definitive agreement to divest certain of our non-core assets in Colorado and Wyoming (“Rockies Divestiture”). We closed the Rockies Divestiture in July 2016 for total proceeds of approximately $18.1 million, subject to post-closing adjustments. The proceeds from this transaction were used to reduce borrowings under our revolving credit facility. See Note 3 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Repurchase of 2021 Senior Notes

During the three months ended June 30, 2016, the Partnership repurchased an aggregate principal amount of approximately $52.2 million of the 7.625% senior notes due 2021 (“2021 Senior Notes”) at a weighted average price of 48.99% of the face value of the 2021 Senior Notes. See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Repurchase of 2022 Senior Notes

During the three months ended June 30, 2016, the Partnership repurchased an aggregate principal amount of approximately $32.0 million of the 6.875% senior notes due 2022 (“2022 Senior Notes”) at a weighted average price of 46.50% of the face value of the 2022 Senior Notes. See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Amendment to Credit Facility and Borrowing Base Redetermination

Effective April 14, 2016 the borrowing base under our revolving credit facility was reduced to approximately $925 million in connection with the semi-annual borrowing redetermination by the lenders. In addition, we and our lenders reached an agreement on amending certain terms of our revolving credit facility. For information regarding the amendment, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

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

Memorial Resource provided management, administrative and operating services to the Partnership and our general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated and the Partnership entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 11 and Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2016 and 2015 have been derived from our consolidated and combined financial statements.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil & natural gas sales	$67,780	$97,221	$128,403	$189,170
Other revenues	286	917	529	1,786
Total revenues	68,066	98,138	128,932	190,956

Costs and expenses:
Lease operating	29,354	44,888	65,050	85,366
Gathering, processing and transportation	8,823	9,548	18,032	18,214
Exploration	15	32	137	122
Taxes other than income	3,485	6,058	7,493	12,713
Depreciation, depletion and amortization	44,413	46,286	88,842	97,552
Impairment of proved oil and natural gas properties	—	—	8,342	251,347
General and administrative	15,246	14,377	28,770	28,888
Accretion of asset retirement obligations	2,712	1,686	5,419	3,320
(Gain) loss on commodity derivative instruments	124,580	61,403	72,835	(84,056)
Gain on sale of properties	(3,539)	—	(3,635)	—
Other, net	(52)	(943)	67	(943)
Total costs and expenses	225,037	183,335	291,352	412,523
Operating income (loss)	(156,971)	(85,197)	(162,420)	(221,567)
Other income (expense):
Interest expense, net	(32,143)	(27,910)	(64,695)	(57,150)
Other income (expense)	—	124	—	284
Gain on extinguishment of debt	41,664	—	41,664	422
Total other income (expense)	9,521	(27,786)	(23,031)	(56,444)
Income before income taxes	(147,450)	(112,983)	(185,451)	(278,011)
Income tax benefit (expense)	(100)	(876)	(196)	1,494
Net income (loss)	(147,550)	(113,859)	(185,647)	(276,517)
Net income (loss) attributable to noncontrolling interest	—	65	—	224
Net income (loss) attributable to Memorial Production Partners LP	$(147,550)	$(113,924)	$(185,647)	$(276,741)

Oil and natural gas revenue:
Oil sales	$36,973	$52,815	$66,750	$97,068
NGL sales	7,928	11,213	15,183	23,336
Natural gas sales	22,879	33,193	46,470	68,766
Total oil and natural gas revenue	$67,780	$97,221	$128,403	$189,170

Production volumes:
Oil (MBbls)	954	1,014	2,022	2,035
NGLs (MBbls)	590	692	1,253	1,391
Natural gas (MMcf)	11,799	12,322	23,552	24,703
Total (MMcfe)	21,063	22,548	43,201	45,246
Average net production (MMcfe/d)	231.5	247.8	237.4	250.0

Average sales price:
Oil (per Bbl)	$38.73	$52.09	$33.01	$47.70
NGL (per Bbl)	13.45	16.20	12.12	16.78
Natural gas (per Mcf)	1.94	2.69	1.97	2.78
Total (Mcfe)	$3.22	$4.31	$2.97	$4.18

Average unit costs per Mcfe:
Lease operating expense	$1.39	$1.99	$1.51	$1.89
Gathering, processing and transportation	$0.42	$0.42	$0.42	$0.40
Taxes other than income	$0.17	$0.27	$0.17	$0.28
General and administrative expenses	$0.72	$0.64	$0.67	$0.64
Depletion, depreciation and amortization	$2.11	$2.05	$2.06	$2.16

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

A net loss of $147.6 million was recorded during the three months ended June 30, 2016 compared to a net loss of $113.9 million recorded during the three months ended June 30, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $67.8 million, a decrease of $29.4 million compared with 2015. Production decreased 1.5 Bcfe (approximately 7%) primarily from decreased drilling activities and a planned plant turnaround at our Bairoil properties. The average realized sales price decreased $1.09 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 27% of total volumes for 2016 and 2015, respectively. The unfavorable volume and pricing variance contributed to an approximate $6.4 million and $23.0 million decrease in revenues, respectively.

•

Lease operating expenses were $29.4 million and $44.9 million during 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses were $1.39 for 2016 compared to $1.99 for 2015.  Reductions in lease operating expenses were a result of our continued reductions in service provider costs, workover activities, field workforce reductions and the Permian Divestiture.

•

Taxes other than income during 2016 totaled $3.5 million, a decrease of $2.6 million compared with 2015 primarily due to lower realized commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.17 for 2016 compared to $0.27 for 2015 due to lower realized commodity prices.

•

DD&A expense during 2016 was $44.4 million compared to $46.3 million during 2015, a $1.9 million decrease. Decreased production volumes caused DD&A expense to decrease by approximately $3.1 million and the change in the DD&A rate between periods caused DD&A expense to increase by approximately $1.2 million. The $0.06 increase in DD&A rate is primarily due to the 2015 Beta Acquisition.

•

We recognized a gain on sale of properties of $3.5 million comprised of a gain of $7.6 million related to the Permian Divestiture and a loss of approximately $4.0 million related to the Rockies Divestiture. No gains or losses were recognized during 2015.

•

General and administrative expenses during 2016 were $15.2 million and included $2.7 million of non-cash unit-based compensation expense and approximately $0.9 million of acquisition and divestiture related expenses.  General and administrative expenses during 2015 totaled $14.4 million and included approximately $2.6 million of non-cash unit-based compensation expense and approximately $0.3 million of acquisition and divestiture related expenses.  For additional information, see Part I, Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1.

•

Net losses on commodity derivative instruments of $124.6 million were recognized during 2016, consisting of $67.6 million of cash settlement receipts on expired positions and $39.3 million in cash settlements received on terminated derivatives. These gains were offset by a $231.5 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $61.4 million were recognized during 2015, consisting of $54.4 million of cash settlement receipts on expired positions. These gains were offset by a $115.8 million decrease in the fair value of open positions.

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

•

Net interest expense is comprised of interest on our revolving credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $32.1 million during 2016, including losses on interest rate swaps of approximately $1.8 million, amortization of deferred financing fees of approximately $1.3 million, and accretion of net discount associated with our senior notes of $0.6 million. Interest expense, net totaled $27.9 million during 2015, including losses on interest rate swaps of approximately $0.6 million, amortization of deferred financing fees of approximately $1.3 million and accretion of net discounts associated with our senior notes of $0.6 million. The $4.2 million increase in interest expense is primarily due to losses on interest rate swaps and an increase in average outstanding borrowings under our revolving credit facility during 2016 compared to 2015.

Average outstanding borrowings under our revolving credit facility were $768.1 million during 2016 compared to $627.0 million during 2015. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during both 2016 and 2015.

•

We recognized a gain on extinguishment of debt of approximately $41.7 million during 2016 related to the repurchase of the 2021 Senior Notes and 2022 Senior Notes. There were no repurchases of senior notes during 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

A net loss of $185.6 million was recorded during the six months ended June 30, 2016 compared to a net loss of $276.5 million recorded during the six months ended June 30, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $128.4 million, a decrease of $60.8 million compared with 2015. Production decreased approximately 2.0 Bcfe (approximately 5%), primarily from decreased drilling activities, flooding in East Texas and a temporary production curtailment and planned plant turnaround at our Bairoil properties. The average realized sales price decreased $1.21 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised approximately 28% of total volumes for the six months ended June 30, 2016 compared to approximately 27% of total volumes for the six months ended June 30, 2015. The unfavorable volume and pricing variance contributed to an approximate $8.4 million and $52.4 million decrease in revenues, respectively.

•

Lease operating expenses were $65.1 million and $85.4 million during 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses were $1.51 for 2016 compared to $1.89 for 2015. Reductions in lease operating expenses were a result of our continued reductions in service provider costs, workover activities, field workforce reductions and the Permian Divestiture.

•

Taxes other than income were $7.5 million, a decrease of $5.2 million compared with 2015 primarily due to a decrease in commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.17 for 2016 compared to $0.28 for 2015 due to a decrease in commodity prices.

•

DD&A expense during 2016 was $88.8 million compared to $97.6 million during 2015, an $8.8 million decrease primarily due to decreased production volumes and impairments recognized on certain properties over the course of 2015, partially offset by incremental DD&A as a result of the 2015 Beta Acquisition. Decreased production volumes caused DD&A expense to decrease by an approximate $4.4 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $4.4 million.

•

During 2016, we recognized $8.3 million related to impairments on certain properties in East Texas. We recognized $251.3 million of impairments during 2015 primarily related to certain properties in East Texas, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.

•

We recognized a gain on sale of properties of $3.6 million comprised of a gain of $7.6 million related to the Permian Divestiture and a loss of approximately $4.0 million related to the Rockies Divestiture. No gains or losses were recognized during 2015.

•

General and administrative expenses during 2016 were $28.8 million and included $5.3 million of non-cash unit-based compensation expense and $1.0 million of acquisition and divestiture related expenses. General and administrative expenses during 2015 totaled $28.9 million and included approximately $4.9 million of non-cash unit-based compensation expense and $1.6 million of acquisition and divestiture related expenses.

•

Net losses on commodity derivative instruments of $72.8 million were recognized during 2016, consisting of $147.9 million of cash settlement receipts on expired positions and $39.3 million in cash settlements received on terminated derivatives. These gains were offset by a $260.0 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $84.1 million were recognized during 2015, consisting of $114.4 million of cash settlement receipts on expired positions and a $27.1 million in cash settlements received on terminated derivatives. These gains were partially offset by a $57.4 million decrease in the fair value of open positions.

•

Net interest expense is comprised of interest on our revolving credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $64.7 million during the six months ended June 30, 2016, including losses on interest rate swaps of approximately $5.5 million, amortization of deferred financing fees of approximately $2.6 million, and accretion of net discount associated with our senior notes of $1.2 million. Interest expense, net totaled $57.2 million during 2015, including losses on interest rate swaps of approximately $3.1 million, amortization of deferred financing fees of approximately $3.1 million and accretion of net discounts associated with our senior notes of $1.2 million. The $7.5 million increase in interest expense is primarily due to the increase in average outstanding borrowings under our revolving credit facility during 2016 compared to 2015 as well as increased period-to-period losses incurred on interest rate swaps of approximately $2.4 million during 2016 compared to 2015.

Average outstanding borrowings under our revolving credit facility were $791.4 million during 2016 compared to $567.9 million during 2015. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during both 2016 and 2015.

•

We recognized a gain on extinguishment of debt of approximately $41.7 million during 2016 related to the repurchase of the 2021 Senior Notes and 2022 Senior Notes. During 2015, we recognized a gain on extinguishment of debt of approximately $0.4 million related to the repurchase of the 2022 Senior Notes.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our revolving credit facility and equity and debt capital markets. During the remainder of 2016, we expect our funding sources to be cash flows generated from operating activities, available borrowing capacity under our revolving credit facility, access to debt and equity capital markets, and/or divestitures of non-core assets. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

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

We expect to continue to focus on our liquidity and financial flexibility. For example, the proceeds from the recently closed Permian Divestiture and Rockies Divestiture were used to reduce borrowings under our revolving credit facility. See Note 3 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1. In addition to asset divestitures, we may engage in other transactions to de-lever the Partnership, such as terminating or restructuring commodity derivatives, debt exchanges, debt repurchases, refinancing arrangements, or other recapitalization transactions.

Revolving Credit Facility. As of June 30, 2016, we had approximately $183.5 million of available borrowing capacity under our revolving credit facility, which is net of $2.1 million in letters of credit. We had no cash and cash equivalents as of June 30, 2016. The next semi-annual borrowing base redetermination is expected in the fall of 2016 and that redetermination will likely result in the further reduction of our borrowing base. If the borrowing base under our revolving credit facility is thereafter reduced further because of lower commodity prices and we are otherwise unable to maintain our liquidity position, we may be required to repay any indebtedness outstanding in excess of the borrowing base and we may no longer have the financial flexibility to manage our business. In connection with any redetermination in the current environment, we may also be required to amend our revolving credit facility, which amendment could include additional restrictions and covenants that would further restrict our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations. For additional information regarding our credit facility, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included in Part I, Item 1.

Capital Markets.  We may also have the ability to issue additional equity and debt as needed through public or private offerings of such securities. We have filed a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners.  However, since we no longer qualify as a well-known seasoned issuer, we will need to file a post-effective amendment to the registration statement to convert it to a non-automatic shelf registration statement that we are eligible to use. Such post-effective amendment is subject to review by the SEC and must be declared effective by the SEC, which could delay our ability to raise debt or equity capital under the registration statement and may adversely affect our ability to access financing and the capital markets in a timely fashion. In May 2016, we also implemented our at the market program (the “ATM Program”), which allows us to issue our common units at prices and terms to be determined by market conditions and other factors.  At June 30, 2016, approximately $58.3 million remained available for issuance under the ATM Program.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. During the six months ended June 30, 2016, we terminated certain “in-the-money” crude oil and NGL derivatives settling in 2016 and certain crude oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these crude oil and NGL derivatives. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2016, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Partnership Agreement. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions.  In addition, covenants in our revolving credit facility may restrict our distributions.  We intend to make an approximate $2.5 million distribution with respect to the second quarter on August 12, 2016.  See Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Capital Expenditures.  For the six months ended June 30, 2016, our total capital expenditures were approximately $34.9 million, which were primarily related to drilling, recompletions and capital workovers.

Government Trust Account.  In 2015, the BSEE issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with the Beta properties may increase. We are working with BOEM and certain prior third party owners to replace a portion of the funds maintained in the trust account pursuant to the government obligation with one or more surety bonds, which we believe would free up additional cash currently held in the trust account.  At June 30, 2016, there was approximately $148.0 million in the trust account.

Working Capital.  We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our maintenance capital expenditures. Our growth capital expenditures, which include any acquisitions of oil and natural gas properties and related assets, are expected to be primarily funded with external financing sources, including borrowings under our revolving credit facility and/or proceeds from the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. We expect to fund cash distributions to partners primarily with operating cash flows or borrowings under our revolving credit facility. It is our belief that we will continue to have adequate liquidity and capital resources to fund our primary cash requirements.

As of June 30, 2016, we had a working capital balance of $107.8 million primarily due to a net asset balance of $138.4 million of current derivative instruments partially offset by the timing of accruals, which included accrued capital expenditures of approximately $6.4 million, accrued lease operating expense of approximately $13.5 million and accrued interest payable of approximately $21.9 million.

Revolving Credit Facility

OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of June 30, 2016, we had $739.4 million of outstanding borrowings and $2.1 million of outstanding letters of credit.  The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of June 30, 2016, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility.

For additional information regarding our revolving credit facility amendments and redetermined borrowing base, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

2021 Senior Notes

As of June 30, 2016, there was approximately $647.8 million aggregate principal amount of the 2021 Senior Notes outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto. During the six months ended June 30, 2016, we repurchased an aggregate principal amount of approximately $52.2 million of the 2021 Senior Notes at a weighted average price of 48.99% of the face value of the 2021 Senior Notes. See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

2022 Senior Notes

As of June 30, 2016, there was approximately $465.0 million aggregate principal amount of the 2022 Senior Notes outstanding. The 2022 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplements thereto.  During the six months ended June 30, 2016, we repurchased an aggregate principal amount of approximately $32.0 million of the 2022 Senior Notes at a weighted average price of 46.50% of the face value of the 2022 Senior Notes. See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2016 and 2015 has been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owner reflect the common control acquisition from Memorial Resource in February 2015. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under Part I, Item 1 of this quarterly report.

	For the Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$155,972	$111,718
Net cash used in investing activities	10,142	127,666
Net cash (used in) provided by financing activities	(146,429)	15,141

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $44.3 million. Production decreased 2.0 Bcfe (approximately 5%) and average realized sales price decreased $1.21 per Mcfe.  During 2016, lease operating expenses were $65.1 million, a decrease of $20.3 million compared to 2015.  Taxes other than income decreased to $7.5 million in 2016 from $12.7 million during 2015. We had a $11.6 million increase due to the timing of working capital. We had a $12.2 million period-to-period increase in cash settlements received on terminated commodity derivatives and we paid $27.1 million of premiums for commodity derivatives in 2015. Net cash provided by operating activities also included a $34.5 million period-to-period increase in cash settlements received on expired commodity derivative instruments. The period-to-period increase in cash settlements received on expired commodity derivatives partially offset decreased revenues as previously discussed under “—Results of Operations.”

Investing Activities. Net cash used in investing activities during 2016 was $10.1 million, of which $36.6 million was used for additions to oil and natural gas properties and $7.3 million was used for additions to other property and equipment. These amounts were partially offset by $37.9 million in deposits and proceeds from the sale of oil and natural gas properties primarily related to the Permian Divestiture. Net cash used in investing activities during 2015 was $127.7 million, of which $6.1 million was used to acquire oil and natural gas properties from third parties and $128.3 million was used for additions to oil and natural gas properties. We also received a post-closing settlement receipt of $9.6 million related to an acquisition of Wyoming properties during 2015. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $4.2 million during 2016 compared to $2.7 million during 2015.

Financing Activities. Distributions to partners during 2016 were $10.8 million compared to $92.6 million during 2015. The decrease is primarily due to a decrease in the declared distribution rate. During 2015, we paid $78.4 million to Memorial Resource in connection with a common control acquisition transaction.

The Partnership had net repayments of $96.6 million under its revolving credit facility during 2016. The Partnership had net borrowings of $230.0 million under its revolving credit facility during 2015 that were primarily used to fund a common control acquisition transaction and to fund its drilling program. For additional information regarding the common control acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

We repurchased $42.6 million in common units during 2015, which represented a repurchase and retirement of 2,862,782 common units under the December 2014 repurchase program. This repurchase program expired in December 2015. See Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 for additional information regarding our 2015 repurchases.

During 2016, we repurchased an aggregate principal amount of approximately $84.2 million of the 2021 Senior Notes and 2022 Senior Notes for $40.5 million. During 2015, we repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes for $2.6 million.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Unit-based compensation expenses;

•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Bad debt expense; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Gain on extinguishment of debt
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

The following tables present our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(147,550)	$(113,859)	$(185,647)	$(276,517)
Interest expense, net	32,143	27,910	64,695	57,150
Gain on extinguishment of debt	(41,664)	—	(41,664)	(422)
Income tax expense (benefit)	100	876	196	(1,494)
DD&A	44,413	46,286	88,842	97,552
Impairment of proved oil and gas properties	—	—	8,342	251,347
Accretion of AROs	2,712	1,686	5,419	3,320
(Gains) losses on commodity derivative instruments	124,580	61,403	72,835	(84,056)
Cash settlements received (paid) on expired commodity derivative instruments	67,638	54,351	147,859	114,475
(Gain) loss on sale of properties	(3,539)	—	(3,635)	—
Acquisition and divestiture related expenses	927	297	1,013	1,596
Unit-based compensation expense	2,731	2,565	5,299	4,906
Exploration costs	15	32	137	122
(Gain) loss on settlement of AROs	(52)	1,328	69	1,328
Bad debt expense	1,601	—	1,601	—
Adjusted EBITDA	$84,055	$82,875	$165,361	$169,307

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$78,966	$39,755	$155,972	$111,718
Changes in working capital	14,341	13,864	(9,927)	1,716
Interest expense, net	32,143	27,910	64,695	57,150
Gain (loss) on interest rate swaps	(1,844)	(644)	(5,526)	(3,085)
Cash settlements paid on interest rate derivative instruments	513	1,272	1,043	2,160
Cash settlements received on terminated derivatives	(39,299)	—	(39,299)	—
Amortization of deferred financing fees	(1,348)	(1,256)	(2,550)	(3,116)
Accretion of senior notes discount	(596)	(605)	(1,201)	(1,204)
Acquisition and divestiture related expenses	927	297	1,013	1,596
Income tax expense (benefit) - current portion	36	142	67	142
Exploration costs	15	32	137	122
Plugging and abandonment cost	201	2,108	937	2,108
Adjusted EBITDA	$84,055	$82,875	$165,361	$169,307

Contractual Obligations

During the six months ended June 30, 2016, there were no significant changes since those reported in our 2015 Form 10-K filed with the SEC on February 24, 2016 except for indebtedness. Total indebtedness was approximately $1.8 billion at June 30, 2016 compared to $2.0 billion at December 31, 2015. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1.

Off–Balance Sheet Arrangements

As of June 30, 2016, we had no off–balance sheet arrangements.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to generally enter into costless collars and fixed price swaps only with lenders under our credit agreement. During the three months ended June 30, 2016, we terminated certain “in-the-money” crude oil and NGL derivatives settling in 2016 and certain crude oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these crude oil and NGL derivatives.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2016, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at June 30, 2016.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of debt issuance costs and any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	June 30, 2016
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$631,748	$349,805
2022 Senior Notes, fixed-rate due August 1, 2022	453,498	230,158

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2016, after taking into effect netting arrangements, we had counterparty exposure of $197.3 million related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $272.7 million against amounts outstanding under our revolving credit facility at June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016 and our Current Report on Form 8-K filed with the SEC on May 25, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the quarterly period ended June 30, 2016:

				Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
				(in thousands)
Restricted Unit Repurchases (1)
April 1, 2016 - April 30, 2016	18,157	$2.05	n/a	n/a
May 1, 2016 - May 31, 2016	162,588	$2.11	n/a	n/a
June 1, 2016 - June 30, 2016	73,067	$2.07	n/a	n/a

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

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: August 3, 2016	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President and Chief Financial Officer of
Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description

2.1##	—

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

3.5	—

Second Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed June 1, 2016).

3.6	—

Fourth Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (File No. 001-35364) filed June 1, 2016).

4.1#	—

Form of Restricted Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 (File No. 333-178493) filed on December 14, 2011).

4.2#	—

Form of Phantom Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

4.3*	—

Instrument of Resignation, Appointment and Acceptance, dated as of June 24, 2016, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, Wilmington Trust, National Association, as successor trustee, and U.S. Bank National Association, as resigning trustee.

4.4*	—

Instrument of Resignation, Appointment and Acceptance, dated as of June 24, 2016, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, Wilmington Trust, National Association, as successor trustee, and U.S. Bank National Association, as resigning trustee.

4.5*	—

Second Supplemental Indenture, dated as of July 20, 2016, by and among Memorial Production Partners GP LLC, MEMP Services LLC, Beta Operating Company, LLC, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

4.6*	—

Third Supplemental Indenture, dated as of July 20, 2016, by and among Memorial Production Partners GP LLC, MEMP Services LLC, Beta Operating Company, LLC, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

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

10.2#	—	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 4, 2016).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.