Form 10-Q
period 2016-09-30
Memorial Production Partners LP
filed 2016-11-02
CIK 1521847

/

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, the registrant had 83,831,331 common units outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	ability to replace the reserves we produce through drilling and property acquisitions;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	future operating results;
•	cash flows and liquidity;
•	statements regarding discussions and negotiations with our credit facility lenders and/or outstanding noteholders;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding distributions and distribution rates;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

These types of statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	our ability to generate sufficient cash to pay any quarterly distribution on our common units;
•	risks related to our level of indebtedness, including our ability to satisfy our debt obligations;
•	risks related to the redetermination of the borrowing base under our revolving credit facility and to our failure to pay interest due November 1, 2016 on our 7.625% senior notes due 2021;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	changes to the financial condition of counterparties;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of legislation and governmental regulations, including those related to climate change, hydraulic fracturing and our status as a partnership for federal income tax purposes;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance;
•	actions of third-party co-owners of interests in properties in which we also own an interest; and
•	risks related to potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,845	$599
Accounts receivable	38,695	60,239
Short-term derivative instruments	154,840	272,320
Prepaid expenses and other current assets	9,504	7,028
Total current assets	218,884	340,186
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,111,123	3,616,325
Support equipment and facilities	198,861	205,876
Other	15,080	2,671
Accumulated depreciation, depletion and impairment	(1,535,043)	(1,878,549)
Property and equipment, net	1,790,021	1,946,323
Long-term derivative instruments	300,695	461,810
Restricted investments	158,273	152,631
Other long-term assets	5,867	5,053
Total assets	$2,473,740	$2,906,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,194	$8,792
Accounts payable - affiliates	—	3,339
Revenues payable	25,941	25,504
Accrued liabilities (Note 2)	60,797	52,923
Short-term derivative instruments	2,135	2,850
Total current liabilities	96,067	93,408
Long-term debt (Note 7)	1,798,895	2,000,579
Asset retirement obligations	150,829	162,989
Long-term derivative instruments	1,072	1,441
Deferred tax liabilities	2,223	2,094
Other long-term liabilities	4,129	—
Total liabilities	2,053,215	2,260,511
Commitments and contingencies (Note 12)
Equity:
Partners' equity:
Common units (83,838,320 units outstanding at September 30, 2016 and 82,906,400 units outstanding at December 31, 2015)	420,525	644,644
General partner (86,797 units outstanding at December 31, 2015)	—	848
Total partners' equity	420,525	645,492
Total liabilities and equity	$2,473,740	$2,906,003

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil & natural gas sales	$74,222	$87,519	$202,625	$276,689
Other revenues	—	564	529	2,350
Total revenues	74,222	88,083	203,154	279,039

Costs and expenses:
Lease operating	31,575	45,416	96,625	130,782
Gathering, processing, and transportation	8,519	8,595	26,551	26,809
Exploration	12	2,141	149	2,263
Taxes other than income	3,945	6,896	11,438	19,609
Depreciation, depletion, and amortization	43,219	53,305	132,061	150,857
Impairment of proved oil and natural gas properties	—	361,836	8,342	613,183
General and administrative	12,605	13,910	41,375	42,798
Accretion of asset retirement obligations	2,383	1,716	7,802	5,036
(Gain) loss on commodity derivative instruments	(21,938)	(244,888)	50,897	(328,944)
(Gain) loss on sale of properties	60	—	(3,575)	—
Other, net	178	—	245	(943)
Total costs and expenses	80,558	248,927	371,910	661,450
Operating income (loss)	(6,336)	(160,844)	(168,756)	(382,411)
Other income (expense):
Interest expense, net	(27,209)	(31,255)	(91,904)	(88,405)
Other income (expense)	6	11	6	295
Gain on extinguishment of debt	673	—	42,337	422
Total other income (expense)	(26,530)	(31,244)	(49,561)	(87,688)
Income (loss) before income taxes	(32,866)	(192,088)	(218,317)	(470,099)
Income tax benefit (expense)	—	107	(196)	1,601
Net income (loss)	(32,866)	(191,981)	(218,513)	(468,498)
Net income (loss) attributable to noncontrolling interest	—	104	—	328
Net income (loss) attributable to Memorial Production Partners LP	$(32,866)	$(192,085)	$(218,513)	$(468,826)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(32,866)	$(192,085)	$(218,513)	$(468,826)
Net (income) loss allocated to previous owners	—	—	—	2,268
Net (income) loss allocated to general partner	—	174	168	402
Net (income) loss allocated to NGP IDRs	—	(27)	—	(83)
Limited partners' interest in net income (loss)	$(32,866)	$(191,938)	$(218,345)	$(466,239)

Earnings per unit: (Note 9)
Basic and diluted earnings per unit	$(0.39)	$(2.31)	$(2.62)	$(5.57)
Weighted average limited partner units outstanding:
Basic and diluted	83,621	82,973	83,189	83,732

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(218,513)	$(468,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	132,061	150,857
Impairment of proved oil and natural gas properties	8,342	613,183
(Gain) loss on derivative instruments	54,991	(322,316)
Cash settlements (paid) received on expired derivative instruments	183,221	175,703
Cash settlements on terminated commodity derivatives	39,299	27,063
Premiums paid for commodity derivatives	—	(27,063)
Bad debt expense	1,601	—
Deferred income tax expense (benefit)	129	(1,789)
Amortization of deferred financing costs	3,862	4,375
Gain on extinguishment of debt	(42,337)	(422)
Accretion of senior notes net discount	1,769	1,818
Accretion of asset retirement obligations	7,802	5,036
Unit-based compensation (see Note 10)	7,370	7,899
Settlement of asset retirement obligations	(1,099)	(780)
Exploration costs	—	2,078
Gain on sale of properties	(3,575)	—
Changes in operating assets and liabilities:
Accounts receivable	20,873	17,629
Prepaid expenses and other assets	(833)	(162)
Payables and accrued liabilities	931	323
Other	3,253	638
Net cash provided by operating activities	199,147	185,572
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(6,095)
Acquisition post-closing adjustments receipts	—	9,570
Additions to oil and gas properties	(50,534)	(196,055)
Additions to other property and equipment	(7,611)	—
Additions to restricted investments	(5,642)	(3,893)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	54,724	—
Net cash used in investing activities	(9,063)	(196,473)
Cash flows from financing activities:
Advances on revolving credit facilities	144,000	345,000
Payments on revolving credit facilities	(266,000)	(61,000)
Deferred financing costs	(1,350)	(319)
Repurchase of senior notes	(41,261)	(2,914)
Capital contributions from previous owners	—	1,912
Contributions related to sale of assets to NGP affiliate	26	—
Transfer of operating subsidiary from Memorial Resource	2,363	—
Proceeds from the issuance of common units	2,385	—
Costs incurred in conjunction with issuance of common units	(312)	—
Distributions to partners	(13,300)	(138,349)
Distribution to Memorial Resource (see Note 1)	—	(78,396)
Acquisition of General Partner (see Note 1)	(750)	—
Acquisition of IDRs from NGP (see Note 1)	(50)	—
Restricted units returned to plan	(589)	(1,288)
Repurchases under unit repurchase program	—	(54,184)
Net cash (used in) provided by financing activities	(174,838)	10,462
Net change in cash and cash equivalents	15,246	(439)
Cash and cash equivalents, beginning of period	599	970
Cash and cash equivalents, end of period	$15,845	$531

See Accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Partner's Equity
	Limited Partners	General
	Common	Partner	Total
Balance, December 31, 2015	$644,644	$848	$645,492
Net income (loss)	(218,345)	(168)	(218,513)
Distributions	(13,289)	(11)	(13,300)
Purchase of equity interest of general partner (Note 1)	(81)	(669)	(750)
Acquisition of IDRs from NGP (Note 1)	(50)	—	(50)
Net proceeds from issuance of common units	2,073	—	2,073
Amortization of unit-based awards	6,134	—	6,134
Restricted units repurchased and other	(561)	—	(561)
Balance at September 30, 2016	$420,525	$—	$420,525

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Partnership’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

On April 27, 2016, we entered into an agreement pursuant to which the Partnership agreed to acquire, among other things, all of the equity interests in our general partner, MEMP GP, from Memorial Resource (the “MEMP GP Acquisition”) for cash consideration of approximately $0.8 million. MEMP GP held an approximate 0.1% general partner interest and 50% of the incentive distribution rights ("IDRs") in us. In conjunction with the MEMP GP Acquisition, on April 27, 2016, we also entered into an agreement with an NGP affiliate pursuant to which we agreed to acquire the other 50% of the IDRs. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition.

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

Liquidity

As of September 30, 2016, we were in compliance with our financial covenants under our revolving credit facility. Effective October 28, 2016, in connection with the semi-annual borrowing redetermination by the lenders under our revolving credit facility, the borrowing base under our revolving credit facility was reduced to $740.0 million and will automatically be further reduced to $720.0 million on December 1, 2016. With our borrowing base at such levels, we will have limited to no available borrowing capacity and will likely be unable to remain in compliance with certain financial covenants under our revolving credit facility as early as the fourth quarter of 2016.

In addition, if we are unable to remain in compliance with the covenants under our revolving credit facility or the indentures governing our senior notes, or a cross-default occurs under either, absent relief from our lenders or noteholders, as applicable, we may be forced to repay or refinance such indebtedness and we may incur other damages. Upon the occurrence of an event of default, the lenders under our revolving credit facility or holders of our senior notes, as applicable, could elect to declare all amounts outstanding immediately due and payable or seek other remedies and the lenders could terminate all commitments to extend further credit under our revolving credit facility. If an event of default occurs under our revolving credit facility or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding or seek other remedies, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. We might also be required to seek relief under the Bankruptcy Code.  See Note 7 for more information.

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

Our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated and combined financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2015 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015
Accrued interest payable	$26,063	$23,192
Accrued lease operating expense	12,364	16,843
Accrued capital expenditures	7,622	8,110
Accrued general and administrative expenses	5,130	1,961
Accrued ad valorem tax	3,879	1,426
Asset retirement obligation	830	1,175
Environmental liability	—	216
Other	4,909	—
	$60,797	$52,923

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2016	2015
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$80,446	$75,378
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(488)	(6,937)
(Increase) decrease in accounts receivable related to acquisitions	—	9,570
(Increase) decrease in accounts receivable/payable related to divestitures	856	—
Asset retirement obligation removal related to divestitures	(19,591)	—
Restricted units returned to plan	—	3

New Accounting Pronouncements

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. In August 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to address eight specific cash flow issues with the objective of reducing the current and potential future diversity in practice. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Partnership is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued an accounting standards update to simplify the guidance on employee share-based payment accounting. The update involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Entities will no longer record excess tax benefits and certain tax deficiencies in equity. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the new guidance eliminates the requirement that excess tax benefits be realized before entities can recognize them and requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, the new guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an entity to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. In addition, entities will now have to elect whether to account for forfeitures on share-based payments by: (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance, requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach. The Partnership is currently evaluating the standard and the impact on the consolidated financial statements and related footnote disclosures.

Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued an accounting standards update that requires management to perform interim and annual assessments of whether there are conditions or events that raise substantial doubt of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. Certain disclosures are required if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and with early adoption permitted. The amendments will not impact our financial position or results of operations but will require management to perform a formal going concern assessment. The Partnership is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Acquisition and Divestiture related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2016	2015	2016	2015
$416	$16	$1,429	$1,612

2015 Acquisitions

On November 3, 2015, we closed a transaction to acquire the noncontrolling interest in San Pedro Bay Pipeline Company (“SPBPC”) and the remaining interests in our oil and gas properties offshore Southern California (the “Beta Properties”) from a third party (the “2015 Beta Acquisition”), which was discussed in our 2015 Form 10-K. The following unaudited pro forma combined results of operations are provided for the three and nine months ended September 30, 2015 as though the 2015 Beta Acquisition had been completed on January 1, 2014. The unaudited pro forma financial information was derived from the historical consolidated and combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired, (iii) accretion expense associated with asset retirement obligations recorded and (iv) interest expense on additional borrowings necessary to finance the acquisition. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2015	2015
	(In thousands, except per unit amounts)
Revenues	$94,497	$300,346
Net income (loss)	(191,710)	(463,823)
Basic and diluted earnings per unit	(2.31)	(5.52)

Divestitures

On July 14, 2016, we closed a transaction to divest assets located in Colorado and Wyoming (the “Rockies Divestiture”) for a total proceeds of approximately $16.9 million, including estimated post-closing adjustments, which included $18.1 million in cash and $1.3 million in accounts payable. We recorded a loss of approximately $3.9 million in “(gain) loss on sale of properties” in the accompanying statement of operations. The proceeds from this transaction were used to reduce borrowings under our revolving credit facility. This disposition does not qualify as a discontinued operation.

On June 14, 2016, we closed a transaction to divest assets located in the Permian Basin (the “Permian Divestiture”) for a total purchase price of approximately $36.9 million including estimated post-closing adjustments, which included $36.4 million in cash and $0.5 million in accounts receivable. We recognized a gain of $6.5 million on the sale of properties related to the Permian Divestiture in “(gain) loss on sale of properties” in the accompanying statement of operations. The proceeds from this transaction were used to reduce borrowings under our revolving credit facility. This disposition does not qualify as a discontinued operation.

During the nine months ended September 30, 2016, the Partnership completed other immaterial divestitures for which we recorded a gain of $0.9 million on the sale that is recorded in “(gain) loss on sale of properties” in the accompanying statement of operations.

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and Rockies Divestiture included in the unaudited condensed statements of consolidated and combined operations of the Partnership is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Permian Divestiture	$(40)	$(56,078)	$4,792	$(62,312)
Rockies Divestiture	445	(111)	(7,175)	(55,844)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at September 30, 2016 and December 31, 2015. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 7 for the estimated fair value of our outstanding fixed-rate debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the balance sheets as of September 30, 2016 and December 31, 2015 were based on estimated forward commodity prices and forward interest rate yield curves. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$494,081	$—	$494,081
Interest rate derivatives	—	—	—	—
Total assets	$—	$494,081	$—	$494,081
Liabilities:
Commodity derivatives	$—	$36,518	$—	$36,518
Interest rate derivatives	—	5,235	—	5,235
Total liabilities	$—	$41,753	$—	$41,753

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$816,995	$—	$816,995
Interest rate derivatives	—	—	—	—
Total assets	$—	$816,995	$—	$816,995
Liabilities:
Commodity derivatives	$—	$84,501	$—	$84,501
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,156	$—	$87,156

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

•

During the nine months ended September 30, 2016, we recognized approximately $8.3 million of impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. The carrying value of the East Texas properties after the impairment was approximately $11.0 million. During the three and nine months ended September 30, 2015, we recognized $361.8 million and $613.2 million, respectively, of impairments related to certain properties located in East Texas, South Texas, the Permian, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable in part due to a downward revision of estimated proved reserves based on declining commodity prices and increased operating costs.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $267.0 million against amounts outstanding under our revolving credit facility at September 30, 2016, reducing our maximum credit exposure to approximately $188.7 million, of which approximately $59.9 million was with one counterparty. See Note 7 for additional information regarding our revolving credit facility.

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

During the nine months ended September 30, 2016, we terminated certain “in-the-money” crude oil and NGL derivatives settling in 2016 and certain crude oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these crude oil and NGL derivatives.

During the nine months ended September 30, 2015, we restructured a portion of our commodity derivative portfolio by effectively terminating “in-the-money” crude oil derivatives settling in 2015 through 2017 and entering into NGL derivatives with the same tenor. Cash settlement receipts of approximately $27.1 million from the termination of these crude oil derivatives were applied as premiums for the new NGL derivatives.

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub and regional indices such as NGPL TXOK, TETCO STX, CIG and Houston Ship Channel in proximity to our areas of production. We also enter into oil derivative contracts indexed to a variety of locations such as NYMEX-WTI, ICE Brent, California Midway-Sunset and other regional locations. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At September 30, 2016, we had the following open commodity positions:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,565,775	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,555,000	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	184,313	301,600	312,000	160,000
Weighted-average fixed price	$74.27	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	99,000	37,500	—	—
Spread	$(12.28)	$(12.20)	$—	$—

Purchased put option contracts:
Average Monthly Volume (Bbls)	60,000	—	—	—
Weighted-average strike price	$40.00	$—	$—	$—
Weighted-average deferred premium	$(0.86)	$—	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	195,100	43,300	—	—
Weighted-average fixed price	$34.01	$37.55	$—	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our basis swaps included in the table above are presented on a disaggregated basis below:

	Remaining
	2016	2017	2018	2019
Natural Gas Derivative Contracts:
NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	2,980,000	1,800,000	1,200,000	900,000
Spread-Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread-Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread-Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread-Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	99,000	37,500	—	—
Spread - Brent	$(12.28)	$(12.20)	$—	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. At September 30, 2016, we had the following interest rate swap open positions:

	Remaining
	2016	2017	2018
Average Monthly Notional (in thousands)	$400,000	$400,000	$300,000
Weighted-average fixed rate	0.943%	1.612%	1.427%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2016 and December 31, 2015. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
Type	Balance Sheet Location	2016	2015	2016	2015
		(In thousands)
Commodity contracts	Short-term derivative instruments	$186,168	$324,265	$30,132	$53,581
Interest rate swaps	Short-term derivative instruments	—	—	3,331	1,214
Gross fair value		186,168	324,265	33,463	54,795
Netting arrangements	Short-term derivative instruments	(31,328)	(51,945)	(31,328)	(51,945)
Net recorded fair value	Short-term derivative instruments	$154,840	$272,320	$2,135	$2,850

Commodity contracts	Long-term derivative instruments	$307,913	$492,730	$6,386	$30,920
Interest rate swaps	Long-term derivative instruments	—	—	1,904	1,441
Gross fair value		307,913	492,730	8,290	32,361
Netting arrangements	Long-term derivative instruments	(7,218)	(30,920)	(7,218)	(30,920)
Net recorded fair value	Long-term derivative instruments	$300,695	$461,810	$1,072	$1,441

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

		For the Three Months Ended		For the Nine Months Ended
	Statements of	September 30,		September 30,
	Operations Location	2016	2015	2016	2015
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(21,938)	$(244,888)	$50,897	$(328,944)
Interest rate derivatives	Interest expense, net	(1,432)	3,543	4,094	6,628

Note 6. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2016 (in thousands):

Asset retirement obligations at beginning of period	$164,164
Liabilities added from acquisitions or drilling	30
Liabilities removed upon sale of wells	(19,591)
Liabilities settled	(1,099)
Accretion expense	7,802
Revision of estimates	353
Asset retirement obligations at end of period	151,659
Less: Current portion	(830)
Asset retirement obligations - long-term portion	$150,829

Note 7. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$714,000	$836,000
2021 Senior Notes, fixed-rate, due May 2021 (2) (4)	646,287	700,000
2022 Senior Notes, fixed-rate, due August 2022 (3) (4)	464,965	496,990
Senior notes debt issuance costs, net	(14,940)	(18,297)
Unamortized discounts	(11,417)	(14,114)
Total long-term debt	$1,798,895	$2,000,579

(1)	The carrying amount of our revolving credit facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	The estimated fair value of our 2021 Senior Notes was $329.6 million and $210.0 million at September 30, 2016 and December 31, 2015, respectively.
(3)	The estimated fair value of our 2022 Senior Notes was $232.5 million and $149.1 million at September 30, 2016 and December 31, 2015, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We incurred approximately $1.0 million in fees related to the Tenth Amendment which are included as deferred financing costs within “Other long-term assets” in the accompanying balance sheet.

Borrowing Base

Credit facilities tied to borrowing bases are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

September 30,
2016
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$925,000

Subsequent Event

On October 28, 2016, we entered into an eleventh amendment to our credit agreement, dated as of December 14, 2011 (as previously amended, the “Credit Agreement”), by and among the Partnership, OLLC, the administrative agent and the other agents and lenders party thereto (the “Eleventh Amendment”). The Eleventh Amendment, among other things, (i) pursuant to a regularly-scheduled semi-annual redetermination of the borrowing base, decreases the borrowing base from $925 million to $740 million, effective as of October 28, 2016, and schedules a further decrease of the borrowing base to $720 million, effective as of December 1, 2016 and (ii) amends the Credit Agreement to add a new event of default limiting the Partnership’s, OLLC and their respective subsidiaries’ ability to call, make or offer to make any redemption of, or make any other payments in respect of the Partnership’s senior unsecured notes if, on a pro forma basis, the Partnership’s and its subsidiaries’ aggregate liquidity (unrestricted cash and cash equivalents plus amounts available to be drawn under the Credit Agreement), is less than $30 million. See Note 1 for additional information regarding liquidity.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OLLC revolving credit facility (1)	3.57%	2.14%	3.11%	2.06%

(1)

As noted in our 2015 Form 10-K, the Applicable Margin (as defined in our revolving credit facility), or credit spread, varies based on the total commitment usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect). The Applicable Margin for the three months and nine months ended for September 30, 2016 was 3.00% and 2.62%, respectively. The Applicable Margin for the three months and nine months ended September 30, 2015, was 1.95% and 1.86%, respectively.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	September 30,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$3,304	$3,672
2021 Senior Notes (2)	8,960	11,194
2022 Senior Notes (2)	5,980	7,103
Total	$18,244	$21,969

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method, which generally approximates the effective interest method.

Letters of Credit

At September 30, 2016, we had $2.4 million of letters of credit outstanding, all related to operations at our Wyoming properties.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Repurchases of Senior Notes

During the three and nine months ended September 30, 2016, the Partnership repurchased on the open market an aggregate principal amount of approximately $1.5 million and $53.7 million, respectively, of its 7.625% senior notes due May 2021. During the nine months ended September 30, 2016, the Partnership repurchased on the open market an aggregate principal amount of $32.0 million of its 6.875% senior notes due August 2022. In connection with the repurchases, the Partnership paid approximately $0.8 million and $41.3 million for the three and nine months ended September 30, 2016, respectively. We recorded a gain on extinguishment of debt of approximately $0.7 million and $42.3 million for the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2015, the Partnership repurchased on the open market approximately $3.0 million of its 6.875% senior notes due August 2022. In connection with the repurchase, the Partnership paid approximately $2.6 million and recorded a gain on extinguishment of debt of approximately $0.4 million for the nine months ended September 30, 2015.

Subsequent Event

In addition, we elected to defer an approximately $24.6 million interest payment due on November 1, 2016 with respect to the 2021 Senior Notes. The interest payment is subject to a 30-day grace period under the indenture. After the grace period, the failure to pay interest would constitute a default and an event of default under our indentures. During the 30-day grace period, we expect to continue working with our noteholders regarding an effort to develop a comprehensive plan to de-lever the Partnership and strengthen our balance sheet. Failure to pay interest on the 2021 Senior Notes on November 1, 2016 constituted a default and an event of default under our revolving credit facility, which default was waived by the lenders under our revolving credit facility.

On November 1, 2016, the Partnership, OLLC, certain subsidiaries of the Partnership, the administrative agent, and the lenders consenting thereto entered into the limited waiver and twelfth amendment (the “Waiver and Twelfth Amendment”) to the Credit Agreement.

Pursuant to the Waiver and Twelfth Amendment, the requisite lenders under the Credit Agreement agreed to the limited waiver of certain defaults and events of default that will occur under the Credit Agreement as a result of the Partnership’s and Finance Corp’s (collectively, the “Issuers”) election to avail themselves of the 30-day grace period under the indenture governing the Issuers’ 7.625% Senior Notes due May 2021 for the payment of the semi-annual interest payment in respect of such senior notes due November 1, 2016.

Pursuant to the Waiver and Twelfth Amendment, from the date thereof until November 30, 2016 (the “Waiver Period”), the Partnership and OLLC agree to pay 100% of the net cash proceeds from any asset sale, transfer or other disposition (including with respect to notes receivable and accounts receivable) and from the liquidation of any swap transaction or hedge transaction arising under swap or hedge agreements between or among the Partnership, OLLC and/or any other loan party and any lender under the Credit Agreement and/or its affiliates, in each case, to the administrative agent for the ratable account of each lender under the Credit Agreement, for application to the outstanding loans under the Credit Agreement. Amounts so applied will also reduce the aggregate commitments of the lender under the Credit Agreement by an equivalent amount.

Further, pursuant to the Waiver and Twelfth Amendment, the Partnership and OLLC agree, during the Waiver Period, to additional restrictive covenants. These restrictions further limit, until the expiration of the Waiver Period, the ability of, among other things, the Partnership, OLLC and certain of their respective subsidiaries from incurring additional indebtedness, creating liens on assets, paying certain dividends and distributions, making any optional or voluntary payments or redemptions in respect of any other indebtedness, making investments (including in respect of the creation of subsidiaries), entering into certain lease agreements, entering into certain business combinations, entering into any sale-leaseback transaction and entering into certain transactions with affiliates. A failure to comply with these restrictions could result in an event of default under the Credit Agreement. In the event of the occurrence of any such event of default, the debtor’s obligations under the Credit Agreement could, under certain circumstances, become immediately due and payable.

Finally, pursuant to the Waiver and Twelfth Amendment, the Partnership and OLLC agreed to amend, to be effective from and after the date of the Waiver and Twelfth Amendment, the Credit Agreement to increase, from 90% to 95% (or such lesser amount agreed to by the administrative agent in its sole discretion, which lesser amount shall not be less than 92%), the percentage of the total value of OLLC’s and its subsidiary-loan parties’ oil and gas properties subject to a mortgage or similar instruments in favor of the administrative agent. See Note 1 for additional information.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2015:

		General
	Common	Partner
Balance, December 31, 2015	82,906,400	86,797
Restricted common units issued	50,000	—
Restricted common units forfeited	(18,450)	—
Restricted common units repurchased (1)	(277,732)	—
Cancellation of General Partner units	—	(86,797)
Issuance of common units	1,178,102	—
Balance, September 30, 2016	83,838,320	—

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately $0.6 million for the nine months ended September 30, 2016. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets. See Note 10 for additional information regarding restricted common units that were granted during the nine months ended September 30, 2016.

“At-the-Market” Equity Program

On May 25, 2016, the Partnership entered into an equity distribution agreement for the sale of up to $60.0 million of common units under an at-the-market program (the “ATM Program”). Sales of common units, if any, will be made under the ATM Program by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Market at market prices, or as otherwise agreed between the Partnership and a sales agent. The Partnership expects to use the net proceeds from any sale of common units for general partnership purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital, capital expenditures or acquisitions.

During the three and nine months ended September 30, 2016, the Partnership sold 355,789 and 1,178,102 common units, respectively, under the ATM program. The sale of the units generated proceeds of approximately $0.5 million and $2.1 million for the three and nine months ended September 30, 2016, which was net of approximately $0.2 million and $0.3 million in fees, respectively. At September 30, 2016, approximately $57.6 million of common units remained available for issuance under the ATM Program.

2015 Repurchases of Common Units

During the nine months ended September 30, 2015, we repurchased $52.8 million in common units, which represented a repurchase and retirement of 3,547,921 common units under the December 2014 repurchase program. The December 2014 repurchase program expired in December 2015.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash Distributions to Unitholders

The following table summarizes our declared quarterly cash distribution rates with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payment Date	Per Unit	Distribution	Affiliates
2nd Quarter 2016	July 26, 2016	August 5, 2016	August 12, 2016	$0.0300	$2.5	$	< 0.1
1st Quarter 2016	April 26, 2016	May 6, 2016	May 13, 2016	$0.0300	$2.5	$	< 0.1
4th Quarter 2015	January 26, 2016	February 5, 2016	February 12, 2016	$0.1000	$8.3	$	< 0.1
3rd Quarter 2015	October 26, 2015	November 5, 2015	November 12, 2015	$0.3000	$24.9	$	< 0.1
2nd Quarter 2015	July 24, 2015	August 5, 2015	August 12, 2015	$0.5500	$45.7		$0.1
1st Quarter 2015	April 24, 2015	May 6, 2015	May 13, 2015	$0.5500	$46.3		$0.2
4th Quarter 2014	January 26, 2015	February 5, 2015	February 12, 2015	$0.5500	$46.3		$3.1

In October 2016, the board of directors of our general partner suspended distributions on common units primarily due to the current and expected commodity price environment and market conditions and their impact on our future business as well as restrictions imposed by our debt instruments, including our revolving credit facility. The board of directors of our general partner believes the suspension in distributions is in the best interest of the Partnership.  See Note 1 for additional discussions regarding liquidity.

Note 9. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Memorial Production Partners LP	$(32,866)	$(192,085)	$(218,513)	$(468,826)
Less: Previous owners interest in net income (loss)	—	—	—	(2,268)
Less: General partner's 0.1% interest in net income (loss) (1)	—	(198)	(168)	(483)
Less: IDRs attributable to corresponding period	—	—	—	112
Net income (loss) available to limited partners	$(32,866)	$(191,887)	$(218,345)	$(466,187)

Weighted average limited partner units outstanding:
Common units	83,621	82,973	83,189	82,888
Subordinated units	—	—	—	844
Total (2)	83,621	82,973	83,189	83,732
Basic and diluted EPU	$(0.39)	$(2.31)	$(2.62)	$(5.57)

(1)

As a result of repurchases under the December 2014 repurchase program, our general partner had an approximate average 0.105% interest in us prior to the MEMP GP Acquisition for the nine months ended September 30, 2016 and an approximate average of 0.105% and 0.104% interest in us for the three and nine months ended September 30, 2015.

(2)

For the three and nine months ended September 30, 2016, 162,973 and 1,562,656 incremental phantom units under the treasury stock method were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10. Unit-Based Awards

Restricted Common Units

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61
Granted (2)	50,000	$2.41
Forfeited	(18,450)	$16.94
Vested	(954,808)	$18.06
Restricted common units outstanding at September 30, 2016	445,280	$14.96

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued during the nine months ended September 30, 2016 was $0.1 million based on a grant date market price of $2.41 per unit.

The unrecognized compensation cost associated with restricted common unit awards was $5.1 million at September 30, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.33 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated and combined cash flows.

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

On March 9, 2016, certain employees were impacted by an involuntary termination which, upon the approval of the board of directors of our general partner, accelerated the vesting schedule of unvested awards under the LTIP that otherwise would have been forfeited upon an involuntary termination. The acceleration of the LTIP vesting schedule represents an improbable-to-probable modification. The grant-date fair value compensation cost of approximately $0.5 million was reversed and the modified-date grant fair value compensation cost of approximately $0.3 million was recognized.

Phantom Units

The following table summarizes information regarding phantom unit awards granted under the LTIP:

Number of
Units
Phantom units outstanding at December 31, 2015	—
Granted	6,169,018
Forfeited	(37,486)
Phantom units outstanding at September 30, 2016	6,131,532

Phantom units issued to non-employee directors in January will vest on the first anniversary of the date of grant. Phantom units issued to certain employees in June will vest in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distributions that we pay to a holder of a common unit. DERs are treated as additional compensation expense. Upon vesting, the phantom units will be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units. For the three and nine months ended September 30, 2016, the phantom units issued are classified as liability awards due to the Partnership not having sufficient common units available under the LTIP to settle in common units upon vesting.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the LTIP awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity classified awards
Restricted common units	$1,135	$2,993	$6,134	$7,899
Liability classified awards
Phantom units	1,189	—	1,413	—
	$2,324	$2,993	$7,547	$7,899

Note 11. Related Party Transactions

Amounts due to Memorial Resource and certain affiliates of NGP at December 31, 2015 are presented within “Accounts payable – affiliates” in the accompanying balance sheets. On June 1, 2016, Memorial Resource and certain affiliates of NGP became unaffiliated entities after we closed the MEMP GP Acquisition, as discussed in Note 1 and Note 12.

NGP Affiliated Companies

During the nine months ended September 30, 2016, we paid less than $0.1 million, to Multi-Shot, LLC, an NGP affiliate company, for services related to our drilling and completion activities. During the three and nine months ended September 30, 2015, we paid less than $0.1 million and $0.3 million to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

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

Related Party Agreements

We and certain of our former affiliates entered into various documents and agreements. These agreements were negotiated among affiliated parties and, consequently, were not the result of arm’s-length negotiations.

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

For the Three Months Ended		For the Nine Months Ended
September 30,		September 30,
2016	2015	2016	2015
$—	$8,439	$11,867	$25,448

Beta Management Agreement

Memorial Resource, through its wholly-owned subsidiary Beta Operating Company, LLC (“Beta Operating”), provided management and administrative oversight related to our offshore Southern California oil and gas properties in exchange for an annual management fee. Memorial Resource had the right to receive approximately $0.4 million from Rise Energy Beta, LLC annually. During the three and nine months ended September 30, 2015 we recognized $0.1 million and $0.3 million, respectively, under this agreement. This agreement was terminated in November 2015 in connection with the 2015 Beta Acquisition.

On June 1, 2016, Memorial Resource assigned and transferred Beta Operating to the Partnership in connection with the MEMP GP Acquisition.

Classic Gas Gathering and Water Disposal Agreements

A discussion of these agreements is included in our 2015 Form 10-K. The amended gas gathering agreement was terminated in November 2015 in connection with a third party’s acquisition of Classic Pipeline and Gathering LLC’s (“Classic Pipeline”) Joaquin gathering system. Additionally, Classic Pipeline assigned its salt water system to OLLC in November 2015. For the three and nine months ended September 30, 2015, we incurred gathering and saltwater disposal fees of approximately $0.7 million and $2.7 million under these agreements.

Note 12. Commitments and Contingencies

Transition Services Agreement

On June 1, 2016 we closed the MEMP GP Acquisition. Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities. We terminated our omnibus agreement and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. During the three and nine months ended September 30, 2016, we recorded $0.9 million and $1.4 million, respectively, of general and administrative expenses related to the transition services agreement with Memorial Resource.

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

At September 30, 2016, we had no environmental reserves recorded. As of December 31, 2015, we had approximately $0.2 million of environmental reserves recorded on our balance sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

The trust account must maintain minimum balances as follows (in thousands):

December 31, 2016	$152,000

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In the event the account balance is less than the contractual amount, we must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by us. As of September 30, 2016, the remaining obligation was approximately $2.7 million. In 2015, the BOEM issued a preliminary report that indicated the estimated costs of decommissioning may further increase, and we expect the amount to be finalized during the fourth quarter of 2016 after negotiations are completed.

The held-to-maturity investments held in the trust account as of September 30, 2016 for the U.S. Bank money market cash equivalent was $149.3 million.

Note 13. Subsequent Events

Amendment to Credit Facility and Borrowing Base Redetermination

For additional information, see Note 7.

Deferred Interest Payment and Limited Waiver and Twelfth Amendment to the Credit Agreement

For additional information, see Note 7.

Compensatory Arrangements of Certain Employees

On October 27, 2016, the Board of Directors (the “Board”) of MEMP GP, approved the adoption of a key employee incentive plan and a key employee retention program for the benefit of certain employees identified by the Board, including the named executive officers of the Partnership, whose continued employment and performance is critical to the success of MEMP GP and the Partnership. In adopting the plans, the Board relied upon the market analysis and advice of Pearl Meyers & Partners, LLC, the independent compensation consultant to the Partnership.

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2015:

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

Recent Developments

Debt Instruments

Effective October 28, 2016, in connection with the semi-annual borrowing redetermination by the lenders under our revolving credit facility, the borrowing base under our revolving credit facility was reduced to $740.0 million and is scheduled to be further reduced to $720.0 million on December 1, 2016. In addition, we and our lenders reached an agreement on amending certain terms of our revolving credit facility. For information regarding the amendment to our revolving credit facility, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1.Financial Statements” of this quarterly report.  See “—Liquidity and Capital Resources” for additional information.

In addition, we elected to defer an approximately $24.6 million interest payment due on November 1, 2016 with respect to the 7.625% senior notes due May 2021 (“2021 Senior Notes”). The interest payment is subject to a 30-day grace period under the indenture. After the grace period, the failure to pay interest would constitute a default and an event of default under our indentures. During the 30-day grace period, we expect to continue working with our noteholders regarding an effort to develop a comprehensive plan to de-lever the Partnership and strengthen our balance sheet. Failure to pay such interest payment on November 1, 2016 is a default and an event of default under our revolving credit facility. The lenders under the revolving credit facility, on November 1, 2016, waived such default and an event of default through November 30, 2016 subject to the terms and conditions set forth in the limited waiver and twelfth amendment. For more information regarding the waiver, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Leadership Changes

In September 2016, John A. Weinzierl resigned as the Chief Executive Officer (“CEO”) of MEMP GP and William J. Scarff, who was serving as President of MEMP GP, was appointed to serve as CEO.

Mr. Weinzierl also resigned as Chairman of the Board, and Jonathan M. Clarkson, who was serving as an independent director on the board of directors of MEMP GP, was appointed to serve as Chairman of the Board. Mr. Weinzierl continues to serve as a director on the board of directors of MEMP GP.

Divestitures

In July 2016, we closed a transaction to divest certain assets located in Colorado and Wyoming (the “Rockies Divestiture”) for total purchase price of approximately $16.9 million, including estimated post-closing adjustments. In June 2016, we closed a transaction to divest assets located in the Permian Basin (“Permian Divestiture”) for a total purchase price of approximately $36.9 million, including estimated post-closing adjustments. The proceeds from the divestitures were used to reduce borrowings under our revolving credit facility. See Note 3 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

MEMP GP Acquisition

In June 2016, the Partnership acquired, among other things, all of the equity interests in MEMP GP from Memorial Resource for cash consideration of approximately $0.8 million. See Note 1 and Note 11 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Repurchase of Senior Notes

During the three months and nine months ended September 30, 2016, the Partnership repurchased an aggregate principal amount of approximately $1.5 million and $53.7 million, respectively, of the 2021 Senior Notes. During the nine months ended September 30, 2016, the Partnership repurchased an aggregate principal amount of approximately $32.0 million of the 6.875% senior notes due August 2022 (“2022 Senior Notes”). See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Business Environment and Operational Focus

Our primary business objective is to generate stable cash flows, which would allow us to resume quarterly cash distributions to our unitholders. We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) general and administrative expenses; and (vi) Adjusted EBITDA (defined below).

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

•	Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes, delay rentals and unsuccessful leasing efforts.
•	Impairment of proved properties. Proved properties are impaired whenever the carrying value of the properties exceeds their estimated undiscounted future cash flows.
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

Memorial Resource provided management, administrative and operating services to the Partnership and our general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated and the Partnership entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 11 and Note 12 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2015 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2016 and 2015 have been derived from our consolidated and combined financial statements.

The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated the applicable assets separately during those periods. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil & natural gas sales	$74,222	$87,519	$202,625	$276,689
Other revenues	—	564	529	2,350
Total revenues	74,222	88,083	203,154	279,039

Costs and expenses:
Lease operating	31,575	45,416	96,625	130,782
Gathering, processing and transportation	8,519	8,595	26,551	26,809
Exploration	12	2,141	149	2,263
Taxes other than income	3,945	6,896	11,438	19,609
Depreciation, depletion and amortization	43,219	53,305	132,061	150,857
Impairment of proved oil and natural gas properties	—	361,836	8,342	613,183
General and administrative	12,605	13,910	41,375	42,798
Accretion of asset retirement obligations	2,383	1,716	7,802	5,036
(Gain) loss on commodity derivative instruments	(21,938)	(244,888)	50,897	(328,944)
(Gain) loss on sale of properties	60	—	(3,575)	—
Other, net	178	—	245	(943)
Total costs and expenses	80,558	248,927	371,910	661,450
Operating income (loss)	(6,336)	(160,844)	(168,756)	(382,411)
Other income (expense):
Interest expense, net	(27,209)	(31,255)	(91,904)	(88,405)
Other income (expense)	6	11	6	295
Gain on extinguishment of debt	673	—	42,337	422
Total other income (expense)	(26,530)	(31,244)	(49,561)	(87,688)
Income (loss) before income taxes	(32,866)	(192,088)	(218,317)	(470,099)
Income tax benefit (expense)	—	107	(196)	1,601
Net income (loss)	(32,866)	(191,981)	(218,513)	(468,498)
Net income (loss) attributable to noncontrolling interest	—	104	—	328
Net income (loss) attributable to Memorial Production Partners LP	$(32,866)	$(192,085)	$(218,513)	$(468,826)

Oil and natural gas revenue:
Oil sales	$35,271	$40,516	$102,021	$137,584
NGL sales	8,041	10,089	23,224	33,425
Natural gas sales	30,910	36,914	77,380	105,680
Total oil and natural gas revenue	$74,222	$87,519	$202,625	$276,689

Production volumes:
Oil (MBbls)	906	967	2,928	3,002
NGLs (MBbls)	515	729	1,768	2,120
Natural gas (MMcf)	11,136	13,204	34,688	37,907
Total (MMcfe)	19,665	23,394	62,866	68,640
Average net production (MMcfe/d)	213.8	254.3	229.4	251.4

Average sales price:
Oil (per Bbl)	$38.95	$41.90	$34.84	$45.83
NGL (per Bbl)	15.59	13.84	13.13	15.77
Natural gas (per Mcf)	2.78	2.80	2.23	2.79
Total (Mcfe)	$3.77	$3.74	$3.22	$4.03

Average unit costs per Mcfe:
Lease operating expense	$1.61	$1.94	$1.54	$1.91
Gathering, processing and transportation	0.43	0.37	0.42	0.39
Taxes other than income	0.20	0.29	0.18	0.29
General and administrative expenses	0.64	0.59	0.66	0.62
Depletion, depreciation and amortization	2.20	2.28	2.10	2.20

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

A net loss of $32.9 million was recorded during the three months ended September 30, 2016 compared to a net loss of $192.0 million recorded during the three months ended September 30, 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $74.2 million, a decrease of $13.3 million compared with 2015. Production decreased 3.7 Bcfe (approximately 16%) primarily from decreased drilling activities and divestitures. The average realized sales price increased $0.03 per Mcfe primarily due to higher relative crude oil volumes which comprised approximately 28% of total volumes for 2016 compared to 25% in 2015. The unfavorable volume and favorable pricing variance contributed to an approximate $14.0 million decrease in revenues offset by a $0.7 million increase in revenues, respectively.

•

Lease operating expenses were $31.6 million and $45.4 million during 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses were $1.61 for 2016 compared to $1.94 for 2015. Reductions in lease operating expenses were a result of our continued reductions in service provider costs, field workforce reductions and the Permian Divestiture and Rockies Divestiture, partially offset by the acquisition of the remaining interest in the Beta properties (“2015 Beta Acquisition”).

•

Taxes other than income during 2016 totaled $3.9 million, a decrease of $3.0 million compared with 2015 primarily due to lower realized commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.20 for 2016 compared to $0.29 for 2015 due to lower realized commodity prices.

•

DD&A expense during 2016 was $43.2 million compared to $53.3 million during 2015, a $10.1 million decrease. Decreased production volumes caused DD&A expense to decrease by approximately $8.5 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $1.6 million. The $0.08 decrease in DD&A rate is primarily due to the Permian Divestiture and impairments recognized on certain properties during 2015, partially offset by the 2015 Beta Acquisition.

•

We recognized $361.8 million of impairments during 2015 related to certain properties in East Texas, South Texas, and the Permian. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices.

•

General and administrative expenses during 2016 were $12.6 million and included $2.1 million of non-cash unit-based compensation expense and approximately $0.4 million of acquisition and divestiture related expenses. General and administrative expenses during 2015 totaled $13.9 million and included approximately $3.0 million of non-cash unit-based compensation expense and less than $0.1 million of acquisition and divestiture related expenses. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

•

Net gains on commodity derivative instruments of $21.9 million were recognized during 2016, consisting of $36.9 million of cash settlement receipts on expired positions which was partially offset by a $15.0 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $244.9 million were recognized during 2015, consisting of $64.5 million of cash settlement receipts on expired positions and a $180.4 million increase in the fair value of open positions.

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

•

Net interest expense is comprised of interest on our revolving credit facility, interest on our senior notes, amortization of debt issue costs, accretion of net discount associated with our senior notes and gains and losses on interest rate swaps. Interest expense, net totaled $27.2 million during 2016 compared to $31.3 million during 2015, a decrease of $4.1 million. The decrease in interest expense is primarily due to reduced losses on interest rate swaps, where we had a gain of $1.4 million in 2016 compared to a loss of $3.5 million in 2015, partially offset by an increase in interest expense of $1.0 million due to higher average outstanding borrowings and higher rates under our revolving credit facility during 2016 compared to 2015.

Average outstanding borrowings under our revolving credit facility were $715.0 million during 2016 compared to $684.2 million during 2015. We had an average of $1.1 billion aggregate principal amount of our senior notes issued and outstanding during 2016 and an average of $1.2 billion aggregate principal amount of senior notes issued and outstanding during 2015.

•	We recognized a gain on extinguishment of debt of approximately $0.7 million during 2016 related to the repurchase of the 2021 Senior Notes. There were no repurchases of senior notes during 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

A net loss of $218.5 million was recorded during 2016 compared to a net loss of $468.5 million recorded during 2015.

•

Oil, natural gas and NGL revenues for 2016 totaled $202.6 million, a decrease of $74.1 million compared with 2015. Production decreased approximately 5.8 Bcfe (approximately 8%), primarily from decreased drilling activities, flooding in East Texas and a temporary production curtailment and planned plant turnaround at our Bairoil properties. The average realized sales price decreased $0.81 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised 28% of total volumes for 2016 compared 26% for 2015. The unfavorable volume and pricing variance contributed to an approximate $23.3 million and $50.8 million decrease in revenues, respectively.

•

Lease operating expenses were $96.6 million and $130.8 million during 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses were $1.54 for 2016 compared to $1.91 for 2015. Reductions in lease operating expenses were a result of our continued reductions in service provider costs and workover activities, field workforce reductions and the Permian Divestiture and Rockies Divestiture, partially offset by the 2015 Beta Acquisition.

•

Taxes other than income were $11.4 million, a decrease of $8.2 million compared with 2015 primarily due to a decrease in commodity prices. On a per Mcfe basis, taxes other than income decreased to $0.18 for 2016 compared to $0.29 for 2015 due to a decrease in commodity prices.

•

DD&A expense during 2016 was $132.1 million compared to $150.9 million during 2015, an $18.8 million decrease primarily due to decreased production volumes, divestitures, and impairments recognized on certain properties over the course of 2015, partially offset by incremental DD&A as a result of the 2015 Beta Acquisition. Decreased production volumes caused DD&A expense to decrease by approximately $12.7 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $6.1 million.

•

During 2016, we recognized $8.3 million related to impairments on certain properties in East Texas. We recognized $613.2 million of impairments during 2015 primarily related to certain properties in East Texas, South Texas, the Permian, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to declining commodity prices.

•

We recognized a gain on sale of properties of $3.6 million comprised of a gain of $6.5 million related to the Permian Divestiture, a gain of $0.9 million related to immaterial divestitures and a loss of approximately $3.8 million related to the Rockies Divestiture. No gains or losses were recognized during 2015.

•

General and administrative expenses during 2016 were $41.4 million and included $7.4 million of non-cash unit-based compensation expense and $1.4 million of acquisition and divestiture related expenses. General and administrative expenses during 2015 totaled $42.8 million and included approximately $7.9 million of non-cash unit-based compensation expense and $1.6 million of acquisition and divestiture related expenses.

•

Net losses on commodity derivative instruments of $50.9 million were recognized during 2016, consisting of $184.7 million of cash settlement receipts on expired positions and $39.3 million in cash settlements received on terminated derivatives. These gains were offset by a $274.9 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $328.9 million were recognized during 2015, consisting of $179.0 million of cash settlement receipts on expired positions and a $27.1 million in cash settlements received on terminated derivatives. These gains also included a $122.8 million increase in the fair value of open positions.

•

Interest expense, net totaled $91.9 million during 2016, including losses on interest rate swaps of approximately $4.1 million, amortization of deferred financing fees of approximately $3.9 million, and accretion of net discount associated with our senior notes of $1.8 million. Interest expense, net totaled $88.4 million during 2015, including losses on interest rate swaps of approximately $6.6 million, amortization of deferred financing fees of approximately $4.4 million and accretion of net discounts associated with our senior notes of $1.8 million. The $3.5 million increase in interest expense is primarily due to the increase in average outstanding borrowings and higher rates under our revolving credit facility during 2016 compared to 2015 offset by decreased period-to-period losses incurred on interest rate swaps of approximately $2.5 million during 2016 compared to 2015.

Average outstanding borrowings under our revolving credit facility were $765.7 million during 2016 compared to $607.1 million during 2015. We had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding during both 2016 and 2015.

•

We recognized a gain on extinguishment of debt of approximately $42.3 million during 2016 related to the repurchase of the 2021 Senior Notes and 2022 Senior Notes. During 2015, we recognized a gain on extinguishment of debt of approximately $0.4 million related to the repurchase of the 2022 Senior Notes.

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

Our revolving credit facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The lenders under our revolving credit facility have broad discretion to decrease our borrowing base.  Effective October 28, 2016, in connection with the semi-annual borrowing redetermination by the lenders under our revolving credit facility, the borrowing base was reduced to $740.0 million and is scheduled to be further reduced to $720.0 million on December 1, 2016. With our borrowing base at such levels, we will have limited to no available borrowing capacity and will likely be unable to remain in compliance with certain financial covenants under our revolving credit facility as early as the fourth quarter of 2016. As of October 28, 2016, we had approximately $714.0 million of outstanding borrowings under our revolving credit facility. In the case of a borrowing base deficiency, our revolving credit facility requires us to repay the deficiency, which we are permitted to do in equal monthly installments over a five-month period, or pledge additional oil and gas properties to eliminate such deficiency. If our borrowing base is redetermined below our current outstanding borrowings and we are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, there would be substantial doubt regarding our ability to continue as a going concern.

In addition, if we are unable to remain in compliance with the covenants under our revolving credit facility or the indentures governing our senior notes, or a cross-default occurs under either, absent relief from our lenders or noteholders, as applicable, we may be forced to repay or refinance such indebtedness and we may incur other damages. Upon the occurrence of an event of default, the lenders under our revolving credit facility or holders of our senior notes, as applicable, could elect to declare all amounts outstanding immediately due and payable or seek other remedies and the lenders could terminate all commitments to extend further credit under our revolving credit facility. If an event of default occurs under our revolving credit facility or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding or seek other remedies, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. We might also be required to seek relief under the Bankruptcy Code.

In addition, we elected to defer an approximately $24.6 million interest payment due on November 1, 2016 with respect to the 2021 Senior Notes. The interest payment is subject to a 30-day grace period under the indenture. During the 30-day grace period, we expect to continue working with our debt holders regarding an effort to develop a comprehensive plan to de-lever the Partnership and strengthen our balance sheet. Failure to pay such interest payment on November 1, 2016 is a default and an event of default under our revolving credit facility. The lenders under the revolving credit facility, on November 1, 2016, waived such default and event of default through November 30, 2016 subject to the terms and conditions set forth in the limited waiver and twelfth amendment. Failure to make such interest payment on the 2021 Senior Notes prior to the expiration of the grace period on November 30, 2016 will result in a default and an event of default under the 2021 Senior Notes and an event of default under both our revolving credit facility and the indenture governing the 2022 Senior Notes. With respect to each of the 2021 Senior Notes and 2022 Senior Notes, if such an event of default continues, the trustee under the related indenture or the holders of at least 25% in aggregate principal amount of the then outstanding notes with respect to such series of notes may declare all the notes in such series to be due and payable immediately. Such an event of default would have a material adverse effect on our liquidity, financial condition and results of operations. For more information regarding the waiver, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

As we have done throughout 2016, we expect to continue to focus on our liquidity and financial flexibility. We, along with our legal and financial advisors, are evaluating various options with the lenders under our revolving credit facility, and holders of our senior notes, that would improve our liquidity and strengthen our balance sheet, but there is no certainty that we will be able to implement any such options. We can provide no assurances that any refinancing or changes in our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Additionally, certain options may result in a wide range of outcomes for our stakeholders, including, for example, potential taxable cancellation of debt income (“CODI”), which would be directly allocated to our unitholders and reportable by the unitholders for U.S. federal income tax purposes. In addition to asset divestitures like the divestitures that have occurred earlier this year, we may engage in other transactions to de-lever the Partnership, such as terminating or restructuring commodity derivatives, debt exchanges, debt repurchases, refinancing arrangements, or other significant recapitalization transactions including seeking relief under the Bankruptcy Code.

Capital Markets. Our ability to obtain funding in the equity or capital markets has been, and will continue to be, constrained. We have filed a universal shelf registration statement with the SEC to register the offer and sale of our equity or debt securities to assist us in meeting our future working capital needs, capital expenditures, debt service and distributions to our partners. However, since we no longer qualify as a well-known seasoned issuer, we will need to file a post-effective amendment to the registration statement to convert it to a non-automatic shelf registration statement that we are eligible to use. Such post-effective amendment is subject to review by the SEC and must be declared effective by the SEC, which could delay our ability to raise debt or equity capital under the registration statement and may adversely affect our ability to access financing and the capital markets in a timely fashion. In May 2016, we also implemented our at-the-market program (the “ATM Program”), which allows us to issue our common units at prices and terms to be determined by market conditions and other factors. At September 30, 2016, approximately $57.6 million remained available for issuance under the ATM Program. There is no assurance that we can issue common units under this program on terms that are acceptable to us, or at all.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 65% to 85% of our estimated production from total proved reserves over a three-to-six year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. During the nine months ended September 30, 2016, we terminated certain “in-the-money” crude oil and NGL derivatives settling in 2016 and certain crude oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these crude oil and NGL derivatives. We used the proceeds from the settlements to repurchase senior notes. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2016, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

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

Partnership Agreement. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions. Our partnership agreement also permits our general partner to establish cash reserves for the proper conduct of the Partnership’s business (including reserves for future capital expenditures and for anticipated future credit needs of the Partnership) subsequent to any applicable quarter and to comply with applicable law or the Partnership’s debt instruments. Such cash reserves have the effect of reducing available cash and consequently, the distributions to our unitholders.  Covenants in our revolving credit facility may also restrict our distributions. See Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Capital Expenditures. For the nine months ended September 30, 2016, our total capital expenditures were approximately $48.5 million, which were primarily related to drilling, recompletions and capital workovers located in East Texas and Wyoming.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement (“BSEE”) issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with the Beta properties may increase. We are working with BOEM and certain prior third party owners to replace a portion of the funds maintained in the trust account pursuant to the government obligation with one or more surety bonds, which we believe would free up additional cash currently held in the trust account. At September 30, 2016, there was approximately $149.3 million in the trust account.

Working Capital. We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our expected capital expenditures. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. See Note 1 and Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements,” “— Recent Developments — Debt Instruments,” “— Overview” and “Part II — Other Information — Item 1A. Risk Factors” of this quarterly report for additional information.

As of September 30, 2016, we had a working capital balance of $122.8 million primarily due to a net asset balance of $152.7 million of current derivative instruments partially offset by the timing of accruals, which included accrued capital expenditures of approximately $7.6 million, accrued lease operating expense of approximately $12.4 million and accrued interest payable of approximately $26.1 million.

Debt Agreements

Revolving Credit Facility. OLLC is a party to a $2.0 billion revolving credit facility that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of September 30, 2016, we had $714.0 million of outstanding borrowings and $2.4 million of outstanding letters of credit. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, natural gas and NGL reserves, which will take into account the prevailing oil, natural gas and NGL prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. As of September 30, 2016, we believe we were in compliance with all of the financial and other covenants under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Senior Notes. As of September 30, 2016, there was approximately $646.3 million aggregate principal amount of the 2021 Senior Notes outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto. During the nine months ended September 30, 2016, we repurchased an aggregate principal amount of approximately $53.7 million of the 2021 Senior Notes at a weighted average price of 49.09% of the face value of the 2021 Senior Notes. See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements,” and “– Recent Developments – Debt Instruments” of this quarterly report for additional information.

As of September 30, 2016, there was approximately $465.0 million aggregate principal amount of the 2022 Senior Notes outstanding. The 2022 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplements thereto. During the nine months ended September 30, 2016, we repurchased an aggregate principal amount of approximately $32.0 million of the 2022 Senior Notes at a weighted average price of 46.50% of the face value of the 2022 Senior Notes. See Note 7 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2016 and 2015 have been derived from both our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owner reflect the common control acquisition from Memorial Resource in February 2015. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated and Combined Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$199,147	$185,572
Net cash used in investing activities	9,063	196,473
Net cash (used in) provided by financing activities	(174,838)	10,462

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $13.6 million period-over-period. Production decreased 5.8 Bcfe (approximately 8%) and average realized sales price decreased $0.81 per Mcfe. During 2016, oil, natural gas and NGL revenues were $202.6 million, a decrease of $74.1 million compared to 2015. Lease operating expenses were $96.6 million, a decrease of $34.2 million compared to 2015. Taxes other than income decreased to $11.4 million in 2016 from $19.6 million during 2015. Cash paid for interest during 2016 was $80.4 million compared to $75.4 million during 2015. Cash settlements on terminated derivatives were $39.3 million during 2016 compared to $27.1 million during 2015 and we paid $27.1 million in premiums for commodity derivatives in 2015. Cash settlements received on expired commodity derivatives were $183.2 million during 2016 compared to $175.7 million during 2015.

Investing Activities. Net cash used in investing activities during 2016 was $9.1 million, of which $50.5 million was used for additions to oil and natural gas properties and $7.6 million was used for additions to other property and equipment. These amounts were partially offset by $54.7 million in proceeds from the sale of oil and natural gas properties primarily related to the Permian Divestiture and Rockies Divestiture. Net cash used in investing activities during 2015 was $196.5 million, of which $6.1 million was used to acquire oil and natural gas properties from third parties and $196.1 million was used for additions to oil and natural gas properties. We also received a post-closing settlement receipt of $9.6 million related to an acquisition of Wyoming properties during 2015. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $5.6 million during 2016 compared to $3.9 million during 2015.

Financing Activities. Distributions to partners during 2016 were $13.3 million compared to $138.3 million during 2015. The decrease is primarily due to a decrease in the declared distribution rate. During 2015, we paid $78.4 million to Memorial Resource in connection with a common control acquisition transaction. Capital contributions received from the previous owners were $1.9 million during 2015.

The Partnership had net repayments of $122.0 million under its revolving credit facility during 2016. The Partnership had net borrowings of $284.0 million under its revolving credit facility during 2015 that were primarily used to fund a common control acquisition transaction and to fund its drilling program. For additional information regarding the common control acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

During 2016, we repurchased an aggregate principal amount of approximately $85.7 million of the 2021 Senior Notes and 2022 Senior Notes for $41.3 million. During 2015, we repurchased an aggregate principal amount of approximately $3.0 million of the 2022 Senior Notes of which $2.9 million was classified as financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

During 2016, we sold 1,178,102 common units under the ATM Program and generated net proceeds of $2.1 million. During 2015, we repurchased $54.2 million in common units, which represented a repurchase and retirement of 3,641,721 common units under the December 2014 repurchase program. This repurchase program expired in December 2015. See Note 8 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our 2016 and 2015 repurchases.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;

•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Amortization of gain associated with terminated commodity derivatives;
•	Bad debt expense; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Gain on extinguishment of debt
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(32,866)	$(191,981)	$(218,513)	$(468,498)
Interest expense, net	27,209	31,255	91,904	88,405
Gain on extinguishment of debt	(673)	—	(42,337)	(422)
Income tax expense (benefit)	—	(107)	196	(1,601)
DD&A	43,219	53,305	132,061	150,857
Impairment of proved oil and gas properties	—	361,836	8,342	613,183
Accretion of AROs	2,383	1,716	7,802	5,036
(Gains) losses on commodity derivative instruments	(21,938)	(244,888)	50,897	(328,944)
Cash settlements received (paid) on expired commodity derivative instruments	36,876	64,480	184,735	178,955
Amortization of gain associated with terminated commodity derivatives	19,997	—	19,997	—
(Gain) loss on sale of properties	60	—	(3,575)	—
Acquisition and divestiture related expenses	416	16	1,429	1,612
Unit-based compensation expense	2,070	2,993	7,369	7,899
Exploration costs	12	2,141	149	2,263
(Gain) loss on settlement of AROs	160	—	229	1,328
Bad debt expense	—	—	1,601	—
Adjusted EBITDA	$76,925	$80,766	$242,286	$250,073

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$43,175	$73,854	$199,147	$185,572
Changes in working capital	(14,297)	(20,144)	(24,224)	(18,428)
Interest expense, net	27,209	31,255	91,904	88,405
Gain (loss) on interest rate swaps	1,432	(3,543)	(4,094)	(6,628)
Cash settlements paid on interest rate derivative instruments	471	1,092	1,514	3,252
Cash settlements received on terminated derivatives	—	—	(39,299)	—
Amortization of gain associated with terminated commodity derivatives	19,997	—	19,997	—
Amortization of deferred financing fees	(1,312)	(1,259)	(3,862)	(4,375)
Accretion of senior notes discount	(568)	(614)	(1,769)	(1,818)
Acquisition and divestiture related expenses	416	16	1,429	1,612
Income tax expense (benefit) - current portion	—	46	67	188
Exploration costs	12	63	149	185
Plugging and abandonment cost	390	—	1,327	2,108
Adjusted EBITDA	$76,925	$80,766	$242,286	$250,073

Contractual Obligations

During the nine months ended September 30, 2016, there were no significant changes in our consolidated contractual obligations from those reported in our 2015 Form 10-K filed with the SEC on February 24, 2016 except for indebtedness. Total indebtedness was approximately $1.8 billion at September 30, 2016 compared to $2.0 billion at December 31, 2015. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Off–Balance Sheet Arrangements

As of September 30, 2016, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to generally enter into costless collars and fixed price swaps only with lenders under our credit agreement. During the nine months ended September 30, 2016, we terminated certain “in-the-money” crude oil and NGL derivatives settling in 2016 and certain crude oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these crude oil and NGL derivatives and utilized the proceeds to buy back senior notes.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2016, see Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 5 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for interest rate swap arrangements that were outstanding at September 30, 2016.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of debt issuance costs and any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	September 30, 2016
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$627,737	$329,606
2022 Senior Notes, fixed-rate due August 1, 2022	451,631	232,483

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2016, after taking into effect netting arrangements, we had counterparty exposure of $188.7 million related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $267.0 million against amounts outstanding under our revolving credit facility at September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Change in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements”, Note 12, “Commitments and Contingencies — Litigation & Environmental,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

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

Our lenders periodically redetermine the amount we may borrow under our revolving credit facility, which may materially impact our operations.

Our revolving credit facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. Our borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.  Accordingly, declining commodity prices may have an impact on the amount we can borrow under our revolving credit facility, which could affect our cash flows and ability to execute on our business plans. Any reduction in our borrowing base would materially and adversely our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations.  In addition, as hedges roll off, our borrowing base is subject to further reduction. Our borrowing base was reduced to $740.0 million effective October 28, 2016 in connection with the semi-annual borrowing redetermination by the lenders under our revolving credit facility and will automatically be further reduced to $720.0 million on December 1, 2016.  Our revolving credit facility requires us to repay any deficiency, which we are permitted to do in equal monthly installments over a five-month period, or pledge additional oil and gas properties to eliminate such deficiency, which we are required to do within 30 days of electing to do so. If our outstanding borrowings exceed the borrowing base and we are unable to repay the deficiency or pledge additional oil and gas properties to eliminate such deficiency, our failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under our revolving credit facility and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, or foreclose against the assets securing the obligations owed under our revolving credit facility, and we could be forced into bankruptcy or liquidation. In addition, a payment default under our revolving credit facility would result in an event of default under our 2021 Senior Notes and 2022 Senior Notes. In such case, we may not have sufficient assets to repay our creditors, including the holders of our Senior Notes. As a result, there may not be any value remaining attributable to the holders of our common units.

We are currently considering, and may be required to make, significant changes to our capital structure to maintain sufficient liquidity and manage and strengthen our balance sheet.

Our primary liquidity requirements, in addition to normal operating expenses, are for servicing our debt, capital expenditures and distributions to our limited partners. We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under our revolving credit facility and equity and debt offerings. Our future cash flows are subject to a number of variables, including oil and natural gas prices, and due to the steep decline in commodity prices, our ability to obtain funding in the equity or capital markets has been, and will continue to be, constrained, and there can be no assurances that our liquidity requirements will continue to be satisfied given current commodity prices.  Effective October 28, 2016, in connection with the semi-annual borrowing redetermination by the lenders under our revolving credit facility, the borrowing base was reduced to $740.0 million and will automatically be further reduced to $720.0 million on December 1, 2016. With our borrowing base at such levels, we will have limited to no available borrowing capacity and will likely be unable to remain in compliance with certain financial covenants under our revolving credit facility as early as the fourth quarter of 2016. If our sources of liquidity are not sufficient to fund our current or future liquidity needs, including as a result of a decrease in the borrowing base under our revolving credit facility, we may be required to take other actions, including those actions discussed below.

The long-term downturn in commodity prices has had a detrimental impact on our financial position and is forecasted to continue. We continually monitor the capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening our balance sheet, meeting our debt service obligations and/or achieving cost efficiency. For example, we could pursue options such as refinancing, restructuring or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. We are evaluating various options with the lenders under our revolving credit facility, and holders of the 2021 Senior Notes and the holders of the 2022 Senior Notes, but there is no certainty that we will be able to implement any such options, and we can provide no assurances that any refinancing or changes in our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all.  Additionally, certain options may result in a wide range of outcomes for our stakeholders, including, for example, potential taxable CODI, which would be directly allocated to our unitholders and reportable by the unitholders for U.S. federal income tax purposes.

We can provide no assurances that any of these efforts will be successful or will result in additional liquidity. It is also possible additional adjustments to our plan and outlook may occur based on market conditions and our needs at that time, which could include: selling assets; reducing or delaying capital investments; seeking to raise additional capital; liquidating all or a portion of our hedge portfolio; seeking additional partners to develop our assets; reducing our planned capital program; continuing to take, and potentially increasing, our cost saving measures to reduce costs, including renegotiation contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs; or revising or delaying our other strategic plans.

Any Partnership de-levering transaction or change in the Partnership capital structure may involve significant taxable cancellation of debt income, such that the Partnership’s unitholders may be required to pay taxes on their share of such income even if they do not receive any cash distributions from the Partnership.

The Partnership’s unitholders, as the owners of the Partnership, are allocated the taxable income (or loss) of the Partnership for income tax purposes.  Each unitholder is required to report its share of the Partnership’s taxable income on its federal and applicable state and local income tax returns. Accordingly, depending on their individual tax position, each unitholder may be required to pay income taxes on its share of the Partnership’s taxable income, even if the unitholder receives no cash distributions from the Partnership, which could happen.

In response to current market conditions, the Partnership may engage in transactions to de-lever the Partnership and manage its liquidity that could result in the allocation of taxable income to the Partnership’s unitholders without a corresponding cash distribution and possibly without any cash distribution. For example, the Partnership may sell assets and use the proceeds to repay existing debt, in which case unitholders would be allocated any taxable income or gain resulting from the sale. Further, the Partnership may pursue other opportunities to reduce its existing debt, such as exchanges, repurchases, modifications or extinguishment of Partnership debt that could result in CODI being allocated to the Partnership’s unitholders as ordinary taxable income. It is possible that the income tax liability resulting from the allocation of such CODI, if any, to a unitholder could exceed the current value of the unitholder’s investment in the Partnership. The ultimate effect of an allocation of CODI to a unitholder will depend on the unitholder’s individual tax position, including, for example, the availability of any current or prior-year “suspended” passive losses to offset all or a portion of the allocable CODI.

We cannot provide any assurance that any of the various options that we, along with our legal and financial advisors, are evaluating to mitigate any potential allocation of taxable CODI to unitholders upon a de-levering transaction or other change in the Partnership capital structure will be achieved or will be optimal for unitholders. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of CODI.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the quarterly period ended September 30, 2016:

Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
(in thousands)
Restricted Unit Repurchases (1)
July 1, 2016 - July 31, 2016	2,316	$1.89	n/a	n/a
August 1, 2016 - August 31, 2016	175	$1.90	n/a	n/a
September 1, 2016 - September 30, 2016	—	$—	n/a	n/a

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. See Note 10 of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: November 2, 2016	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Vice President and Chief Financial Officer of
Memorial Production Partners GP LLC

EXHIBIT INDEX

Exhibit Number		Description
2.1##	—

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

4.3	—

Second Supplemental Indenture, dated as of July 20, 2016, by and among Memorial Production Partners GP LLC, MEMP Services LLC, Beta Operating Company, LLC, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q (File No. 001-355364).

4.4	—

Third Supplemental Indenture, dated as of July 20, 2016, by and among Memorial Production Partners GP LLC, MEMP Services LLC, Beta Operating Company, LLC, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q (File No. 001-355364).

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