Form 10-K
period 2016-12-31
Memorial Production Partners LP
filed 2017-03-10
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the common units held by non-affiliates was approximately $166.5 million on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on closing prices in the daily composite list for transactions on the NASDAQ Global Market on such date. As of March 3, 2017, the registrant had 83,804,848 common units outstanding.

Documents Incorporated By Reference: None

MEMORIAL PRODUCTION PARTNERS LP

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-K, unless we indicate otherwise:

•	“Memorial Production Partners,” “the Partnership,” “we,” “our,” “us” or like terms refer to Memorial Production Partners LP individually and collectively its subsidiaries, as the context requires;
•	“our general partner” and “MEMP GP” refers to Memorial Production Partners GP LLC, our general partner and wholly-owned subsidiary;
•	“Memorial Resource” refers to Memorial Resource Development Corp., the former owner of our general partner;
•	“MRD LLC” refers to Memorial Resource Development LLC, which is the predecessor of Memorial Resource;
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

•

“the previous owners” for accounting and financial reporting purposes refers collectively to: (a) certain oil and natural gas properties the Partnership acquired from MRD LLC in April and May 2012 (“Tanos/Classic Properties”) for periods after common control commenced through their respective acquisition dates, (b) Rise Energy Operating, LLC and its wholly-owned subsidiaries (except for Rise Energy Operating, Inc.) (“REO”) from February 3, 2009 (inception) through the date of acquisition, (c) certain oil and natural gas properties and related assets in East Texas and North Louisiana that the Partnership acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC (“WHT”) from February 2, 2011 (inception) through the date of acquisition, (d) the Cinco Group, and (e) certain oil and gas properties primarily located in the Joaquin Field in Shelby and Panola counties in East Texas and in Louisiana acquired from Memorial Resource in February 2015 (“Property Swap”) for periods after common control commenced through the date of acquisition;

•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco;
•	“OLLC” refers to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties;
•

“Finance Corp.” refers to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto;

•	“MRD Holdco” refers to MRD Holdco LLC, which together with a group controlled Memorial Resource; and
•	“NGP” refers to Natural Gas Partners.

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	bankruptcy proceedings and the effect of those proceedings on our ongoing and future operations;
•	business strategies, including our business strategies post-emergence from bankruptcy;
•	cash flows and liquidity;
•	financial strategy;
•	ability to replace the reserves we produce through drilling and property acquisitions;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expenses;
•	gathering, processing, and transportation;
•	general and administrative expenses;
•	future operating results;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding distributions and distribution rates;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references.  These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our expectations regarding the outcome of our bankruptcy proceedings, including our ability to confirm our plan of reorganization and emerge from bankruptcy;
•	our future cash flows and their adequacy to fund the costs of our bankruptcy proceedings and our ongoing operations;
•	our plan of reorganization filed in connection with our bankruptcy proceedings;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•	our indebtedness and our ability to satisfy our debt obligations and a potential inability to effect deleveraging transactions or otherwise reduce those risks;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	ability to resume payment of distributions in the future or maintain or grow them after such resumption;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
•

the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2016:

•	Our total estimated proved reserves were approximately 916.6 Bcfe, of which approximately 43% were oil and 73% were classified as proved developed reserves;
•

We produced from 2,497 gross (1,488 net) producing wells across our properties, with an average working interest of 60%, and the Partnership is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2016 was 205.5 MMcfe/d, implying a reserve-to-production ratio of approximately 12 years.

Bankruptcy Proceedings under Chapter 11

On January 16, 2017, the Partnership and certain of its subsidiaries (collectively with the Partnership, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 proceedings”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to pursue a Joint Chapter 11 Plan of Reorganization for the Debtors (as proposed, the “Plan”), which was filed contemporaneously with the Debtors’ voluntary petitions. The Debtors’ Chapter 11 proceedings are being jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262). The Bankruptcy Court has granted all of the first day motions filed by the Debtors, which were designed primarily to minimize the impact of the Chapter 11 proceedings on the Partnership’s operations, customers and employees. The Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Partnership expects to continue its operations without interruption during the pendency of the Chapter 11 proceedings. See Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

For the duration of and after the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings. These risks include the risks described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 proceedings.

2016 and 2017 Developments – Debt Instruments

Throughout 2016, the Partnership, along with its legal and financial advisors, explored various strategic alternatives with a focus on liquidity and financial flexibility. The Partnership specifically evaluated options with the lenders under our revolving credit facility, dated as of December 14, 2011 (as the context may require, as amended, supplemented or otherwise modified, the “Credit Agreement” or “revolving credit facility”), by and among the Partnership, OLLC, the administrative agent and the other agents and lenders party thereto, and holders of the Partnership’s senior notes that would improve liquidity and deleverage the Partnership.

In April 2016, in connection with the semi-annual borrowing base redetermination by the lenders under our revolving credit facility, the borrowing base under our revolving credit facility was reduced from $1,175.0 million to $925.0 million. Our revolving credit facility was also amended pursuant to the tenth amendment to the Credit Agreement dated as of April 14, 2016, which, among other things, added additional financial restrictions and covenants under the Credit Agreement.

In October 2016, in connection with the second semi-annual borrowing base redetermination, the borrowing base under our revolving credit facility was reduced to $740.0 million and a further reduction of the borrowing base to $720.0 million was scheduled for December 1, 2016 in accordance with the terms of the eleventh amendment to Credit Agreement dated as of October 28, 2016.

In November 2016, we elected to defer an approximately $24.6 million interest payment due on November 1, 2016 with respect to our 7.625% senior notes due May 2021 (“2021 Senior Notes”). The interest payment was subject to a 30-day grace period under the indenture. Failure to pay such interest payment on November 1, 2016 would have resulted in certain defaults and events of default under our revolving credit facility. The lenders under the revolving credit facility, on November 1, 2016, waived such defaults and events of default through November 30, 2016 (such period from November 1, 2016 to November 31, 2016, the “Waiver Period”), in each case, subject to the terms and conditions set forth in the limited waiver and twelfth amendment (the “Waiver and Twelfth Amendment”) to our revolving credit facility.

On November 30, 2016, the Partnership, OLLC, certain subsidiaries of the Partnership, the administrative agent, and the lenders consenting thereto entered into the first amendment to the limited waiver under our revolving credit facility, extending the Waiver Period to December 16, 2016.

On November 30, 2016, the Partnership entered into forbearance agreements with certain noteholders that held approximately 51.7% of the 2021 Senior Notes and 69% of the Partnership’s 6.875% senior notes due August 2022 (“2022 Senior Notes”). Under the forbearance agreements, the noteholders agreed to forbear from exercising any and all remedies available to them as a result of the Partnership’s election not to make an interest payment of $24.6 million due on the 2021 Senior Notes. The forbearance agreements initially extended through December 7, 2016, and were subsequently extended through December 16, 2016.

On December 16, 2016, the Partnership, OLLC, certain subsidiaries of the Partnership, the administrative agent, and the lenders consenting thereto entered into the second amendment to limited waiver under our revolving credit facility, extending the Waiver Period to January 13, 2017. In addition, the forbearance agreements were extended through January 13, 2017.

In December 2016, pursuant to the second amendment to the limited waiver, the Partnership monetized certain hedge positions and used the cash proceeds to repay outstanding borrowings under our revolving credit facility. In conjunction with the hedge monetization, our borrowing base was reduced from $720.0 million to $619.0 million on December 21, 2016 and then further reduced to $530.7 million on December 22, 2016.

On December 22, 2016, the Partnership entered into a Plan Support Agreement (the “Noteholder PSA”) with holders of over an aggregate of 50.2% of the aggregate outstanding principal amount of the 2021 Senior Notes and the 2022 Senior Notes (collectively, the “Notes”), as well as reached an agreement-in-principle with the administrative agent under our revolving credit facility on the terms of a financial restructuring. Under the terms of the Noteholder PSA, the financial restructuring would be effected through the Plan. Pursuant to the terms of the Plan, which would be subject to approval of the Bankruptcy Court, it is anticipated that, among other things, on the effective date of the Plan (the “Effective Date”):

•

A newly formed corporation, as successor to the Partnership (“Reorganized Memorial”) would issue (i) new common shares (the “New Common Shares”) and (ii) five year warrants (the “Warrants”) entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding New Common Shares, at a per share exercise price equal to the principal and accrued interest on the senior notes as of December 31, 2016, divided by the number of issued and outstanding New Common Shares (including New Common Shares issuable upon exercise of the Warrants), which New Common Shares and Warrants will be distributed as set forth below;

•

The Notes would be cancelled and discharged and the holders of those Notes would receive (directly or indirectly) New Common Shares representing, in the aggregate, 98% of the New Common Shares issued on the Effective Date (subject to dilution by the post-emergence management incentive plan and the New Common Shares issuable upon exercise of the Warrants);

•	The noteholders, at their election, would be entitled to receive an additional cash payment of up to approximately $24.6 million;
•

Each holder of existing equity interests in the Partnership would receive its pro rata share of (i) New Common Shares representing, in the aggregate, 2% of the New Common Shares issued on the Effective Date and (ii) the Warrants (in each case, subject to dilution by the post-emergence management incentive plan and, in the case of the New Common Shares, subject to dilution by the Warrants);

•	General unsecured claims, on or after the effective date, would be paid in the ordinary course; and
•	Reorganized Memorial would enter into an exit credit facility in the form of an amendment and restatement of the existing revolving credit facility (the “Exit Credit Facility”).

The restructuring transactions pursuant to the Plan are intended to be structured in a manner that minimizes, to the extent possible, the negative tax impact of cancellation-of-debt income to the Partnership’s existing unitholders. The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

In January 2017, we monetized certain hedge positions and used a portion of the cash proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes. In conjunction with the hedge monetization, our borrowing base was reduced to $457.2 million on January 13, 2017.

On January 13, 2017, the Partnership entered into the third amendment to limited waiver, which extended the outside date of the Waiver Period from January 13, 2017 to January 16, 2017. In addition, the Partnership entered into a Plan Support Agreement (the “RBL PSA”) with lenders holding 100% of the loans under our revolving credit facility. The RBL PSA was entered into on terms substantially similar to those of the Noteholder PSA. In addition, among other things, the RBL PSA provided that (i) the consenting lenders (as defined in the RBL PSA) may terminate the RBL PSA upon the termination of the Noteholder PSA or if there is an amendment to the Noteholder PSA that is, or would reasonably be expected to be, adverse to the administrative agent under our revolving credit facility or the consenting lenders and (ii) each of the Debtors agreed to not file a voluntary petition for relief under Chapter 11 until the Debtors terminated certain swap agreements identified in the RBL PSA and used the net proceeds thereof to repay outstanding amounts under the revolving credit facility.

An indicative summary of the expected terms and conditions of the Exit Credit Facility is set forth in an annex to the RBL PSA filed with our Current Report on Form 8-K filed with the SEC on January 17, 2017, which terms and conditions may include (but are not limited to) the following:

•	senior secured revolving credit facility with maximum aggregate commitments of $1 billion, subject to a borrowing base;
•

an expected initial borrowing base of approximately $474.0 to $492.5 million based on a April emergence date to be effective upon consummation of the restructuring transactions, subject to an amortization schedule thereafter until November 1, 2017;

•	the first scheduled borrowing base redetermination will occur on November 1, 2017 and thereafter, each April 1st and October 1st;
•	a maturity date of March 19, 2021;
•

an ongoing covenant requiring that we grant a security interest in substantially all of our personal and real property and that we mortgage, in each case as collateral for the obligations under the Exit Credit Facility, oil and gas properties representing not less than 95% of the total value of our oil and gas properties evaluated in the most recently completed reserve report;

•

the loans under the Exit Credit Facility shall bear interest at a rate per annum equal to the base rate or LIBOR/Eurodollar rate plus an applicable margin that ranges from 2.00% to 3.00% per annum (based on borrowing base usage) on alternate base rate loans and from 3.00% to 4.00% per annum (based on borrowing base usage) on LIBOR/Eurodollar loans;

•	the loan commitments under the Exit Credit Facility are subject to a commitment fee on the unused portion of the borrowing base at a rate per annum equal to 0.50%;
•

customary mandatory prepayments as well a requirement that, in the event that as of the close of any business day the aggregate amount of our unrestricted cash and cash equivalents exceeds $35.0 million in the aggregate, we must prepay the loans under the Exit Credit Facility (without a corresponding reduction in the available commitments under the Exit Credit Facility) and cash-collateralize any letter of credit exposure in an amount equal to such excess; provided that, we may elect to increase such the excess cash threshold from $35.0 million to $50.0 million at such time as the aggregate amount of net cash proceeds received from asset sales exceeds the borrowing base value attributable to such assets (if any) equals or exceeds $15.0 million; provided further, however, that in the event that we issue certain unsecured debt in an aggregate amount of $10.0 million or greater, we will no longer have the ability to increase such threshold above $35.0 million and, if such threshold is greater than $35.0 million at such time, such threshold will be immediately reduced to $35.0 million;

•

financial covenants, requiring that we maintain a ratio of (i) consolidated EBITDAX (to be defined in the Exit Credit Facility) for the four fiscal quarter period then ending to consolidated net interest expense for such period of not less than 2.50 to 1.00, which we refer to as the interest coverage ratio, (ii) consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; and (iii) consolidated total debt as of such time to consolidated EBITDAX for the four fiscal quarter period then ending on such day of not greater than 4.0 to 1.0;

•	a requirement that we hedge no less than 50% of our forecasted proved developed producing production through 2019 on or prior to December 31, 2017; and
•

the representations and warranties, affirmative covenants, negative covenants, events of default and other restrictive provisions will be substantially consistent with our current revolving credit facility, subject to certain exceptions and a provision permitting us, under specified and limited circumstances, to incur additional unsecured indebtedness in an original aggregate principal amount not to exceed $80.0 million.

See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our debt instruments.

Notice of Delisting

On January 17, 2017, the Partnership received a letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Partnership that (1) as a result of the Chapter 11 proceedings, and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ had determined that the Partnership’s common units would be delisted from NASDAQ and (2) accordingly, unless the Partnership requested an appeal of this determination, trading of the common units would have been suspended at the opening of business on January 26, 2017 and the Partnership’s securities would have been removed from listing and registration on NASDAQ. The Partnership has appealed this determination. See Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

Other 2016 Developments

Suspension of Quarterly Cash Distribution

In October 2016, the board of directors of our general partner suspended distributions on common units primarily due to the current and expected commodity price environment and market conditions and their impact on our future business as well as restrictions imposed by our debt instruments, including our revolving credit facility. The board of directors of our general partner believed the suspension in distributions was in the best interest of the Partnership.

Leadership Changes

In September 2016, John A. Weinzierl resigned as the Chief Executive Officer (“CEO”) of MEMP GP and William J. Scarff, who was serving as President of MEMP GP, was appointed to serve as CEO.

Mr. Weinzierl also resigned as Chairman of the board, and Jonathan M. Clarkson, who was serving as an independent director on the board of directors of MEMP GP, was appointed to serve as Non-executive Chairman of the board. Mr. Weinzierl continues to serve as a director on the board of directors of MEMP GP.

Divestitures

In July 2016, we closed a transaction to divest certain assets located in Colorado and Wyoming (the “Rockies Divestiture”) for a total purchase price of approximately $16.4 million, including final post-closing adjustments. In June 2016, we closed a transaction to divest assets located in the Permian Basin (the “Permian Divestiture”) for a total purchase price of approximately $36.7 million, including estimated post-closing adjustments. The proceeds from the divestitures were used to reduce borrowings under our revolving credit facility.

MEMP GP Acquisition

In June 2016, the Partnership acquired all of the equity interests in MEMP GP from Memorial Resource (the “MEMP GP Acquisition”) for cash consideration of approximately $0.8 million. See “—Our Principal Business Relationships” below for additional information regarding such acquisition.

Repurchase of Senior Notes

During the year ended December 31, 2016, the Partnership repurchased an aggregate principal amount of approximately $53.7 million of the 2021 Senior Notes at a weighted average price of 49.09% of the face value of the 2021 Senior Notes. During the year ended December 31, 2016, the Partnership repurchased an aggregate principal amount of approximately $32.0 million of the 2022 Senior Notes at a weighted average price of 46.50% of the face value of the 2022 Senior Notes.

Properties

We engaged Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2016. The following table summarizes information, based on a reserve report prepared by our internal reserve engineers and audited by Ryder Scott (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2016 and our average net production for the three months ended December 31, 2016:

	Estimated Net Proved Reserves					Average Net Production		Average	Producing Wells
		% Oil and	% Natural	% Proved	Standardized		% of	Reserve-to-Production
Region	Bcfe (1)	NGL	Gas	Developed	Measure (2)	MMcfe/d	Total	Ratio (3)	Gross	Net
					(in millions)			(Years)
East Texas/Louisiana	432	28%	72%	72%	$194	128.7	63%	9.2	1,605	905
Rockies	221	100%	0%	78%	72	28.3	14%	21.4	116	116
California	176	100%	0%	61%	84	24.3	12%	19.8	52	52
South Texas	88	33%	67%	87%	46	24.2	11%	10.0	724	415
Total	917	60%	40%	73%	$396	205.5	100%	12.2	2,497	1,488

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $42.75/Bbl for crude oil and NGLs and $2.48/MMBtu for natural gas. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus, make no provision for federal or state income taxes in the calculation of our standardized measure. Standardized measure does not give effect to commodity derivative contracts.

(3)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2016 by the annualized average net production for the three months ended December 31, 2016.

Our Principal Business Relationships

On April 27, 2016, the Partnership entered into an agreement pursuant to which we agreed to acquire, among other things, all of the equity interests in our general partner, MEMP GP, from Memorial Resource for cash consideration of approximately $0.8 million. MEMP GP held an approximate 0.1% general partner interest and 50% of the incentive distribution rights ("IDRs") in us. In conjunction with the MEMP GP Acquisition, on April 27, 2016, we also entered into an agreement with an NGP affiliate pursuant to which we agreed to acquire the other 50% of the IDRs.

In connection with the closing of the transactions on June 1, 2016, our partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Partnership held by MEMP GP into a non-economic general partner interest, (ii) cancel the IDRs, and (iii) provide that the limited partners of the Partnership will elect the members of MEMP GP’s board of directors beginning with our next annual meeting. In addition, we terminated the omnibus agreement under which Memorial Resource provided management, administrative and operations personnel to us and our general partner, and we entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities.

Our Areas of Operation

East Texas/Louisiana

Approximately 47% of our estimated proved reserves as of December 31, 2016 and approximately 63% of our average daily net production for the three months ended December 31, 2016 were located in the East Texas/Louisiana region. Our East Texas/Louisiana properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs, and East Henderson fields in East Texas. Those properties collectively contained 431.7 Bcfe of estimated net proved reserves as of December 31, 2016 based on our reserve report and generated average net production of 128.7 MMcfe/d for the three months ended December 31, 2016.

Rockies

Approximately 24% of our estimated proved reserves as of December 31, 2016 and approximately 14% of our average daily net production for the three months ended December 31, 2016 were located in the Rockies region. Our Rockies properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Rockies properties contained 36.8 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2016 based on our reserve report and generated average net production of 28.3 MMcfe/d for the three months ended December 31, 2016.

Offshore Southern California

Approximately 19% of our estimated proved reserves as of December 31, 2016 and approximately 12% of our average daily net production for the three months ended December 31, 2016 were located offshore Southern California. These properties, the Beta properties, consist of: 100% of the working interests and currently a 87.6% average net revenue interest in three Pacific Outer Continental Shelf blocks (P-0300, P-0301 and P-0306), referred to as the Beta unit, in the Beta Field located in federal waters approximately 11 miles offshore the Port of Long Beach, California. Our Beta properties contained 29.3 MMBbls of estimated net proved oil reserves as of December 31, 2016 based on our reserve report. Due to low oil and gas prices, the Beta leases were all granted royalty relief by the U.S. Department of Interior in July 2016. On our two primary producing leases, the royalty rate was reduced from 25% to 12.5%, and on our third lease, the royalty rate was reduced from 16.67% to 8.33%, for a weighted average of 12.4% overall. The royalty relief rates will apply to all hydrocarbon production up to 165,801 BOE per month. Monthly production above that level and up to 331,602 BOE per month will bear royalties at 1.5 times the original effective royalty rate. For monthly production above 331,602 BOE per month, the royalty rate will return to the original effective royalty rates. The royalty relief rates will also be suspended in months in which the weighted average NYMEX oil and Henry Hub gas price exceeds $55.16 per BOE which represents a 25% premium to the average realized price recognized by the Partnership during the qualification period. The royalty relief would end in the event that the Partnership generates no benefit from the royalty relief rates due to either higher production or realized pricing for 12 consecutive months.

The Beta properties also include two wellbore production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment systems; one production handling and processing platform, referred to as the Elly platform; the San Pedro Bay Pipeline Company, which owns and operates a 16-inch diameter oil pipeline that extends approximately 17.5 miles from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California, and an onshore tankage and metering facility.

Based on our reserve report, the Beta field contains more than 15% of our total estimated reserves. The following table summarizes production volumes from this field from the date of acquisition through December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Production Volumes:
Oil (MBbls)	1,445	860	637
Total (MMcfe)	8,672	5,159	3,822
Average net production (MMcfe/d)	23.7	14.1	10.5

The increase in the production volumes between the current and preceding fiscal year is primarily due to the acquisition of the remaining interests in our Beta properties from a third party.

South Texas

Approximately 10% of our estimated proved reserves as of December 31, 2016 and approximately 11% of our average daily net production for the three months ended December 31, 2016 were located in the South Texas region. Our South Texas properties include wells and properties in numerous fields located primarily in the Eagle Ford, Eagleville, NE Thompsonville, Laredo and East Seven Sisters fields. Our South Texas properties contained 88.3 Bcfe of estimated net proved reserves as of December 31, 2016 based on our reserve report. Those properties collectively generated average net production of 24.2 MMcfe/d for the three months ended December 31, 2016.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Our proved reserves were estimated at the well or unit level and audited for reporting purposes by Ryder Scott, our independent reserve engineers. The Partnership maintains internal evaluations of our reserves in a secure reserve engineering database. Ryder Scott interacts with the Partnership’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves audit process. Reserves are reviewed and approved internally by our senior management on a semi-annual basis and, subject to the Chapter 11 proceedings, evaluated by our lender group on at least a semi-annual basis in connection with borrowing base redeterminations under our revolving credit facility. Our reserve estimates are audited by Ryder Scott at least annually.

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

Qualifications of Responsible Technical Persons

Internal Engineers. Christa Yin is the technical person at the Partnership primarily responsible for overseeing the preparation of the reserves estimates and liasoning with and providing oversight of our third-party reserve engineers, which audited the internally prepared reserve report for our properties. Ms. Yin has been practicing petroleum engineering at the Partnership since March 2015 and has over 18 years of experience in the estimation and evaluation of reserves. From March 2014 to March 2015, she was employed by Tundra Oil and Gas, where she was responsible for analysis of acquisitions, generating development plans, and managing reserves.  From August 2011 to March 2014, she worked for HighMount Exploration & Production LLC as Manager of Acquisitions and Divestitures.  From February 2005 to August 2011, Ms. Yin was employed by Tecpetrol, where she was responsible for generating development plans and managing and evaluating the reserves for the Gulf Coast region.  From November 2003 to February 2005, Ms. Yin was employed by Marathon Oil Company where she was responsible for evaluating reserves and field development of various fields in Oklahoma.  From June 1997 to November 2003, she held various positions which included the evaluation and estimation of reserves at Coastal Oil & Gas, which subsequently merged with El Paso Production Company.  Ms. Yin is a graduate of Texas A&M University with a B.S. in petroleum engineering.

Ryder Scott Company, L.P. Ryder Scott is an independent oil and natural gas consulting firm. No director, officer, or key employee of Ryder Scott has any financial ownership in us or any of our affiliates. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. Ryder Scott has not performed other work for us or any of our affiliates that would affect its objectivity. The audit of estimates of our proved reserves presented in the Ryder Scott reserve report were overseen by Timothy Wayne Smith.

Mr. Smith has been practicing consulting petroleum engineering at Ryder Scott since 2008.  Before joining Ryder Scott, Mr. Smith served in a number of engineering positions with Wintershall Energy and Cities Service Oil Company. Mr. Smith is a Licensed Professional Engineer in the State of Texas with over 25 years of practical experience in the estimation and evaluation of petroleum reserves.  He graduated from West Virginia University with a B.S. in petroleum engineering and from University of Phoenix with an M.B.A.

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

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2016, based on our internally prepared reserve report audited by Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MMcfe) (1)
Estimated Proved Reserves
Developed	45,536	280,035	18,923	666,786
Undeveloped	20,205	90,981	6,261	249,779
Total	65,741	371,016	25,184	916,565

Proved developed reserves as a percentage of total proved reserves				73%

Standardized measure (in thousands) (2)				$395,841

Oil and Natural Gas Prices (3)
Oil – WTI per bbl				$42.75
Natural gas – Henry Hub per MMBtu				$2.48

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

Development of Proved Undeveloped Reserves

As of December 31, 2016, we had 249.8 Bcfe of proved undeveloped reserves comprised of 20.2 MMBbls of oil, 91.0 Bcfe of natural gas and 6.3 MMBbls of NGLs. None of our PUDs as of December 31, 2016 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2016 were due to:

•	Downward performance and price revisions of 180 Bcfe;
•	Reclassifications of 41 Bcfe into proved developed reserves for implementation of drilling projects;
•	Reserve additions of 2 Bcfe; and
•	Divestitures of 1 Bcfe.

Approximately 9% (41 Bcfe) of our PUDs recorded as of December 31, 2015 were developed during the twelve months ended December 31, 2016. Total costs incurred to develop these PUDs were approximately $50.2 million, of which $26.5 million was incurred in fiscal year 2015 and $23.7 million was incurred in fiscal year 2016. In total, we incurred total capital expenditures of approximately $24.5 million during fiscal year 2016 developing PUDs, which includes $0.8 million associated with PUDs to be completed in 2017. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in the upcoming years. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our expected Exit Credit Facility upon approval of our plan of reorganization in the Chapter 11 proceedings. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Reserves Sensitivity

Historically, commodity prices have been extremely volatile and we expect this volatility to continue for the foreseeable future. For example, for the five years ended December 31, 2016, the NYMEX-WTI oil future price ranged from a high of $110.53 per Bbl to a low of $26.21 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu. For the year ended December 31, 2016, the West Texas Intermediate posted price ranged from a high of $54.06 per Bbl on December 28, 2016 to a low of $26.21 per Bbl on February 11, 2016 and the Henry Hub spot market price ranged from a high of $3.93 per MMBtu on December 28, 2016 to a low of $1.64 per MMBtu on March 3, 2016. NGL prices have also suffered significant recent declines. The continuation of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

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

	Base Case (1)	Case A (2)	Case B (3)
Crude oil price ($/Bbl)	$42.75	$38.48	$55.62
Natural gas price ($/MMBtu)	$2.48	$2.23	$2.86
NGL price ($/Bbl)	$42.75	$38.48	$55.62

Proved developed reserves (MMcfe)	666,786	595,142	827,307
Proved undeveloped reserves (MMcfe)	249,779	145,376	322,627
Total proved reserves (MMcfe)	916,565	740,518	1,149,934

Standardized measure (in thousands)	$395,841	$222,810	$935,252

(1)	SEC pricing as of December 31, 2016 before adjustment for market differentials.
(2)	Prices represent a 10% reduction to the SEC pricing as of December 31, 2016 based on different pricing assumptions before adjustments for market differentials.
(3)

Prices represent weighted-average NYMEX forward strip prices as of January 31, 2017 before adjustments for market differentials. NYMEX forward strip prices were input into our cash flow analysis as individual monthly figures through 2019, as annual average for 2020, and held constant thereafter.

Production, Revenue and Price History

For a description of our and the previous owners’ combined historical production, revenues and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average production costs by geographic region for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31, 2016
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/Louisiana	443	$39.48	1,841	$13.64	37,236	$2.45	50,938	$2.62	$0.53
Rockies	1,399	37.94	202	22.02	1,612	1.73	11,217	5.38	4.45
South Texas	416	39.24	240	14.95	5,804	2.29	9,742	3.41	1.31
California	1,445	34.97	—	—	—	—	8,672	5.83	3.62
Permian	180	33.39	—	—	124	2.54	1,204	5.25	4.10
Total	3,883	$36.94	2,283	$14.52	44,776	$2.40	81,773	$3.47	$1.54

Average net production (MMcfe/d)							223.4

	Year Ended December 31, 2015
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/Louisiana	538	$43.93	2,192	$13.79	40,313	$2.68	56,694	$2.86	$0.78
Rockies	1,657	43.44	366	24.01	3,486	2.48	15,622	5.72	3.54
South Texas	460	45.00	262	15.59	6,596	2.54	10,929	3.80	1.59
California	860	41.21	—	—	—	—	5,159	6.87	4.45
Permian	572	45.37	—	—	480	2.51	3,911	6.94	7.29
Total	4,087	$43.48	2,820	$15.28	50,875	$2.65	92,315	$3.85	$1.82

Average net production (MMcfe/d)							252.9

	Year Ended December 31, 2014
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/Louisiana	540	$89.19	2,096	$30.30	37,422	$4.42	53,238	$5.21	$0.83
Rockies	875	79.92	225	55.62	3,508	4.35	10,109	9.67	3.16
South Texas	419	87.67	177	29.86	7,262	4.13	10,841	6.65	2.78
California	637	85.98	—	—	—	—	3,820	14.33	5.76
Permian	664	85.53	—	—	529	5.89	4,512	13.27	6.44
Total	3,135	$84.97	2,498	$32.55	48,721	$4.39	82,520	$6.81	$1.74

Average net production (MMcfe/d)							226.0

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2016.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	191	185	1,451	1,210
Non-operated	228	19	627	74
Total	419	204	2,078	1,284

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2016, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2016 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
East Texas/Louisiana	223,201	130,617
Rockies	6,693	6,693
South Texas	109,185	94,660
California	17,280	17,280
Total	356,359	249,250

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth information as of December 31, 2016 relating to our undeveloped leasehold acreage (including the remaining terms of leases and concessions).

	Undeveloped		Net Acreage Subject to
Region	Acreage		Lease Expiration by Year
	Gross (1)	Net (2)	2017	2018
East Texas/Louisiana	31,309	17,363	1,483	544
Rockies	120	120	—	120
South Texas	6,346	6,346	—	4,415
Total	37,775	23,829	1,483	5,079

(1)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(2)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to wells drilled and completed by us or the previous owners during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2016, 8 gross (0.5 net) wells were in various stages of completion.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	23.0	8.0	43.0	20.0	106.0	60.8
Dry	—	—	—	—	7.0	1.9
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	1.0	1.0	—	—
Total wells:
Productive	23.0	8.0	43.0	20.0	106.0	60.8
Dry	—	—	1.0	1.0	7.0	1.9
Total	23.0	8.0	44.0	21.0	113.0	62.7

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing sales contracts.

We have entered into a long-term gas gathering agreement associated with a certain portion of our East Texas production with a third party midstream service provider that has volumetric requirements. Information regarding our delivery commitments under this contract is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and Note 14 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Operations

General

As of December 31, 2016, the Partnership is the operator of record of properties containing 94% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	For the Year Ending December 31,
	2016	2015	2014
Major customers:
Phillips 66	19%	12%	12%
Sinclair Oil & Gas Company	16%	18%	11%
Royal Dutch Shell plc and subsidiaries	14%	14%	n/a

The production sales agreements covering our properties contain customary terms and conditions for the oil and natural gas industry and provide for sales based on prevailing market prices. A majority of those agreements have terms that renew on a month-to-month basis until either party gives advance written notice of termination.

If we were to lose any one of our customers, the loss could temporarily delay production and sale of a portion of our oil and natural gas in the related producing region. If we were to lose any single customer, we believe we could identify a substitute customer to purchase the impacted production volumes. However, if one or more of our larger customers ceased purchasing oil or natural gas altogether and we were unable to replace them, the loss of any such customer could have a detrimental effect on our production volumes in general.

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, often cursory investigation of record title is made at the time of lease acquisition. More thorough title investigations are customarily made before the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use or affect the value of the properties. Burdens on properties may include customary royalty interests, liens incident to operating agreements and for current taxes, obligations or duties under applicable laws, development obligations under natural gas leases, or net profits interests.

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our revolving credit facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. Our outstanding commodity derivative contracts currently consist of floating-for-fixed swaps. Upon filing voluntary petitions under Chapter 11 in the Bankruptcy Court, under our hedging order we limited our commodity derivative contracts with certain parties to hedge up to at least 50% of our estimated production from proved developed producing reserves over a two-to-three year period at any given point of time to satisfy the hedging covenants in our Exit Credit Facility.

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

Hydraulic Fracturing

We use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete, except in our offshore wells. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Nearly all of our onshore proved non-producing and proved undeveloped reserves associated with future drilling, recompletion, and refracture stimulation projects, or approximately 22% of our total estimated proved reserves as of December 31, 2016, require hydraulic fracturing.

We have and continue to follow applicable industry standard practices and legal and regulatory requirements for groundwater protection in our operations which are subject to supervision by state and federal regulators (including the Bureau of Land Management on federal acreage). These protective measures include setting surface casing at a depth sufficient to protect fresh water zones as determined by regulatory agencies, and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. This aspect of well design essentially eliminates a pathway for the fracturing fluid to contact any aquifers during the hydraulic fracturing operations. For recompletions of existing wells, the production casing is pressure tested prior to perforating the new completion interval.

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

Insurance

In accordance with customary industry practice, we maintain insurance against many potential operational risks and losses that could be covered by the following policies:

• Commercial General Liability;	• Oil Pollution Act Liability;
• Primary Umbrella / Excess Liability;	• Pollution Legal Liability;
• Property;	• Charterer’s Legal Liability;
• Workers’ Compensation;	• Non-Owned Aircraft Liability;
• Employer’s Liability;	• Automobile Liability;
• Maritime Employer’s Liability;	• Directors & Officers Liability;
• U.S. Longshore and Harbor Workers’;	• Employment Practices Liability;
• Energy Package/Control of Well;	• Crime; and
• Loss of Production Income (offshore only);	• Fiduciary

Onshore and Offshore Insurance Program. We maintain insurance coverage against potential losses that we believe is customary in the industry. As of December 31, 2016, we maintain commercial general liability insurance, automobile liability insurance and umbrella/excess liability insurance. Our commercial general liability insurance has limits of $1.0 million per occurrence/$2.0 million in the aggregate and a $250,000 self-insured retention. Our general liability insurance covers us for, among other things, legal and contractual liabilities arising out of third party property damage and bodily injury and for sudden and accidental pollution liability. Our automobile liability insurance has limits of $1.0 million per occurrence. Our umbrella/excess liability limits for each occurrence is a minimum of $25.0 million. There is no deductible on our umbrella/excess liability insurance. Our umbrella/excess liability insurance is in addition to our general and automobile liability policy and may be triggered if the general or automobile liability insurance policy limits are exceeded and exhausted. In addition, we maintain an energy package policy that includes control of well coverage (“COW”) with per occurrence limits for COW ranging from $10.0 million to $100.0 million and retentions ranging from $100,000 to $500,000, with an additional annual aggregate retention of $1.0 million.  Specific to offshore operations, the energy package policy also includes loss of production income coverage insuring us against a loss up to $52.65 million due to a temporary interruption in the oil supply from our offshore facilities as a result of an insured physical loss to our offshore facilities. Our control of well policy insures us for blowout risks associated with drilling, completing and operating our wells. We maintain two separate Pollution Legal Liability (“PLL”) policies, one for all U.S. onshore operations, excluding California and one for California only. Our PLL non-California insurance policy has limits of $10.0 million per pollution event with a $1.0 million retention.  Our PLL California-only insurance policy has limits of $10.0 million with a $250,000 retention.

As of December 31, 2016, we have insurance policies in effect that are intended to provide coverage for pollution losses including those related to our hydraulic fracturing operations. These policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities. Our insurance coverage may not be adequate to cover claims that may arise, and we may be unable to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

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

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, National Environmental Policy Act analysis and environmental studies. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the EPA, U.S. Department of Transportation, and the South Coast Air Quality Management District. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In July 2016, BOEM issued updated guidance for determining if and when additional security is required for Outer Continental Shelf, or OCS, leases, pipeline rights-of-way, and rights-of-use and easement. The new criteria may require lessees or operators to take additional steps to demonstrate that they have the financial ability to carry out their obligations. In January 2017, BOEM announced that the implementation timeline would be extended for six months.

BSEE is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and newly formed training and environmental compliance programs. BSEE has regulations requiring offshore production facilities and pipelines located on the OCS, to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons. BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities.

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

On January 29, 2016, BOEM and BSEE entered into a settlement agreement with environmental groups promising to study the potential environmental impacts of well-stimulation practices on the Pacific OCS, including hydraulic fracturing and acid well stimulation. The study was completed in May 2016, finding no significant impact from these activities.  While BSEE has resumed its review of permit applications involving hydraulic fracturing operations or acid well stimulation on the Pacific OCS, the State of California and environmental groups filed lawsuits in December 2016 challenging the environmental study, which, if successful, could delay or restrict the issuance of permits involving hydraulic fracturing and/or acid well stimulation. Although we do not use either hydraulic fracturing or acid stimulation routinely, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental or other reasons (or other actions taken by BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

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

The Oil Pollution Act of 1990, or OPA, is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The OPA establishes a liability limit for onshore facilities, but these liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Game's Office of Oil Spill Prevention and Response have adopted oil-spill prevention regulations that overlap with federal regulations.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, or RCRA, as amended, and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA's less stringent solid waste provisions, state laws or other federal laws. It is possible that these wastes, which could include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

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

Water Discharges and Other Waste Discharges & Spills

The Federal Water Pollution Control Act (also known as the Clean Water Act), the Safe Drinking Water Act, or the SDWA, the OPA and analogous state laws, impose restrictions and strict controls with respect to the unauthorized discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The underground injection of fluids is subject to permitting and other requirements under state laws and regulation. Obtaining permits has the potential to delay the development of natural gas and oil projects. These same regulatory programs also limit the total volume of water that can be discharged, hence limiting the rate of development, and require us to incur compliance costs.

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

Hydraulic Fracturing

We use hydraulic fracturing extensively in our onshore operations, but not our offshore operations. Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the SDWA involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. In addition, the EPA plans to develop a Notice of Proposed Rulemaking, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

Further, on August 16, 2012, the EPA published final rules that subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the new source performance standards (“NSPS”) and the National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs. The rules include NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules could require a number of modifications to our operations including the installation of new equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources.   These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On June 21, 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed the decision to the Tenth Circuit Court of Appeals. Also, on November 15, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. State and industry groups have challenged this rule in federal court, asserting that the BLM lacks authority to prescribe air quality regulations.

Several states have also adopted, or are considering adopting, regulations requiring the disclosure of the chemicals used in hydraulic fracturing and/or otherwise impose additional requirements for hydraulic fracturing activities. For example, in October 2011, the Louisiana Department of Natural Resources adopted rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Railroad Commission of Texas (“Commission”) and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Also, in May 2013, the Commission issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The “well integrity rule” took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal wells. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. In addition, as discussed above, BOEM and BSEE recently completed a study regarding the potential environmental impacts of well-stimulation practices on the Pacific OCS. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally. Several states and municipalities have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances. In the event state or local legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

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

The South Coast Air Quality Management District, or SCAQMD, is a regulatory subdivision of the State of California and responsible for air pollution control within Orange County and designated portions of Los Angeles, Riverside, and San Bernardino Counties. Our Beta properties and associated facilities are subject to regulation by the SCAQMD.

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

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, in May 2010, the EPA adopted regulations under existing provisions of the federal Clean Air Act, or CAA, that, among other things, established Prevention of Significant Deterioration (“PSD”) and Title V permit requirements for certain large stationary sources that are potential major sources of GHG emissions. The so-called Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.

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

In addition, the EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The agreement went into effect on November 4, 2016. The Agreement, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40 to 45 percent by 2025.

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

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.

Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our development and production operations.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency prepares an environmental assessment to evaluate the potential direct, indirect and cumulative impacts of a proposed project. If impacts are considered significant, the agency will prepare a more detailed environmental impact study that is made available for public review and comment. All of our current development and production activities, as well as proposed development plans, on federal lands, including those in the Pacific Ocean, require governmental permits that are subject to the requirements of NEPA. This environmental impact assessment process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

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

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on our assets. Additionally, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the oil and natural gas industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress, and the development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

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

The Beta properties include the San Pedro Bay Pipeline Company, which owns and operates an offshore crude pipeline. This pipeline is subject to regulation by the FERC under the Interstate Commerce Act, or ICA, and the Energy Policy Act of 1992. Tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, must be just and reasonable and non-discriminatory. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly. The FERC has established a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2016, the current index for the five-year period ending July 2021 is the producer price index for finished goods plus an adjustment factor of 1.23 percent. The San Pedro Bay Pipeline Company uses the indexing methodology to change its rates.

The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. BOEM/BSEE has established formal and informal complaint procedures for shippers that believe that have been denied open and nondiscriminatory access to transportation on the OCS.

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, or PHMSA, regulates all pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. The San Pedro Bay pipeline is subject to regulation by the PHMSA. Recently, the PHMSA has proposed additional regulations for gas pipeline safety. For example, in March 2016, the PHMSA proposed a rule that would expand integrity management requirements beyond High Consequence Areas to gas pipelines in newly defined Moderate Consequence Areas. The public comment period closed on July 7, 2016. Also, on January 10, 2017, the PHMSA approved final rules expanding its safety regulations for hazardous liquid pipelines by, among other things, expanding the required use of leak detection systems, requiring more frequent testing for corrosion and other flaws, and requiring companies to inspect pipelines in areas affected by extreme weather or natural disasters. The final rule will become effective six months after publication in the Federal Register. However, because the new administration has prohibited publication until it has had time to review the pending regulations, it is not clear when, or if, the final rules will become effective.

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

State Regulation

Various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, the baseline Texas severance tax on oil and gas is 4.6% of the market value of oil produced and 7.5% of the market value of gas produced and saved. A number of exemptions from or reductions of the severance tax on oil and gas production is provided by the State of Texas which effectively lowers the cost of production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amount of natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

Employees

The directors and officers of our general partner manage our operations and activities. As of December 31, 2016, the Partnership had 289 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Offices

Our principal executive office is located at 500 Dallas Street, Suite 1600, Houston, Texas 77002. Our main telephone number is (713) 490-8900.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge on our website at www.memorialpp.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). These documents are also available on the SEC website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our website also includes our Code of Business Conduct and Ethics and the charter of our audit committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Our business and operations are subject to many risks. The risks described below, in addition to the risks described in “Item 1. Business” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this annual report, may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. You should carefully consider the following risk factors together with all of the other information included in this annual report, including the financial statements and related notes, when deciding to invest in us. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows and the trading price of our securities could decline and you could lose all or part of your investment.

Risks Related to Bankruptcy

The Partnership cautions that trading in the Partnership’s securities during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks. Trading prices for the Partnership’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Partnership’s securities in the Chapter 11 proceedings.

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

On January 16, 2017, the Debtors filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to risks and uncertainties associated with our bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post emergence;
•	our ability to maintain our relationships with or attract new suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us or make other third-party motions in the Chapter 11 proceedings;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to Chapter 7 proceedings; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events, take advantage of certain opportunities or pursue our business strategies. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations.

Our businesses could suffer from a long and protracted restructuring.

Our future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan or other alternative restructuring transaction, including a sale of all or substantially all of the Partnership’s assets. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Failure to obtain confirmation of a Chapter 11 plan or approval and consummation of an alternative restructuring transaction in a timely manner may harm our ability to obtain financing to fund our operations, and there is a significant risk that the value of the Partnership would be substantially eroded to the detriment of all stakeholders. If a Chapter 11 plan that complies with the applicable provisions of the Bankruptcy Code cannot be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

For as long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.

There can be no assurance that we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings.

Even after a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

We have substantial liquidity needs and may be required to seek additional financing. If we are unable to obtain financing on satisfactory terms or maintain adequate liquidity, our ability to replace our proved reserves or to maintain current production levels and generate revenue will be limited.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, the Partnership has incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expects that it will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings if and until we are able to emerge from the Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. In the event that cash on hand and cash flow from operations are not sufficient to meet our liquidity needs, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited if it is available at all. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments occur, which may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Any Partnership de-levering transaction or change in the Partnership capital structure, including in connection with a plan of reorganization in the Chapter 11 proceedings, may involve significant taxable cancellation-of-debt or other income, such that the Partnership’s unitholders may be required to pay taxes on their share of such income even if they do not receive any cash distributions from the Partnership.

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

The restructuring transactions pursuant to the Chapter 11 plan are intended to be structured in a manner that minimizes, to the extent possible, the negative tax impact of cancellation-of-debt income to the Partnership’s existing unitholders. Nevertheless, such transaction and any or other transactions the Partnership may engage in to de-lever the Partnership and manage its liquidity could result in the allocation of substantial taxable income to the Partnership’s unitholders without a corresponding cash distribution and possibly without any cash distribution. For example, the Partnership may sell assets and use the proceeds to repay existing debt, in which case unitholders would be allocated any taxable income or gain resulting from the sale. Additionally, several provisions of the Internal Revenue Code can defer or disallow any losses that may otherwise be recognized as result of a transfer of assets under certain circumstances (such as, potentially, a transfer of assets to a corporation for stock, in connection with the initial capitalization of the corporation or a transaction between related parties). Further, the Partnership may pursue other opportunities to reduce its existing debt, such as exchanges, repurchases, modifications or extinguishment of Partnership debt that could result in cancellation-of-debt income being allocated to the Partnership’s unitholders as ordinary taxable income. It is possible that the income tax liability resulting from the allocation of such cancellation-of-debt or other income, if any, to a unitholder could exceed the current value of the unitholder’s investment in the Partnership. The ultimate effect of an allocation of cancellation-of-debt income to a unitholder will depend on the unitholder’s individual tax position, including, for example, the availability of any current or prior-year “suspended” passive losses to offset all or a portion of the allocable cancellation-of-debt income.

We cannot provide any assurance that any of the various options that we, along with our legal and financial advisors, are evaluating to mitigate any potential allocation of taxable cancellation-of-debt income to unitholders upon a de-levering transaction or other change in the Partnership capital structure will be achieved or will be optimal for unitholders. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of cancellation-of-debt income.

Additionally, the Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

Risks Related to Our Business

The terms of our indebtedness include restrictions and financial covenants that may restrict our business and financing activities.

The operating and financial restrictions and covenants in any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions to our unitholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our such financing agreements that are not cured or waived within the appropriate time periods provided therein, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions to our unitholders will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

The terms and conditions governing our indebtedness:

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

•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness;
•	make it more difficult for us to satisfy our obligations under our debt and increase the risk that we may default on our debt obligations; and
•	limit management’s discretion in operating our business.

We expect our Exit Credit Facility to be at least as restrictive as our revolving credit facility. See “Item 1. Business — 2016 and 2017 Developments — Debt Instruments” for additional information regarding the Exit Credit Facility.

Our lenders periodically redetermine the amount we may borrow under our revolving credit facility, which may materially impact our operations.

Our revolving credit facility allowed, and we expect our Exit Credit Facility will allow, us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.  Accordingly, declining commodity prices may have an impact on the amount we can borrow, which could affect our cash flows and ability to execute on our business plans. Any reduction in the borrowing base would materially and adversely affect our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations.  In addition, as hedges roll off, the borrowing base is subject to further reduction. Our revolving credit facility required, and we expect our Exit Credit Facility will require, us to repay any deficiency over a certain period or pledge additional oil and gas properties to eliminate such deficiency, which we are required to do within 30 days of electing to do so. If our outstanding borrowings exceed the borrowing base and we are unable to repay the deficiency or pledge additional oil and gas properties to eliminate such deficiency, our failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under the credit facility and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, or foreclose against the assets securing the obligations owed under the credit facility.

We may not be able to generate enough cash flow to meet our debt obligations and may be forced to take other actions to satisfy our debt obligations that may not be successful.

We have historically funded our operations, including our operating and capital expenditures, our debt service obligations and our acquisitions primarily through cash generated from operations, amounts available under our revolving credit facility and equity and debt offerings. Our future cash flows are subject to a number of variables, including oil and natural gas prices, and due to the steep decline in commodity prices, our ability to obtain funding in the equity or capital markets has been, and will continue to be, constrained, and there can be no assurances that our liquidity requirements will continue to be satisfied given current commodity prices.  If our sources of liquidity are not sufficient to fund our current or future liquidity needs, including as a result of a decrease in the borrowing base under our revolving credit facility, we may be required to take other actions, including those actions discussed below.

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

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative strategic actions or financing plans, such as:

•	refinancing or restructuring our debt;
•	selling assets;
•	reducing or delaying capital investments;
•	seeking to raise additional capital;
•	liquidating all or a portion of our hedge portfolio;
•	seeking additional partners to develop our assets;
•	reducing our planned capital program;
•

continuing to take, and potentially increasing, our cost saving measures to reduce costs, including renegotiation contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs; or

•	revising or delaying our other strategic plans.

We continually monitor the capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening our balance sheet, meeting our debt service obligations and/or achieving cost efficiency.  Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could cause us to incur high transaction costs, may be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including our revolving credit facility, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt instruments restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due.

We can provide no assurances that any alternative strategic action or financing plan undertaken will be successful in allowing us to meet our debt obligations or will result in additional liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our ability to make payments on our indebtedness and our business, financial condition, results of operations and cash flows.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

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

The board of directors of our general partner has suspended quarterly cash distributions on common units and, in connection with the transactions contemplated by the plan of reorganization in the Chapter 11 proceedings, we will convert into an entity that will not seek to pay a quarterly cash distribution or any other amount to equity holders.

Under the terms of our partnership agreement, we distribute all of our available cash to our unitholders after reserves established by our general partner. The amount of cash available for distribution is reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including acquisitions of additional oil and natural gas properties, and future debt service requirements. In October 2016, the board of directors of our general partner suspended distributions on common units primarily due to the current and expected commodity price environment and market conditions and their impact on our future business as well as restrictions imposed by our debt instruments, including our revolving credit facility.

In connection with the transactions contemplated by the plan of reorganization in the Chapter 11 proceedings, the Partnership will convert into a corporation or other entity with a primary business objective other than generating stable cash flows that will allow for quarterly cash distributions to equity holders.

If we were to resume quarterly cash distributions, the cash available to service our indebtedness or otherwise operate our business may be limited and we may incur additional debt to enable us to pay such quarterly distributions.

If we were to resume quarterly cash distributions, we may not accumulate significant amounts of cash. These distributions could significantly reduce the cash available to us in subsequent periods to make payments on our indebtedness or otherwise operate our business.

In addition, we may be unable to pay the quarterly cash distribution, if resumed, without borrowing under our revolving credit facility or otherwise. If we use borrowings to pay distributions to our equity holders for an extended period of time rather than to fund capital expenditures and other activities relating to our operations, we may be unable to maintain or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness incurred to pay these distributions, will reduce our cash available for distribution on our equity and will have a material adverse effect on our business, financial condition and results of operations.

If we do not make acquisitions on economically acceptable terms, our future growth and ability to resume the payment of distributions will be limited.

Our ability to grow and to resume the payment of distributions to our unitholders depends in part on our ability to make acquisitions that result in an increase in available cash per unit. We may be unable to make such acquisitions because we are:

•	unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with their owners;
•	unable to obtain financing for such acquisitions on economically acceptable terms; or
•	outbid by competitors.

If we are unable to acquire properties containing estimated proved reserves, our total level of estimated proved reserves will decline as a result of our production, and we will be unable to resume the payment of distributions to our unitholders.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2016, the NYMEX-WTI oil future price ranged from a high of $110.53 per Bbl to a low of $26.21 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $6.15 per MMBtu to a low of $1.64 per MMBtu. Recently, oil and natural gas prices have started to increase slightly. Through December 31, 2016, the West Texas Intermediate posted price from a low of $26.21 per Bbl on February 11, 2016 to a high of $54.06 per Bbl on December 28, 2016. In addition, the Henry Hub spot market price had increased from a low of $1.64 per MMBtu on March 3, 2016 to a high of $3.93 per MMBtu on December 28, 2016. Likewise, NGLs have suffered significant recent declines in realized prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

If commodity prices decline further and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause further write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.

As discussed above, oil, natural gas and NGL prices have declined significantly over the past few years. A further or extended decline in commodity prices could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would reduce our borrowing base and our ability to fund our operations.

We recognized $183.4 million of impairments during 2016 and $616.8 million of impairments during 2015 related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. A further or extended decline in commodity prices may cause us to recognize additional impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We have incurred impairment charges recently, and we may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our revolving credit facility.

Based on our most recent impairment assessment, the undiscounted cash flows for certain of our properties did not exceed the carrying value by a significant margin or cushion. This is an indicator that further impairments may need to be recognized during 2017.

The failure to replace our proved oil and natural gas reserves could adversely affect our business, financial condition, results of operations, production and cash flows.

Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production and therefore our cash flow are highly dependent on our success in efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we drill additional wells or make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production at economically acceptable terms, which would materially and adversely affect our business, financial condition and results of operations. Further, our limited liquidity has caused us to significantly limit the development of reserves, and future development will require continued liquidity.

Our acquisition and development operations will require additional capital that may not be available.

Our business is capital intensive and requires substantial expenditures to maintain currently producing wells, to make the acquisitions and/or conduct the development activities necessary to replace our reserves, to pay expenses and to satisfy our other obligations. Low oil and natural gas prices, declines in the trading prices of our debt and equity securities and concern about the global financial markets may limit our ability to obtain funding in the capital and credit markets on terms we find acceptable, and could limit our ability to obtain additional or continued funding under our revolving credit facility or obtain any funding at all.

If we reduce our capital spending in an effort to conserve cash, this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flow from operations and income. Further, if the borrowing base under our revolving credit facility decreases, or our revenues decrease, as a result of lower oil or natural gas prices or for any other reason, we may not be able to obtain the capital necessary to sustain our operations.

Our hedging strategy may not effectively mitigate the impact of commodity price volatility from our cash flows, and our hedging activities could result in cash losses and may limit potential gains.

We intend to maintain a portfolio of commodity derivative contracts covering approximately 50% of our estimated production from proved developed producing reserves over a two-to-three year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps and collar contracts and natural gas basis financial swaps. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices, and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil and natural gas prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

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

The prices that we receive for our oil and natural gas production often reflect a regional discount, based on the location of production, to the relevant benchmark prices, such as NYMEX or ICE, that are used for calculating hedge positions. The prices we receive for our production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, our California oil typically has a lower gravity, and a portion has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil requires more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. These discounts, if significant, could reduce our cash flows and adversely affect our results of operations and financial condition.

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

Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations, financial condition and our ability to resume making cash distributions to our unitholders.

The standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil and natural gas reserves.

The present value of future net cash flows from our proved reserves shown in this report, or standardized measure, may not be the current market value of our estimated natural gas and oil reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board (“FASB”), we base the estimated discounted future net cash flows from our proved reserves on the trailing 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements, which is required by the SEC and FASB, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

Developing and producing oil and natural gas are costly and high-risk activities with many uncertainties that may result in a total loss of investment or otherwise adversely affect our business, financial condition, results of operations and cash flows.

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

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, our financial condition, results of operations and cash available for distribution to our unitholders may be adversely affected.  If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We maintain insurance coverage against potential losses that we believe is customary in the industry. However, insurance against all operational risk is not available to us. These insurance policies may not cover all liabilities, claims, fines, penalties or costs and expenses that we may incur in connection with our business and operations, including those related to environmental claims. Pollution and environmental risks generally are not fully insurable. In addition, we cannot assure you that we will be able to maintain adequate insurance at rates we consider reasonable. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. A liability, claim or other loss not fully covered by insurance could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We have identified drilling, recompletion and development locations and prospects for future drilling, recompletion and development. These drilling, recompletion and development locations represent a significant part of our future drilling and enhanced recovery opportunity plans. We cannot predict in advance of drilling, testing and analysis of data whether any particular drilling location will yield production in sufficient quantities to recover drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas reserves exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Our ability to drill, recomplete and develop locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, the generation of additional seismic or geological information, the availability of drilling rigs, drilling results, construction of infrastructure and lease expirations. Because of these uncertainties, we cannot be certain of the timing of these activities or that they will ultimately result in the realization of estimated proved reserves or meet our expectations for success. As such, our actual drilling and enhanced recovery activities may materially differ from our current expectations, which could have a significant adverse effect on our estimated reserves, financial condition, results of operations, and cash flows and as a result, our ability to resume cash distributions to our unitholders.

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

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical, which could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Our industry is cyclical, and historically there have been periodic shortages of rigs, equipment, supplies and crew. Sustained declines in oil and natural gas prices may reduce the number of service providers for such rigs, equipment, supplies and crews, contributing to or resulting in shortages. Alternatively, during periods of higher oil and natural gas prices, the demand for rigs, equipment, supplies and crews is increased and can lead to shortages of, and increasing costs for, development equipment, supplies, services and personnel. Shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict the Partnership’s ability to drill the wells and conduct the operations that it currently has planned relating to the fields where our properties are located. In addition, some of our operations require supply materials for production, such as CO2, which could become subject to shortages and increased costs.  Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and impact our development plan, which would thus affect our financial conduction, results of operations and our cash flows.

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

Adverse developments in our operating areas could adversely affect our business, financial condition, results of operations and cash flows.

Our properties are located in Texas, Louisiana, offshore Southern California, and Wyoming. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could adversely affect our business, financial condition, results of operations and cash flows.

We are dependent upon a small number of significant customers for a substantial portion of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2016. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition, results of operations and ability to resume making cash distributions. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows could decline. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our oil and natural gas receivables. The inability or failure of our significant customers, or any purchasers of our production, to meet their payment obligations to us or their insolvency or liquidation could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in our liquidity and cash flows.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors and other counterparties. Some of our vendors and other counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors and other counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’ and other counterparties’ liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors and/or counterparties could adversely affect our business, financial condition, results of operations and cash flows.

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

The oil and natural gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and natural gas, and securing equipment and trained personnel. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis, and many of our competitors have access to capital at a lower cost than that available to us. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Furthermore, we may not be able to aggregate sufficient quantities of production to compete with larger companies that are able to sell greater volumes of production to intermediaries, thereby reducing the realized prices attributable to our production. Any inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition, results of operations and cash flows.

Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil and natural gas production.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, gathering systems and processing facilities owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. For example, our ability to produce and sell oil from the Beta properties will depend on the availability of the pipeline infrastructure between platforms as well as the San Pedro Bay pipeline for delivery of that oil to shore, and any unavailability of that pipeline infrastructure or pipeline could cause us to shut in all or a portion of the production from the Beta properties for the length of such unavailability. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided with only limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or processing facility capacity could reduce our ability to market our oil and natural gas production and harm our business, financial condition, results of operations and cash flows.

We have limited control over the activities on properties we do not operate.

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. In addition, a third-party operator could also decide to shut-in or curtail production from wells, or plug and abandon marginal wells, on properties owned by that operator during periods of lower crude oil or natural gas prices. These limitations and our dependence on the operator and third-party working interest owners for these projects could cause us to incur unexpected future costs, lower production and materially and adversely affect our financial condition and results of operations.

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

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

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

BSEE has regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the obligations will be met. In July 2016, BOEM issued updated guidance for determining if and when additional security is required for Outer Continental Shelf, or OCS, leases, pipeline rights-of-way, and rights-of-use and easement. The new criteria may require lessees or operators to take additional steps to demonstrate that they have the financial ability to carry out their obligations.  If we fail to pay royalties or comply with safety and environmental regulations, BOEM and BSEE may require that our operations on the Beta properties be suspended or terminated, and we may be subject to civil or criminal penalties.

On January 29, 2016, BOEM and BSEE entered into a settlement agreement with environmental groups promising to study the potential environmental impacts of well-stimulation practices on the Pacific OCS, including hydraulic fracturing and acid well stimulation. The study was completed in May 2016, finding no significant impact from these activities. While BSEE has resumed its review of permit applications involving hydraulic fracturing operations or acid well stimulation on the Pacific OCS, the State of California and environmental groups filed lawsuits in December 2016 challenging the environmental study, which, if successful, could delay or restrict the issuance of permits involving hydraulic fracturing and/or acid well stimulation. Delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental or other reasons (or other actions taken by BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act, or CAA, that establish Prevention of Significant Deterioration, or PSD, and Title V permit reviews for GHG emissions from certain large stationary sources. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016, and the public comment period closed on December 2, 2016.

The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources on an annual basis in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations. In addition, the EPA has continued to adopt GHG regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including a Clean Power Plan for existing power plants. On February 9, 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, which went into effect on November 4, 2016, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40 to 45 percent by 2025.

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

The listing of species in areas where we operate or, alternatively, entry into certain range-wide conservation planning agreements could result in increased costs to us from species protection measures, time delays or limitations on our activities, which costs, delays or limitations may be significant and could adversely affect our results of operations and financial position.

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

Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC, the SEC and the Prudential Regulators have issued a large number of rules, including a rule, which we refer to as the “Clearing Rule,” requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), a rule establishing an “end user” exception to the Clearing Rule, referred to herein as the “End User Exception,” a rule, which we refer to as the “Margin Rule,” setting forth collateral requirements in connection with swaps that are not cleared and also an exception to the Margin Rule for end users that are not financial end users, which exception we refer to as the “Non-Financial End User Exception,” and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits. The CFTC proposed a new version of this rule, with respect to which the comment period closed but the rule was not adopted, and another new version of this rule, which we refer to as the “Re-Proposed Position Limit Rule,” with respect to which the comment period has closed but a final rule has not been issued. The Re-Proposed Position Limit Rule provides an exemption from the position limits for swaps that constitute “bona fide hedging positions” within the definition of such term under the Re-Proposed Position Limit Rule, subject to the party claiming the exemption complying with the applicable filing, recordkeeping and reporting requirements of the Re-Proposed Position Limit Rule.

We currently qualify for the End User Exception and will utilize it if the Clearing Rule is expanded to cover swaps in which we participate; we currently qualify for the Non-Financial End User Exception and will not be required to post margin under the Margin Rule, and our existing and anticipated hedging positions constitute “bona fide hedging positions” under the Re-Proposed Position Limit Rule and we intend to do the filing, recordkeeping and reporting necessary to utilize the bona fide hedging position exemption under the Re-Proposed Position Limit Rule if and when it becomes effective, so we do not expect to be directly affected by any of such rules. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End User Exception and will be required to post margin in connection with their hedging activities with other swap dealers, major swap participants, financial end users and other persons that do not qualify for the Non-Financial End User Exception.  In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations (including laws and regulations giving European Union financial authorities the power to write down amounts we may be owed on hedging agreements with counterparties subject to such laws and regulations and/or require that we accept equity interests in such counterparties in lieu of cash in satisfaction of such amounts), which we refer to collectively as “Foreign Regulations” which may apply to our transactions with counterparties subject to such Foreign Regulations.  The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule is ultimately effected, such proposed rule could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Foreign Regulations could have similar effects. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations and Foreign Regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may impact our operations.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our development and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Federal Water Pollution Control Act (the Clean Water Act, or CWA) imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Also, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

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

While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the Safe Drinking Water Act, or the SDWA, involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. Although the EPA is not the permitting authority for the SDWA’s Underground Injection Control Class II programs in Louisiana, Texas, or Wyoming, where we maintain operational acreage, the EPA is encouraging state programs to review and consider use of such draft guidance. In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” On June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

In August 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. The rules include NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, on March 26, 2015, the federal Bureau of Land Management, or BLM, published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On June 21, 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed the decision to the Tenth Circuit Court of Appeals. Also, on November 15, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas. State and industry groups have challenged this rule in federal court, asserting that the BLM lacks authority to prescribe air quality regulations.

Certain states, including Texas and Louisiana, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, in October 2011, the Louisiana Department of Natural Resources adopted rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Railroad Commission of Texas and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Furthermore, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal wells. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes further regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could become subject to additional permitting requirements and result in permitting delays as well as potential increases in costs. The U.S. Congress has from time to time considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices, which could lead to increased regulation. For example, the EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. In addition, as discussed above, BOEM and BSEE recently completed a study regarding the potential environmental impacts of well-stimulation practices on the Pacific OCS. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

As a producer of natural gas and oil, we face from time to time various security threats, including cyber-security threats, to gain unauthorized access to our sensitive information or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing and other facilities, refineries and pipelines.  These security threats subject our operations to increased risks that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for our information, systems, facilities and infrastructure may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. We rely heavily on our information systems, and the availability and integrity of these systems are essential for us to conduct our business and operations. If any security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to our business and operations, as well as data corruption, communication interruptions or other disruptions to our operations, which, in turn, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

If our general partner determines that our not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status (or lack of proof thereof) of one or more of our unitholders, has, or is reasonably likely to have, a material adverse effect on our ability to operate our assets or generate revenues from our assets, then our general partner may adopt such amendments to our partnership agreement as it determines are necessary or advisable to obtain proof of the U.S. federal income tax status of our unitholders (and their owners, to the extent relevant) and permit us to redeem the units held by any person whose tax status has or is reasonably likely to have a material adverse effect on our ability to operate our assets or generate revenues from our assets or who fails to comply with the procedures instituted by our general partner to obtain proof of the U.S. federal income tax status.

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

Control of our general partner may be transferred to a third party without unitholder consent. A change of control may result in defaults or other payment obligations under certain of our debt instruments and the triggering of payment obligations under compensation arrangements.

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

Certain changes of control would give rise to an obligation to offer to repurchase all of our outstanding senior notes at 101% of their outstanding principal amounts.  A change of control also may trigger payment obligations under various compensation arrangements with our officers.

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

Our partnership agreement does not limit the number of additional common units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of additional common units or other equity interests of equal or senior rank would have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of our common units may decline.

Our partnership agreement restricts the voting rights of unitholders, other than our general partner and its affiliates, owning 20% or more of our common units, which may limit the ability of significant unitholders to influence the manner or direction of management.

Our partnership agreement restricts unitholders’ voting rights by providing that any common units held by a person, entity or group that owns 20% or more of any class of common units then outstanding (other than our general partner, its affiliates, their transferees and persons who acquired such common units with the prior approval of the board of directors of our general partner) cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

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

The liquidity of our common units could be adversely affected if we are delisted from NASDAQ.

On January 17, 2017, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that as a result of the Chapter 11 proceedings, and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ determined that the Partnership’s common units would be delisted from NASDAQ. The common units had also previously fallen below the NASDAQ’s continued listing standard in NASDAQ Listing Rule 5450(a)(1) requiring listed companies to maintain an average closing price per share of not less than $1.00 over a consecutive 30 trading-day period. We have appealed NASDAQ’s determination to delist the common units, and there is no certainty that such appeal will be successful.

Upon delisting from NASDAQ, our common units would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on a national securities exchange such as the NASDAQ. Securities traded in OTC markets generally have substantially less volume and liquidity than securities traded on a national securities exchange as a result of various factors, including the reduced number of investors that will consider investing in the securities, fewer market makers in the securities, and a reduction in securities analysts and news media coverage. As a result, holders of equity may have difficulty selling their equity and our equity price could experience additional downward pressure. Furthermore, the price of our equity could be subject to greater volatility and could be more likely to be affected by market conditions and fluctuations, changes in our operating results, market perception of us and our business, developments regarding our restructuring, and announcements by us or other parties with an interest in our business or restructuring.

We may be subject to additional compliance requirements under applicable state laws in connection with the issuance of our securities. The lack of liquidity in our securities may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

NASDAQ does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded limited partnership, NASDAQ does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of NASDAQ corporate governance requirements. If we emerge from the Chapter 11 proceedings as a corporation, we will be required to comply with all applicable corporate governance requirements.

Tax Risks to Unitholders

Any Partnership de-levering transaction or change in the Partnership capital structure, including in connection with the plan of reorganization in the Chapter 11 proceedings, may involve significant taxable cancellation-of-debt or other income, such that the Partnership’s unitholders may be required to pay taxes on their share of such income even if they do not receive any cash distributions from the Partnership.

See risk factor above in the Risk Factors Relating to Bankruptcy regarding the potential for taxable cancellation-of-debt income as a result of the restructuring transactions pursuant to the Chapter 11 proceedings. In addition, if we emerge from the Chapter 11 proceedings as a corporation (as is currently contemplated), our tax characteristics will differ significantly from those set forth in the foregoing risk factors.

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, the value of an investment in our units could be negatively impacted.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Any distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, such change would likely cause a substantial reduction in the value of our units.

The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

If we were subjected to a material amount of additional entity-level taxation by individual states, the value of an investment in our units could be negatively impacted.

Changes in current state law may subject us to additional entity-level state taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to Texas margin tax based on the taxable margin apportioned to Texas. Imposition of any similar taxes by other states in which we conduct business may negatively impact the value of an investment in our units.

The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal and applicable state and local income tax purposes.

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

On January 19, 2017, the U.S. Treasury Department and the IRS publicly released the text of final regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code, which were scheduled to be formally published in the Federal Register on January 24, 2017. On January 20, 2017, the new administration released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval. On January 24, 2017, the final regulations were published in the Federal Register despite the regulatory freeze mandated by the new administration. We do not believe the final regulations affect our ability to qualify as a publicly traded partnership. However, there are no assurances that the final regulations will not be withdrawn in compliance with the temporary regulatory freeze. In addition, any changes to the final regulations could modify the amounts of gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.  We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. The new administration has called for a comprehensive tax reform that would significantly change U.S. tax laws. It is unclear whether any of the foregoing proposals will be considered and enacted as part of tax reform legislation, and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

If the IRS contests any of the federal income tax positions we take, the market for our units may be adversely affected, and the value of an investment in our units could be negatively impacted.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner.

The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, Louisiana, Wyoming and California. We divested our remaining property located in Colorado during June 2016. Louisiana and California currently impose a personal income tax on individuals. These states also impose an income or franchise tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, state and local tax returns.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we may elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances and the manner in which the election is made and implemented has yet to be determined.  If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit.  As a result of any such audit adjustment, we may be required to make payments of taxes, penalties and interest.  These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Additionally, the Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes, in which case such rules would not be applicable to us going forward.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our properties is contained in Item 1. Business “—Our Areas of Operation” and “—Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS

On January 16, 2017, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered for procedural purposes only by the Bankruptcy Court under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262).  As a result of the Chapter 11 proceedings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including litigation relating to the entities involved in the Chapter 11 proceedings. See Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

In addition to the Chapter 11 proceedings, as part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. On January 13, 2017, the Partnership received a letter from the EPA concerning potential violations of CAA section 112(r) associated with our Bairoil complex in Wyoming. The Partnership met with the EPA on February 16, 2017 to present relevant information related to the allegations. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from any EPA actions relating to the alleged violations and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Partnership’s financial position, results of operations or cash flows. Other than the Chapter 11 proceedings and the alleged CAA violations discussed herein, based on facts currently available, we are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Cash Distributions to Unitholders

Our common units are listed and traded on the NASDAQ Global Market under the symbol “MEMP.”  As of January 10, 2017, there were approximately 114 holders of record of our common units.

As reported by the NASDAQ Global Market, the following table shows the low and high sales prices per common unit and the cash distributions declared per common unit for the periods indicated:

	Common Unit
	Price Range		Cash
	High	Low	Distributions
2016
4th Quarter	$1.78	$0.12	n/a
3rd Quarter	$2.09	$1.34	n/a
2nd Quarter	$3.07	$1.68	$0.0300
1st Quarter	$3.21	$1.57	$0.0300

2015
4th Quarter	$7.05	$1.57	$0.1000
3rd Quarter	$15.12	$4.64	$0.3000
2nd Quarter	$18.10	$14.44	$0.5500
1st Quarter	$18.71	$13.88	$0.5500

Notice of Delisting

On January 17, 2017, the Partnership received a letter from the Listing Qualifications Department of NASDAQ notifying the Partnership that (1) as a result of the Chapter 11 proceedings, and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ had determined that the Partnership’s common units would be delisted from NASDAQ and (2) accordingly, unless the Partnership requested an appeal of this determination, trading of the common units would have been suspended at the opening of business on January 26, 2017 and the Partnership’s securities would have been removed from listing and registration on NASDAQ. The Partnership has appealed this determination. See Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

Cash Distribution Policy

Available Cash

Our amended partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash generally means, for any quarter prior to liquidation, all cash on hand at the end of the quarter:

•	less, the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter to:
•	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses; or
•	comply with applicable law, any of our debt instruments or other agreements;
•	plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter resulting from borrowing made after the end of the quarter.

In October 2016, the board of directors of our general partner suspended the distributions on common units primarily due to the current and expected commodity price environment and market conditions and their impact on our future business as well as restrictions imposed by our debt instruments, including our revolving credit facility. The board of directors of our general partner believes the suspension in distributions is in the best interest of the Partnership. Subject to the Chapter 11 proceedings, additionally, under our revolving credit facility, we will not be able to pay distributions to unitholders in any such quarter in the event there exists a borrowing base deficiency or an event of default either before or after giving effect to such distribution or we are not in pro forma compliance with our revolving credit facility after giving effect to such distribution.

General Partner Interest

Our general partner currently owns a non-economic general partner interest in us.

Prior to the MEMP GP Acquisition, our general partner was entitled to 0.1% of all our distributions of available cash that we made prior to our liquidation. Our general partner’s initial 0.1% interest in these distributions would have been reduced if we had issued additional units and our general partner did not contribute a proportionate amount of capital to us to maintain its initial 0.1% general partner interest. Our general partner was not obligated to contribute a proportionate amount of capital to us to maintain its general partner interest. We had also issued incentive distribution rights (“IDRs”), which entitled the holder(s) thereof to additional increasing percentages, up to a maximum of 24.9% of the cash we distributed in excess of $0.54625 per common unit per quarter. Our general partner previously owned 50%, and the Funds indirectly owned 50%, of the IDRs. In connection with the closing of the MEMP GP Acquisition, the IDRs were canceled.

Issuer Purchases of Equity Securities

The following table summarizes our repurchase activity during the periods indicated below:

Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
(in thousands)
Restricted Unit Repurchases (1)
October 1, 2016 - October 31, 2016	1,313	$1.57	n/a	n/a
November 1, 2016 - November 30, 2016	—	$—	n/a	n/a
December 1, 2016 - December 31, 2016	—	$—	n/a	n/a

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

Basis of Presentation. The selected financial data as of, and for the years ended, December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the consolidated financial statements of REO from February 3, 2009 (inception) through December 11, 2012, the WHT Properties owned by WHT from February 2, 2011 (inception) through the date of acquisition, the Cinco Group from inception through October 1, 2013 and the Property Swap in February 2015 for periods after common control commenced through the date of acquisition. The combined selected financial data of the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated those assets separately during those periods.

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

•	The acquisition of certain oil and natural gas producing properties in the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million;
•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a total purchase price of approximately $906.1 million;
•	The acquisition of the remaining interest in the Beta properties from a third party in November 2015 for approximately $94.6 million;
•	The sale of assets located in the Permian Basin (the “Permian Divestiture”) in June 2016 for approximately $36.7 million; and
•	The sale of assets located in Colorado and Wyoming (the “Rockies Divestiture”) in July 2016 for approximately $16.4 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	For Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil & natural gas sales	$284,051	$355,422	$561,677	$391,440	$298,305
Pipeline tariff income and other	529	2,725	4,366	3,075	3,253
Total revenues	284,580	358,147	566,043	394,515	301,558

Costs and expenses:
Lease operating	126,175	168,199	143,733	94,591	86,013
Gathering, processing, and transportation	34,979	34,939	31,892	25,055	12,466
Exploration	981	2,317	2,750	1,322	9,340
Taxes other than income	15,540	25,828	33,141	18,447	15,354
Depreciation, depletion, and amortization	171,629	195,814	185,955	113,814	101,624
Impairment of proved oil and natural gas properties	183,437	616,784	407,540	4,072	22,994
General and administrative	63,280	56,671	49,124	54,947	35,112
Accretion of asset retirement obligations	10,231	7,125	5,773	4,988	4,458
(Gain) loss on commodity derivative instruments	117,105	(462,890)	(492,254)	(26,133)	(24,405)
Gain (loss) on sale of properties	(2,754)	(2,998)	—	(2,848)	(9,759)
Other, net	516	(665)	(11)	647	38
Total costs and expenses	721,119	641,124	367,643	288,902	253,235
Operating income (loss)	(436,539)	(282,977)	198,400	105,613	48,323
Other income (expense):
Interest expense, net	(146,031)	(115,154)	(83,550)	(44,302)	(24,955)
Other income (expense)	8	43	(657)	2	1
Gain on extinguishment on debt	42,337	422	—	—	—
Amortization of investment premium	—	—	—	—	(194)
Total other income (expense)	(103,686)	(114,689)	(84,207)	(44,300)	(25,148)
Income (loss) before income taxes	(540,225)	(397,666)	114,193	61,313	23,175
Income tax benefit (expense)	(173)	2,175	1,421	(308)	(108)
Net income (loss)	(540,398)	(395,491)	115,614	61,005	23,067
Net income (loss) attributable to noncontrolling interest	—	386	32	267	104
Net income (loss) attributable to Memorial Production Partners LP	$(540,398)	$(395,877)	$115,582	$60,738	$22,963

Limited partners’ interest in net income:
Net income (loss) attributable to Memorial Production Partners LP	$(540,398)	$(395,877)	$115,582	$60,738	$22,963
Net (income) loss allocated to previous owners	—	2,268	2,465	(52,012)	(22,842)
Net (income) loss allocated to general partner	168	327	(206)	(49)	—
Net (income) loss allocated to NGP IDRs	—	(83)	(88)	—	—
Limited partners’ interest in net income	$(540,230)	$(393,365)	$117,753	$8,677	$121

Earnings per unit attributable to limited partners:
Basic and diluted earnings per unit	$(6.48)	$(4.71)	$1.66	$0.19	$0.01

Cash distributions declared per unit	$0.16	$1.95	$2.20	$2.08	$1.55

Cash Flow Data:
Net cash flow provided by operating activities	$408,626	$216,751	$254,273	$201,703	$183,983
Net cash used in investing activities	16,442	337,569	1,386,109	214,559	417,831
Net cash provided by (used in) financing activities	(377,410)	120,447	1,111,108	5,969	237,233

Balance Sheet Data:					(Unaudited)
Working capital (deficit)	$(1,581,193)	$246,778	$150,953	$(3,067)	$64,797
Total assets	1,973,254	2,906,003	3,168,494	1,834,315	1,737,862
Current portion of long-term debt (1)	1,622,904	—	—	—	—
Long-term debt (1)	—	2,000,579	1,574,147	777,014	710,182
Total equity	99,489	645,492	1,296,314	863,021	864,863

(1)

Reduction in long-term debt is due to (i) the uncertainty regarding the Partnership’s ability to cure the default and event of default as discussed in Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data”, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes.

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

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our business activities are conducted through OLLC, our wholly-owned subsidiary, and its wholly-owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2016:

•	Our total estimated proved reserves were approximately 916.6 Bcfe, of which approximately 43% were oil and 73% were classified as proved developed reserves;
•

We produced from 2,497 gross (1,488 net) producing wells across our properties, with an average working interest of 60%, and the Partnership is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2016 was 205.5 MMcfe/d, implying a reserve-to-production ratio of approximately 12 years.

Bankruptcy Proceedings under Chapter 11

On January 16, 2017, the Debtors filed voluntary petitions under the Bankruptcy Code in the Bankruptcy Court to pursue a Joint Chapter 11 Plan of the Reorganization for the Debtors. The Debtors’ Chapter 11 proceedings are being jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262). The Bankruptcy Court has granted all of the first day motions filed by the Debtors, which were designed primarily to minimize the impact of the Chapter 11 proceedings on the Partnership’s operations, customers and employees. The Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Partnership expects to continue its operations without interruption during the pendency of the Chapter 11 proceedings. See Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

For the duration of and after the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings. These risks include the risks described in Item 1A, “Risk Factors.” Because of these risks and uncertainties, the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 proceedings.

Ability to Continue as a Going Concern

Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Partnership’s ability to access the capital markets. In addition, the borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Continued low commodity prices have adversely impacted our redeterminations. During the second semi-annual redetermination in October, the lenders under our revolving credit facility decreased our borrowing base to $740.0 million with a further reduction to $720.0 million in December 2016. The borrowing base was further reduced in December 2016 to $530.7 million due to the monetization of certain derivative instruments. The reduced borrowing base has had a significant negative impact on the Partnership’s liquidity and ability to remain in compliance with certain financial covenants. On January 16, 2017, the Debtors’ Chapter 11 proceedings accelerated the Partnership’s obligations under its revolving credit facility, 2021 Senior Notes and 2022 Senior Notes.

The significant risks and uncertainties related to the Partnership’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

In order to decrease the Partnership’s level of indebtedness and maintain the Partnership’s liquidity at levels sufficient to meet its commitments, the Partnership undertook a number of actions, including divesting certain non-core assets, minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Partnership did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code.

See “Item.1 Business — 2016 and 2017 Developments — Debt Instruments,” “—Liquidity and Capital Resources” below and Note 2 and 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our debt instruments and bankruptcy proceedings under Chapter 11.

Business Environment and Operational Focus

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) gathering, processing and transportation (vi) general and administrative expenses; and (vii) Adjusted EBITDA.

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

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2016:
NYMEX-WTI oil future price range per Bbl	$54.06	$26.21
NYMEX-Henry Hub natural gas future price range per MMBtu	$3.93	$1.64
ICE Brent oil future price range per Bbl	$56.82	$27.88

For the Five Years Ended December 31, 2016:
NYMEX-WTI oil future price range per Bbl	$110.53	$26.21
NYMEX-Henry Hub natural gas future price range per MMBtu	$6.15	$1.64
ICE Brent oil future price range per Bbl	$126.22	$27.88

Commodity Derivative Contracts. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50% of our estimated production from proved developed producing reserves over a two-to-three year period at any given point of time to satisfy the hedging covenants in our Exit Credit Facility. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

Principal Components of Cost Structure

•

Lease operating expenses. These are the day to day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, chemicals, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.

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
•

Taxes other than income. These consist of production, ad valorem and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by federal, state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which gives the businesses the right to be chartered or operate within that state.

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

•	Impairment of proved oil and natural gas properties. Proved properties are impaired whenever the net carrying value of the properties exceed their estimated undiscounted future cash flows.
•

General and administrative. These costs include overhead, including payroll and benefits for employees, costs of maintaining headquarters, costs of managing production and development operations, compensation expense associated with certain long-term incentive-based plans, audit and other professional fees and legal compliance expenses.

Prior to June 1, 2016, Memorial Resource provided management, administrative and operating services to the Partnership and our general partner pursuant to an omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated on June 1, 2016 and the Partnership entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 1 and Note 13 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•	Accretion expense. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value.
•

Interest expense. Historically, we financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our revolving credit facility and senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.

Outlook

Upon emergence from bankruptcy, we expect that the Partnership’s total outstanding debt balance of $1.6 billion at December 31, 2016 will be reduced by converting $1.1 billion in senior unsecured notes into 98% of the reorganized company’s equity and repayments on the revolving credit facility in 2017 prior to the January 16, 2017 bankruptcy filing. The initial borrowing base on the Exit Credit Facility is expected to be approximately $474.0 to $492.5 million based on an April emergence date and consummation of the restructuring transactions. As of January 16, 2017, we had $454.8 million in outstanding borrowings and our cash balance was $31.5 million. Upon emergence and consummation of the restructuring transactions, we expect liquidity to be at least $40.0 million depending on the size of the initial borrowing base.

In 2017, we expect the majority of our capital expenditures to be in East Texas and California. We expect cash flows from operating activities, cash on hand and availability under the Exit Credit Facility will be adequate to meet the operating needs of the post-reorganized company, however our planned capital spending is subject to change based on the Chapter 11 proceedings and the transactions contemplated by the plan of reorganization.

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

Results of Operations

The results of operations for the years ended December 31, 2016, 2015, and 2014 have been derived from both our consolidated financial statements and our previous owners’ combined financial statements. The previous owners combined financial statements reflect certain oil and gas properties primarily located in East Texas and Louisiana acquired from Memorial Resource in February 2015 for periods after common control commenced through the date of acquisition. The results of operations attributable to the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership operated separately during those periods.

Factors Affecting the Comparability of the Combined Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

•	The acquisition of certain oil and natural gas producing properties in the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million.
•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a purchase price of approximately $906.1 million.

•	The acquisition of the remaining interest in the Beta properties (“2015 Beta Acquisition”) from a third party in November 2015 for approximately $94.6 million.
•	The sale of assets located in the Permian Basin (the “Permian Divestiture”) in June 2016 for approximately $36.7 million.
•	The sale of assets located in Colorado and Wyoming (the “Rockies Divestiture”) in July 2016 for approximately $16.4 million.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	For the Year Ended
	December 31,
	2016	2015	2014
Revenues:
Oil & natural gas sales	$284,051	$355,422	$561,677
Other revenues	529	2,725	4,366
Total revenues	284,580	358,147	566,043

Costs and expenses:
Lease operating	126,175	168,199	143,733
Gathering, processing and transportation	34,979	34,939	31,892
Exploration	981	2,317	2,750
Taxes other than income	15,540	25,828	33,141
Depreciation, depletion and amortization	171,629	195,814	185,955
Impairment of proved oil and natural gas properties	183,437	616,784	407,540
General and administrative	63,280	56,671	49,124
Accretion of asset retirement obligations	10,231	7,125	5,773
(Gain) loss on commodity derivative instruments	117,105	(462,890)	(492,254)
(Gain) loss on sale of properties	(2,754)	(2,998)	—
Other, net	516	(665)	(11)
Total costs and expenses	721,119	641,124	367,643
Operating income (loss)	(436,539)	(282,977)	198,400
Other income (expense):
Interest expense, net	(146,031)	(115,154)	(83,550)
Other income (expense)	8	43	(657)
Gain on extinguishment of debt	42,337	422	—
Total other income (expense)	(103,686)	(114,689)	(84,207)
Income (loss) before income taxes	(540,225)	(397,666)	114,193
Income tax benefit (expense)	(173)	2,175	1,421
Net income (loss)	(540,398)	(395,491)	115,614
Net income (loss) attributable to noncontrolling interest	—	386	32
Net income (loss) attributable to Memorial Production Partners LP	$(540,398)	$(395,877)	$115,582

Oil and natural gas revenue:
Oil sales	$143,456	$177,711	$266,370
NGL sales	33,137	43,102	81,316
Natural gas sales	107,458	134,609	213,991
Total oil and natural gas revenue	$284,051	$355,422	$561,677

Production volumes:
Oil (MBbls)	3,883	4,087	3,135
NGLs (MBbls)	2,283	2,820	2,498
Natural gas (MMcf)	44,776	50,875	48,721
Total (MMcfe)	81,773	92,315	82,520
Average net production (MMcfe/d)	223.4	252.9	226.0

Average sales price:
Oil (per Bbl)	$36.94	$43.48	$84.97
NGL (per Bbl)	14.52	15.28	32.55
Natural gas (per Mcf)	2.40	2.65	4.39
Total (Mcfe)	$3.47	$3.85	$6.81

Average unit costs per Mcfe:
Lease operating expense	$1.54	$1.82	$1.74
Gathering, processing and transportation	0.43	0.38	0.39
Taxes other than income	0.19	0.28	0.40
General and administrative expenses	0.77	0.61	0.60
Depletion, depreciation and amortization	2.10	2.12	2.25

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

A net loss of $540.4 million was recorded for the year ended December 31, 2016, primarily due to impairment charges and loss on commodity derivatives. A net loss of $395.5 million was generated for the year ended December 31, 2015, primarily due to impairment charges partially offset by significant gains on commodity derivatives.

•

Oil, natural gas and NGL revenues for 2016 totaled $284.1 million, a decrease of $71.4 million compared with 2015. Production decreased 10.5 Bcfe (approximately 11%), primarily from decreased drilling activities, flooding in East Texas and a temporary production curtailment and planned plant turnaround at our Bairoil properties. The average realized sales price decreased $0.38 per Mcfe primarily due to lower period-to-period commodity prices. Crude oil volumes comprised 28% of total volumes for 2016 compared to 27% for 2015. The unfavorable volume and pricing variance contributed to an approximate $40.6 million decrease and $30.8 million decrease in revenues, respectively.

•

Lease operating expenses were $126.2 million and $168.2 million for 2016 and 2015, respectively. On a per Mcfe basis, lease operating expenses decreased to $1.54 for 2016 from $1.82 for 2015. Reductions in lease operating expenses were a result of our continued reductions in service provider costs and workover activities, field workforce reductions and the Permian Divestiture and Rockies Divestiture, partially offset by the 2015 Beta Acquisition.

•

Gathering, processing and transportation expenses were $35.0 million and $34.9 million for 2016 and 2015, respectively. On a per Mcfe basis, gathering, processing and transportation expenses were $0.43 for 2016 compared to $0.38 for 2015 primarily due to increased costs in East Texas.

•

Taxes other than income for 2016 totaled $15.5 million, a decrease of $10.3 million compared with 2015 primarily due to a decrease in commodity prices. On a per Mcfe basis, these taxes declined to $0.19 per Mcfe for 2016 from $0.28 per Mcfe for 2015 due to a decrease in commodity prices.

•

DD&A expense for 2016 was $171.6 million compared to $195.8 million for 2015, a $24.2 million decrease primarily due to decreased production volumes, divestitures, and impairments recognized on certain properties over the course of 2016 and 2015, partially offset by incremental DD&A as a result of the 2015 Beta Acquisition. Decreased production volumes caused DD&A expense to decrease by approximately $22.4 million and the change in the DD&A rate between periods caused DD&A expense to decrease by $1.8 million.

•

We recognized $183.4 million of impairments during 2016 related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable as a result of declining commodity prices and change in future planned development due to liquidity constraints as a result of our reduced borrowing base during the three months ended December 31, 2016. We recognized $616.8 million of impairments during 2015 primarily related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data. For additional information, see Note 5 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•

General and administrative expenses for 2016 were $63.3 million, which included $10.1 million in reorganizations costs related to the restructuring process, which represents costs directly associated with the Chapter 11 proceedings for advisory and professional fees, $7.4 million of non-cash unit-based compensation expense, $2.1 million in bad debt write-off, $1.5 million of acquisition and divestiture-related costs, and $0.7 million allocated loss on previous corporate office lease. General and administrative expenses for 2015 totaled $56.7 million, which included $10.8 million of non-cash unit-based compensation expense, $1.9 million of acquisition and divestiture-related costs and a $0.8 million allocated loss on a previous corporate office lease.

•

Net losses on commodity derivative instruments of $117.1 million were recognized during 2016, consisting of $212.6 million of cash settlements received on expired positions and $230.7 million in cash settlements received on terminated derivatives. These gains were offset by a $560.4 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $462.9 million were recognized during 2015, consisting of $254.0 million of cash settlements received on expired positions and a $208.9 million increase in the fair value of open positions.

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

•

Interest expense, net totaled $146.0 million during 2016, including amortization and write-offs of deferred financing fees of approximately $22.1 million and accretion and write-off of net discount associated with our senior notes of $13.2 million. Interest expense, net totaled $115.2 million during 2015, including amortization of deferred financing fees of approximately $6.1 million and accretion of net discount associated with our senior notes of $2.4 million. The $30.9 million increase in interest expense is primarily due to $16.9 million for the write-off of the remaining unamortized deferred financing costs, $13.2 million write-off of the remaining discount on the senior notes, and $5.4 million due to the increase in average outstanding borrowings and higher rates under our revolving credit facility during 2016 compared to 2015 partially offset by decreased period-to-period losses incurred on interest rate swaps of approximately $3.4 million during 2016 compared to 2015.

Average outstanding borrowings under the Partnership’s revolving credit facility were $746.0 million during 2016 compared to $652.2 million during 2015. For 2016, the Partnership had an average of $1.1 billion aggregate principal amount of our senior notes issued and outstanding. For 2015, the Partnership had an average of $1.2 billion aggregate principal amount of our senior notes issued and outstanding.

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

•

We recognized $616.8 million of impairments during 2015 primarily related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to declining commodity prices. We recognized $407.5 million of impairments during 2014 primarily related to certain properties in the Permian Basin, East Texas and South Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable due to a downward revision of estimated proved reserves as a result of declining commodity prices and updated well performance data. For additional information, see Note 5 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•

General and administrative expenses for 2015 were $56.7 million, which included $10.8 million of non-cash unit-based compensation expense, $1.9 million of acquisition and divestiture-related costs and a $0.8 million loss on a previous corporate office lease. General and administrative expenses for 2014 totaled $49.1 million, which included $7.9 million of non-cash unit-based compensation expense, $4.4 million of acquisition-related costs and a $1.8 million allocated loss on a previous corporate office lease. Payments under the omnibus agreement increased by $7.9 million for 2015 compared to 2014. For additional information, see Note 13 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

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

•

Interest expense, net totaled $115.2 million during 2015, including amortization of deferred financing fees of approximately $6.1 million and accretion of net discount associated with our senior notes of $2.4 million. Interest expense, net totaled $83.6 million during 2014, including amortization of deferred financing fees of approximately $4.2 million and accretion of net discount associated with our senior notes of $1.9 million. The $31.6 million increase in interest expense is primarily due to a higher aggregate principal amount of our senior notes issued and outstanding during 2015 compared to 2014.

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

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net cash flow from operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense, including gains or losses on interest rate derivative contracts;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related costs;
•	Amortization of gain associated with terminated commodity derivatives;
•	Reorganization costs;
•	Bad debt expense; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on extinguishment of debt
•	Gain on expired commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

We are required to comply with certain Adjusted EBITDA-related metrics under our revolving credit facility.

We believe presenting Adjusted EBITDA is useful because the measure is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, research analysts and rating agencies, to assess:

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

In addition, management uses Adjusted EBITDA to evaluate actual cash flow, develop existing reserves or acquire additional oil and natural gas properties.

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

Calculation of Adjusted EBITDA

	For the Year Ended
	December 31,
	2016	2015	2014
Net income (loss)	$(540,398)	$(395,491)	$115,614
Interest expense, net	146,031	115,154	83,550
Gain on extinguishment of debt	(42,337)	(422)	—
Income tax expense (benefit)	173	(2,175)	(1,421)
DD&A	171,629	195,814	185,955
Impairment of proved oil and gas properties	183,437	616,784	407,540
Accretion of AROs	10,231	7,125	5,773
(Gains) losses on commodity derivative instruments	117,105	(462,890)	(492,254)
Cash settlements received (paid) on expired commodity derivative instruments	212,566	254,047	13,522
Amortization of gain associated with terminated commodity derivatives	42,236	—	—
(Gain) loss on sale of properties	(2,754)	(2,998)	—
Acquisition and divestiture related expenses	1,451	1,928	4,363
Unit-based compensation expense	7,351	10,809	7,874
Exploration costs	981	2,317	2,750
Loss on office lease	—	—	1,442
Insurance recoveries related to environmental remediation	—	(1,216)	—
(Gain) loss on settlement of AROs	531	1,606	—
Provision for environmental remediation	—	—	2,852
Reorganization costs	10,069	—	—
Bad debt expense	2,050	—	—
Other	229	—	—
Adjusted EBITDA	$320,581	$340,392	$337,560

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	For the Year Ended
	December 31,
	2016	2015	2014
Net cash provided by operating activities	$408,626	$216,751	$254,273
Changes in working capital	(26,614)	13,599	(5,669)
Interest expense, net	146,031	115,154	83,550
Gain (loss) on interest rate swaps	(1,289)	(4,674)	151
Cash settlements paid (received) on interest rate derivative instruments	3,944	4,004	1,829
Cash settlements received on terminated commodity derivatives	(230,729)	—	—
Amortization of gain associated with terminated commodity derivatives	42,236	—	—
Amortization and extinguishment of deferred financing fees	(22,106)	(6,058)	(4,227)
Accretion and extinguishment of senior notes discount	(13,185)	(2,430)	(1,921)
Acquisition and divestiture related expenses	1,451	1,928	4,363
Income tax expense (benefit) - current portion	(14)	59	127
Exploration costs	189	239	790
Loss on office lease	—	—	1,442
Plugging and abandonment cost	1,972	3,036	—
Environmental expense	—	(1,216)	—
Reorganization costs	10,069	—	—
Provision for environmental remediation	—	—	2,852
Adjusted EBITDA	$320,581	$340,392	$337,560

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our revolving credit facility and equity and debt capital markets. In 2017, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under our Exit Credit Facility and/or divestitures of assets.

If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures, and/or fund a portion of our capital expenditures using borrowings under our expected Exit Credit Facility, issuances of debt and equity securities or from other sources, such as asset divestitures. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by many factors, including the covenants in our Exit Credit Facility. If we are unable to obtain funds when needed or on acceptable terms, we may be unable to finance the capital expenditures necessary to maintain our production or proved reserves. See “Item.1 Business — 2016 and 2017 Developments — Debt Instruments,” for additional information regarding the terms of the Exit Credit Facility.

Revolving Credit Facility. As of December 31, 2016, we had approximately $16.6 million of available borrowing capacity under our revolving credit facility, which is net of $2.4 million in letters of credit. We had $15.4 million of cash and cash equivalents as of December 31, 2016. As of December 31, 2016, the borrowing base under our revolving credit facility was $530.7 million and we had $511.7 million of outstanding borrowings. The borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL, and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

On January 9, 2017, we monetized certain hedge positions for approximately $94.1 million. We used approximately $73.5 million of the proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes. As a result of the hedge monetization, our borrowing base was reduced from $530.7 million to $457.2 million on January 13, 2017, at which time we had $454.8 million of outstanding borrowings. Upon the Debtors filing voluntary petitions under the Bankruptcy Code in the Bankruptcy Court, we no longer had the ability to borrow under our existing revolving credit facility. At January 16, 2017, our cash balance was $31.5 million.

See “—Ability to Continue as a Going Concern,” above for additional information regarding the Partnership’s ability to continue as a going concern.

Capital Markets. Our ability to obtain funding in the equity or capital markets has been, and will continue to be constrained. We expect to evaluate the availability of public capital as a source for future liquidity after the completion of the Chapter 11 proceedings.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50% of our estimated production from proved developed producing reserves over a two-to-three year period at any given point of time to satisfy the hedging covenants in our Exit Credit Facility. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

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

Partnership Agreement. Our partnership agreement requires that we distribute all of our available cash (as defined in our partnership agreement) each quarter to our unitholders. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. To facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions to our unitholders, for example, in circumstances where we believe that the distribution level is sustainable over the long-term, but short-term factors have caused available cash from operations to be insufficient to sustain our level of distributions. Our partnership agreement also permits our general partner to establish cash reserves for the proper conduct of the Partnership’s business (including reserves for future capital expenditures and for anticipated future credit needs of the Partnership) subsequent to any applicable quarter and to comply with applicable law or the Partnership’s debt instruments. Such cash reserves have the effect of reducing available cash and consequently, the distributions to our unitholders. Covenants in our revolving credit facility may also restrict our distributions. For more information related to our distributions, please read “Item 1A. Risk Factors – The board of directors of our general partner has suspended quarterly cash distributions on common units and in connection with the transactions contemplated by the plan of reorganization in the Chapter 11 proceedings we may convert into an entity that will not seek to pay a quarterly cash distribution or any other amount to equity holders.”

Capital Expenditures. In 2017, our entire capital budget will be allocated to expenditures that we expect to make on an ongoing basis to maintain our long-term asset base (including our undeveloped leasehold acreage). Our expectations for such capital expenditures may change materially in nature, timing and amount from time to time. We intend to pay for such capital expenditures from operating cash flow.

Typically, we expect to rely upon external financing sources, including credit facility borrowings and debt and common unit issuances, to fund our acquisition and growth capital expenditures. See Note 9 and Note 10 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” contained herein. Growth capital expenditures are capital expenditures that we expect to increase our production and the size of our asset base. The primary purpose of growth capital is to either acquire producing assets or develop internal projects on our existing asset base, like horizontal re-entry programs that increase the rate of production and provide new areas of future reserve growth.

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

Government Trust Account. In 2015, BSEE issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with the Beta properties may increase, and we expect the amount to be finalized during 2017 after negotiations are completed. At December 31, 2016, there was approximately $152.0 million in the REO trust account and $62.0 million in surety bonds.

Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable as well as the classification of our debt outstanding. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received by our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors.

As of December 31, 2016, we had a working capital deficit of $1.6 billion primarily due to approximately $1.6 billion of our debt being recorded as a current liability at December 31, 2016. Due to (i) the uncertainty regarding the Partnership’s ability to cure the default and event of default as discussed in Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data”, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes, the Partnership classified all outstanding debt balance as a current liability on its balance sheet as of December 31, 2016. As a result of the Chapter 11 filing, the debt has been accelerated. See Note 2 and Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

Revolving Credit Facility

OLLC is party to a $2.0 billion revolving credit facility, with a borrowing base at December 31, 2016 of $530.7 million, that matures in March 2018 and is guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of December 31, 2016, we had $511.7 million of outstanding borrowings and $2.4 million of outstanding letters of credit under our revolving credit facility. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base. In the future, we may be unable to access sufficient capital under our revolving credit facility as a result of (i) a decrease in our borrowing base due to an unfavorable borrowing base redetermination or (ii) an unwillingness or inability on the part of our lenders to meet their funding obligations. Upon the Debtors filing voluntary petitions under the Bankruptcy Code in the Bankruptcy Court, we no longer had the ability to borrow under our existing revolving credit facility.

A continued decline in commodity prices could result in a redetermination that further lowers our borrowing base in the future and, in such case, we could be required to pledge additional properties as security for our revolving credit facility or repay any deficiency, which we are permitted to do in equal monthly installments over a five month period. We do not anticipate having any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility.

Borrowings under our revolving credit facility are currently secured by liens on substantially all of our properties, but in any event, not less than 95% of the total value of our oil and natural gas properties, and all of our equity interests in OLLC and any future guarantor subsidiaries and all of our other assets including personal property.

Borrowings under our revolving credit facility bear interest, at our option, at either: (i) the Alternate Base Rate defined as the greatest of (x) the prime rate as determined by the administrative agent, (y) the federal funds effective rate plus 0.50%, and (z) the one-month adjusted LIBOR plus 1.0% (adjusted upwards, if necessary, to the next 1/100th of 1%), in each case, plus a margin that varies from 2.25% to 3.25% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), (ii) the applicable LIBOR plus a margin that varies from 1.25% to 2.25% per annum according to the borrowing base usage, or (iii) the applicable LIBOR Market Index Rate plus a margin that varies from 2.25% to 3.25% per annum according to the borrowing base usage. The unused portion of the borrowing base will be subject to a commitment fee to 0.50% per annum according to the borrowing base usage.

Our revolving credit facility requires us to maintain (i) a ratio of Consolidated EBITDAX to Consolidated Net Interest Expense (as each term is defined under our revolving credit facility), which we refer to as the interest coverage ratio, of not less than 2.5 to 1.0; (ii) a ratio of consolidated current assets to consolidated current liabilities, each as determined under our revolving credit facility, of not less than 1.0 to 1.0; and (iii) a ratio of Consolidated First Lien Net Secured Debt to Consolidated EBITDAX of not greater than 3.25 to 1.0.

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

Failure to pay the $24.6 million interest payment on the 2021 Senior Notes on November 1, 2016 constituted a default and event of default under our revolving credit facility, which default was subject to a waiver by the lenders under our revolving credit facility at December 31, 2016. Due to (i) the uncertainty regarding the Partnership’s ability to cure the default and event of default as discussed in Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data”, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indenture governing the 2021 Senior Notes and 2022 Senior Notes, the Partnership classified the outstanding revolving credit facility balance as a current liability on its balance sheet as of December 31, 2016. As a result of the Chapter 11 filing, the debt has been accelerated.

Senior Notes

As of December 31, 2016, there was approximately $646.3 million aggregate principal of amount of the 2021 Senior Notes outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto. During the year ended December 31, 2016, we repurchased an aggregate principal amount of approximately $53.7 million of the 2021 Senior Notes at a weighted average price of 49.09% of the face value of the 2021 Senior Notes.

As of December 31, 2016, there was approximately $465.0 million aggregate principal amount of the 2022 Senior Notes outstanding. The 2022 Senior Notes were issued at 98.485% of par and are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplements thereto. During the year ended December 31, 2016, we repurchased an aggregate principal amount of approximately $32.0 million of the 2022 Senior Notes at a weighted average price of 46.50% of the face value of the 2022 Senior Notes.

On November 30, 2016, the Partnership entered into (i) a Forbearance (the “2021 Notes Forbearance”) among the Partnership, Finance Corp., certain guarantors party thereto, and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners (the “2021 Holders”) of 51.7% of the aggregate principal amount of the Partnership’s 2021 Notes and (ii) a Forbearance (the “2022 Notes Forbearance” and, together with the 2021 Notes Forbearance, the “Forbearances”) among the Partnership, Finance Corp., certain guarantors party thereto, and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners (the “2022 Holders”) of 69% of the aggregate principal amount of the Partnership’s 2022 Notes.

Pursuant to each Forbearance, among other provisions, the 2021 Holders and 2022 Holders agreed that during the forbearance period, they would not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the 2021 Holders, the 2022 Holders or the Trustee, as applicable, including, without limitation, any action to accelerate, or join in any request for acceleration of, the 2021 Senior Notes or the 2022 Senior Notes, solely with respect to the failure to make the interest payment due on November 1, 2016 on the 2021 Senior Notes, and the subsequent default for 30 days in such payment, which constituted an event of default under the 2021 Senior Notes indenture and may result in a cross default under the 2022 Senior Notes indenture.

On December 23, 2016, the Partnership entered into a Noteholder PSA with holders of the 2021 Senior Notes and 2022 Senior Notes. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information on the agreement.

The Partnership did not pay the interest due on the 2021 Senior Notes prior to the expiration of the 30-day grace period. As a result, the Partnership was in default under the terms of the indenture governing the 2021 Senior Notes and 2022 Senior Notes at December 31, 2016. The forbearance period was scheduled to expire on January 13, 2017 and the extended waiver obtained from our lenders was set to expire on January 16, 2017. Due to (i) the uncertainty regarding the Partnership’s ability to cure the default and event of default as discussed in Note 2 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data”, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indenture governing the 2021 Senior Notes and 2022 Senior Notes, the Partnership classified the outstanding senior notes balance as a current liability on its balance sheet as of December 31, 2016. As a result of the Chapter 11 filing, the debt has been accelerated.

For additional information regarding our debt instruments, see “Item 1. Business — 2016 and 2017 Developments — Debt Instruments” and Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Commodity Derivative Contracts

Our hedging policy is designed to reduce the impact to our cash flows from commodity price volatility. Under this policy, we intend to enter into commodity derivative contracts covering approximately 50% of our estimated production from proved developed producing reserves over a two-to-three year period at any given point of time. We may, however, from time to time hedge more or less than this approximate range. It has been our practice to enter into fixed price swaps and costless collars primarily with lenders under our Credit Agreement.

During 2016, in connection with our restructuring efforts, we monetized approximately $230.7 million in commodity hedges and used the proceeds primarily to reduce amounts outstanding under our revolving credit facility and repurchase senior notes.

In January 2017, in connection with our restructuring efforts, we monetized $94.1 million in commodity hedges and used a portion of the proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2016, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

Interest Rate Derivative Contracts

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. During 2016, in connection with our restructuring efforts, we settled $2.1 million in interest rate swaps. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk”.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for 2016, 2015, and 2014 is presented on a combined basis, consisting of the consolidated financial information of the Partnership and the combined financial information of the previous owners. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated and Combined Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	For the Year Ended
	December 31,
	2016	2015	2014
Net cash provided by operating activities	$408,626	$216,751	$254,273
Net cash used in investing activities	16,442	337,569	1,386,109
Net cash (used in) provided by financing activities	(377,410)	120,447	1,111,108

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $191.9 million period-over-period. Production decreased 10.5 Bcfe (approximately 11%) and the average realized sales price decreased $0.38 per Mcfe as previously discussed under “—Results of Operations.” During 2016, oil, natural gas and NGL revenues were $284.1 million, a decrease of $71.4 million compared to 2015. Lease operating expenses were $126.2 million, a decrease of $42.0 million compared to 2015. Taxes other than income decreased to $15.5 million from $25.8 million during 2015. Cash paid for interest during 2016 was $87.5 million compared to $107.3 million during 2015. Cash settlements on terminated derivatives were $228.6 million during 2016. In 2015, we received cash settlements on terminated derivatives of $47.9 million and we paid $47.9 million in premiums for commodity derivatives. Cash settlements received on expired derivative instruments were $210.7 million during 2016 compared to $250.0 million during 2015.

Investing Activities. Net cash used in investing activities during 2016 was $16.4 million, of which $57.7 million was used for additions to oil and gas properties. This amount was partially offset by $52.7 million in proceeds from the sale of oil and natural gas properties primarily related to the Permian Divestiture and Rockies Divestiture. Cash used in investing activities during 2015 was $337.6 million, of which $100.7 million was used to acquire oil and natural gas properties from third parties and $241.3 million was used for additions to oil and gas properties. We received a post-closing settlement receipt of $9.6 million related to the July 2014 Wyoming acquisition during 2015. See Note 4 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding acquisitions and divestitures.

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and gas properties. During 2016 and 2015, additions to restricted investments were $8.4 million and $5.7 million, respectively. During 2016, we replaced $4.8 million of restricted investments with $4.8 million of surety bonds related to our decommissioning obligation of the offshore production facilities associated with the Beta properties. See Note 8 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. Distributions to partners during 2016 were $13.3 million compared to $163.3 million during 2015. The decrease is primarily due to a decrease in the declared distribution rate and suspension of distributions. We paid $78.4 million to Memorial Resource in connection with the Property Swap in February 2015. Capital contributions received from the previous owners were $1.9 million during 2015.

During 2016, we repurchased an aggregate principal amount of approximately $26.4 million of the 2021 Senior Notes and $14.9 million of the 2022 Senior Notes. During 2015, we repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

During 2016, we sold approximately 1.2 million common units under an at-the-market program and generated net proceeds of $1.8 million. During 2015, we repurchased $54.2 million in common units, which represented a repurchase and retirement of 3,641,721 common units under the December 2014 repurchase program. This repurchase program expired in December 2015. See Note 10 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information.

The Partnership had net repayments of $324.3 million under its revolving credit facility during 2016. The Partnership had net borrowings of $424.0 million under its revolving credit facility during 2015 that were primarily used to fund a common control acquisition transaction and to fund its drilling program. Deferred financing costs of approximately $1.4 million were incurred during 2016 compared to approximately $0.3 million during 2015.

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

Financing Activities. Distributions to partners during 2015 were $163.3 million compared to $154.9 million during 2014. The increase is primarily due to an increase in the number of outstanding units between periods partially offset by a decrease in the distribution paid during the fourth quarter of 2015. We paid $78.4 million to Memorial Resource in connection with the Property Swap in February 2015. We paid $33.9 million to an operating subsidiary of MRD LLC in April 2014 to acquire certain oil and natural gas properties in East Texas. In October 2014, we paid $15.0 million to acquire oil and gas properties in the Rockies from Memorial Resource. Capital contributions received from the previous owners were $1.9 million and $6.0 million during 2015 and 2014, respectively. The previous owners made distributions of $9.9 million during 2014 related to Classic.

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

We repurchased $54.2 million in common units during 2015, which represented a repurchase and retirement of 3,641,721 common units under the December 2014 repurchase program (including common unit repurchases of $1.4 million, representing 93,800 common units, accrued at December 31, 2014).  We repurchased a principal amount of approximately $3.0 million of the 2022 Senior Notes at a price of 83.000% of the face value of the 2022 Senior Notes in January 2015, of which $2.9 million was classified as a financing outflow representing repayment of the original proceeds and $0.3 million classified as an operating inflow.

Proceeds of $492.4 million from the issuances of our 2022 Senior Notes during 2014 were used to repay portions of our borrowings outstanding under our revolving credit facility and other general partnership purposes. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Senior Notes.

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

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2017.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2016. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Payment or Settlement due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
		(in thousands)
Revolving credit facility (1)	$511,652	$—	$511,652	$—	$—
Senior Notes (2)
2021 Senior Notes	876,257	49,279	98,559	65,706	662,713
2022 Senior Notes	678,074	31,966	63,933	63,933	518,242
Estimated interest payments (3)	37,069	16,475	20,594	—	—
Asset retirement obligations (4)	131,701	3,024	5,593	4,360	118,724
CO2 minimum purchase commitment (5)	19,665	6,740	9,115	3,810	—
Operating leases (6)	24,922	7,938	8,366	5,831	2,786
Midstream services (7)	30,668	5,121	10,213	10,227	5,107
Total	$2,310,007	$120,543	$728,025	$153,867	$1,307,573

(1)

Represents the scheduled future maturities of principal amount outstanding for the periods indicated. Maturities are shown at original maturity dates assuming no acceleration, however due to a default and event of default and the uncertainty regarding anticipated financial covenant violations, the Partnership’s entire long-term debt was classified as current at December 31, 2016. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our revolving credit facility.

(2)

Represents the scheduled future interest payments on the 2021 Senior Notes and 2022 Senior Notes and principal payments. Interest accrues per annum and is payable semi-annually in arrears. Maturities are shown at original maturity dates assuming no acceleration, however due to a default and event of default and the uncertainty regarding anticipated financial covenant violations, the Partnership’s entire long-term debt was classified as current at December 31, 2016. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information.

(3)

Estimated interest payments are based on the principal amount outstanding under our revolving credit facility at December 31, 2016. In calculating these amounts, we applied the weighted-average interest rate during 2016 associated with such debt. See Note 9 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for the weighted-average variable interest rate charged during 2016 under our revolving credit facility. In addition, our estimate of payments for interest gives effect to interest rate swap agreements that were in place at December 31, 2016. Maturities are shown at original maturity dates assuming no acceleration, however due to a default and event of default and the uncertainty regarding anticipated financial covenant violations, the Partnership’s entire long-term debt was classified as current at December 31, 2016.

(4)

Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2016 balance sheet. See Note 7 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for additional information regarding our asset retirement obligations.

(5)	Represents a firm agreement to purchase CO2 volumes related to our Bairoil properties in Wyoming.
(6)

Primarily represents leases for offshore Southern California right-of-way use and office space as well as equipment rentals. See Note 14 of the Notes to Consolidated and Combined Financial Statements included under Item 8 of this annual report for information regarding our operating leases.

(7)	Represents processing fees associated with a minimum volume commitment related to certain of our properties located in East Texas.

Off–Balance Sheet Arrangements

As of December 31, 2016, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 3 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data”.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix the future prices received. It has been our practice to enter into costless collars and fixed price swaps primarily with lenders under our Credit Agreement. Historically, the Partnership has not paid or received premiums for options. In December 2016, in connection with our restructuring efforts, we monetized approximately $191.4 million in commodity hedges and settled $2.1 million in interest rate swaps prior to the Petition Date and used a significant portion of the proceeds to reduce amounts outstanding under our prepetition revolving credit facility. During the period of April and June 2016, we monetized approximately $39.3 million in commodity hedges and utilized the proceeds to buy back senior notes.

In January 2017, in connection with our restructuring efforts, we monetized $94.1 million in commodity hedges and used a portion of the proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes.

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

Collars. In a typical collar arrangement, we receive the excess, if any, of the contract floor price over the reference price, based on NYMEX, ICE, or regional quoted prices, and pay the excess, if any, of the reference price over the contract ceiling price. Collars are typically exercised in cash on a monthly basis only when the reference price is outside of floor and ceiling prices (the collar), otherwise they expire.  As of December 31, 2016, we did not have any outstanding collars.

The following table summarizes our derivative contracts as of December 31, 2016 and the average prices at which the production will be hedged:

	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	1,890,000	1,740,000	1,000,000
Weighted-average fixed price	$3.86	$3.83	$3.47

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	184,500	182,000	70,000
Weighted-average fixed price	$84.29	$83.44	$86.84

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	43,300	—	—
Weighted-average fixed price	$37.55	$—	$—

The following table summarizes our derivative contracts as of December 31, 2015 and the average prices at which the production was hedged:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	3,592,442	3,350,067	3,060,000	2,814,583
Weighted-average fixed price	$4.14	$4.06	$4.18	$4.31

Basis swaps:
Average Monthly Volume (MMBtu)	3,578,333	2,210,000	1,315,000	900,000
Spread	$(0.07)	$(0.04)	$(0.02)	$0.01

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	304,813	301,600	312,000	160,000
Weighted-average fixed price	$85.48	$85.00	$83.74	$85.52

Basis swaps:
Average Monthly Volume (Bbls)	140,000	67,500	—	—
Spread	$(10.02)	$(7.82)	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	213,100	43,300	—	—
Weighted-average fixed price	$35.64	$37.55	$—	$—

Our basis swaps as of December 31, 2015 included in the table above are presented on a disaggregated basis below:

	2016	2017	2018	2019
Natural Gas Derivative Contracts:

NGPL TexOk basis swaps:
Average Monthly Volume (MMBtu)	3,003,333	1,800,000	1,200,000	900,000
Spread - Henry Hub	$(0.07)	$(0.07)	$(0.03)	$0.01

HSC basis swaps:
Average Monthly Volume (MMBtu)	135,000	115,000	115,000	—
Spread - Henry Hub	$0.07	$0.14	$0.15	$—

CIG basis swaps:
Average Monthly Volume (MMBtu)	170,000	—	—	—
Spread - Henry Hub	$(0.30)	$—	$—	$—

TETCO STX basis swaps:
Average Monthly Volume (MMBtu)	270,000	295,000	—	—
Spread - Henry Hub	$0.06	$0.03	$—	$—

Crude Oil Derivative Contracts:
Midway-Sunset basis swaps:
Average Monthly Volume (Bbls)	100,000	37,500	—	—
Spread - WTI	$(12.29)	$(12.20)	$—	$—

Midland basis swaps:
Average Monthly Volume (Bbls)	40,000	30,000	—	—
Spread - WTI	$(4.34)	$(2.35)	$—	$—

The change in volumes between the current and preceding fiscal year is primarily due to monetized hedges during 2016.

Interest Rate Risk

At December 31, 2016, we had $511.7 million of debt outstanding under our revolving credit facility, with a LIBOR Market Index Rate plus 2.25%, or 3.25%. Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our Credit Agreement to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. During December 2016, in connection with our restructuring efforts, we elected to terminate the interest rate swaps associated with our revolving credit facility and in the aggregate paid our counterparties approximately $2.1 million. The Partnership did not have any interest rate swaps at December 31, 2016.

At December 31, 2015, we had the following interest rate open swap positions:

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

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of debt issue costs and any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	December 31, 2016
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$646,287	$314,257
2022 Senior Notes, fixed-rate due August 1, 2022	464,965	223,183

Counterparty and Customer Credit Risk

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Partnership operates. The receivable is recognized when the cost is incurred. We have limited ability to control participation in our wells. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See “Item 1. Business” for further detail about our significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. As of December 31, 2016, some of the lenders, or certain of their affiliates, under our revolving credit facility are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2016, after taking into effect netting arrangements, we had counterparty exposure of $64.9 million related to our derivative instruments. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $107.2 million against amounts outstanding under our revolving credit facility at December 31, 2016.

While we do not require our customers to post collateral and do not have a formal process in place to evaluate and assess the credit standing of our significant customers or the counterparties on our derivative contracts, we do evaluate the credit standing of our customers and such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating and latest financial information or, in the case of a customer with which we have receivables, reviewing its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. Some of the counterparties on our derivative contracts in place as of December 31, 2016 are lenders under our revolving credit facility with investment grade ratings, and we are likely to enter into any future derivative contracts with these or other lenders under our revolving credit facility that also carry investment grade ratings. Several of our significant customers for oil and natural gas receivables have a credit rating below investment grade or do not have rated debt securities. In these circumstances, we have considered the lack of investment grade credit rating in addition to the other factors described above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated and Combined Financial Statements, together with the report of our independent registered public accounting firm, begin on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Under the supervision and with the participation of the Partnership’s management, including the principal executive officer and principal financial officer of our general partner, the Partnership assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Partnership’s management, including our general partner’s principal executive and financial officers, concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria set forth under the COSO Framework.

KPMG LLP, the independent registered public accounting firm who audited the Partnership’s consolidated and combined financial statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP:

We have audited Memorial Production Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Memorial Production Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Memorial Production Partners LP and subsidiaries as of December 31, 2016 and 2015, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2016, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Houston, Texas

March 10, 2017

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Memorial Production Partners GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is a wholly-owned subsidiary of the Partnership. Our general partner owes a contractual duty to our unitholders that is defined by our partnership agreement. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to cause us to incur indebtedness or other obligations that are nonrecourse to it. Except for limited circumstances under our partnership agreement and subject to its duty under our partnership agreement to act in good faith, our general partner has exclusive management power over our business and affairs.

Our general partner has a board of directors that oversees its management, operations and activities. The board of directors currently has five members. The board of directors has determined that Messrs. Clarkson, Highum and Brunson satisfy the independence standards established by NASDAQ and SEC rules. Because we are a limited partnership, we are not required to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee.

Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Historically, unitholders were not entitled to elect the directors of our general partner. Following the MEMP GP Acquisition, for so long as the Partnership owns a majority of the membership interests of MEMP GP, the limited partners of the Partnership will elect the members of the general partner’s board of directors beginning with our next annual meeting. The board of directors is divided into three classes, with Mr. W. Donald Brunson designated as a Class I director with a term expiring at the 2017 annual meeting, Messrs. P. Michael Highum and William J. Scarff designated as Class II directors with terms expiring at the 2018 annual meeting, and Messrs. Jonathan M. Clarkson and John A. Weinzierl designated as Class III directors with terms expiring at the 2019 annual meeting.

In light of the Chapter 11 proceedings and the plan of reorganization that the Debtors are seeking to confirm in connection therewith, it is unlikely that we will hold an annual meeting of our unitholders in 2017. In addition, if (as we expect) we emerge from the Chapter 11 proceedings as a corporation, we will be required to comply with the NASDAQ listing requirements applicable to corporations.

Board Leadership Structure and Role in Risk Oversight

Leadership of our general partner’s board of directors is vested in a Chairman of the board. Jonathan M. Clarkson serves as the Non-Executive Chairman of the board of directors of our general partner. We do not have a policy requiring either that the positions of the Chairman of the board and the Chief Executive Officer, be separate or that they be occupied by the same individual. The board of directors of our general partner believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner as of March 1, 2017.

Name	Age	Position with our General Partner
William J. Scarff	61	President, Chief Executive Officer and Director
Christopher S. Cooper	49	Senior Vice President and Chief Operating Officer
Robert L. Stillwell, Jr.	39	Vice President and Chief Financial Officer
Jason M. Childress	37	Vice President, General Counsel and Corporate Secretary
Matthew J. Hoss	34	Vice President, Accounting
Jonathan M. Clarkson	67	Non-Executive Chairman and Director
W. Donald Brunson	72	Director
P. Michael Highum	66	Director
John A. Weinzierl	48	Director

Our general partner’s directors hold office until the earlier of their respective death, resignation, removal or disqualification or until their respective successors have been elected and qualified. Officers serve at the discretion of the board of directors.

William J. Scarff has served as our general partner’s President and Chief Executive Officer since September 2016, and prior to that, he served as President of our general partner since January 2014 and as a member of the board of directors of our general partner since March 2016. Mr. Scarff also served as President of Memorial Resource from January 2014 to January 2016. Previously, Mr. Scarff served as President of MRD LLC from January 2014 to June 2014. From 2000 through January 2014, Mr. Scarff served as President and Chief Executive Officer of several private exploration and production companies sponsored by NGP. From October 2010 until January 2014, Mr. Scarff was President and Chief Executive Officer of Propel Energy, LLC. Prior to that, he was President and Chief Executive Officer of Seismic Ventures, Inc. from 2006 to 2009. From 2005 to 2014, Mr. Scarff was President and Chief Executive Officer of Proton Operating Company, LLC and from 1999 to 2005, he was President and Chief Executive Officer of Proton Energy, LLC and its affiliates. From 1978 to 1999, Mr. Scarff held a variety of positions of increasing responsibility in Marathon Oil Company, Anadarko Production Company, Burlington Resources, Texas Meridian Resource Corporation and Hilcorp Energy Company.

The board believes Mr. Scarff’s extensive executive experience with oil and natural gas companies brings valuable strategic, managerial and analytical skills to the board and us.

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

Jason M. Childress has served as our general partner’s Vice President, General Counsel and Corporate Secretary since July 2015. Mr. Childress served as the Assistant General Counsel and Assistant Secretary of Memorial Resource from January 2014 to May 2016 and the Assistant General Counsel of MRD LLC from January 2013 to June 2014. From 2007 to January 2013, Mr. Childress practiced corporate and securities law at Akin Gump Strauss Hauer & Feld LLP. Prior to that, he held various positions in the audit practice at PricewaterhouseCoopers LLP.

Matthew J. Hoss has served as our general partner’s Vice President, Accounting since May 2016. Previously he served as Controller of Memorial Resource from January 2015 to April 2016, Director, Accounting from July 2014 to December 2014, Director, Accounting of MRD LLC from January 2014 to June 2014 and Manager, Special Projects from May 2012 to December 2013. Prior to joining MRD LLC, Mr. Hoss held various positions from September 2006 to May 2012 in the transaction services and assurance practices at PricewaterhouseCoopers LLP in Houston, Texas, primarily serving energy clients. Mr. Hoss is a Certified Public Accountant.

Jonathan M. Clarkson has served as Chairman of the board of directors of our general partner since September 2016 and as a member of the board of directors since December 2011. Mr. Clarkson served as Chief Financial Officer for Matrix Oil Corporation from May 2012 until his retirement in January 2016. Mr. Clarkson served as Chairman of the Houston Region of Texas Capital Bank from May 2009 until his retirement in December 2011. From 2003 to May 2009, he served as President and CEO of the Houston Region of Texas Capital Bank. From May 2001 to October 2002, Mr. Clarkson served as President, Chief Financial Officer and a director of Mission Resources Corp., an independent oil and gas exploration and production company. From 1999 through 2001, Mr. Clarkson served as President and Chief Operating Officer of Bargo Energy Company, a private company engaged in the acquisition and exploitation of onshore oil and natural gas properties, which merged with Mission Resources in May 2001. From 1987 to 1999, Mr. Clarkson served as Executive Vice President and Chief Financial Officer for Ocean Energy Corp. and its predecessor company United Meridian Corporation. From October 2006 until December 2009, Mr. Clarkson served on the board of directors, was chairman of the audit committee, and was a member of the compensation committee of Edge Petroleum Corp., an oil and gas exploration and production company. Mr. Clarkson currently serves on the board of directors, is chairman of the audit committee, and is a member of the corporate governance committee, of Parker Drilling Company. This service began in January 2012. Mr.Clarkson also currently serves on the board of directors of Wildhorse Resource Development Corp., which service began in December 2016. He is also the chairman of the audit committee of Wildhorse Resource Development Corp. Since September 2010, Mr. Clarkson has served on the advisory board of Rivington Capital Advisors, LLC, an investment banking firm focused on upstream energy sector investments.

The board believes that Mr. Clarkson brings to the board his substantial prior financial and executive management expertise including his experience as a chief financial officer in the oil and gas industry and his valuable prior board experience and audit and compensation committee service.

W. Donald Brunson has served as a member of the board of directors of our general partner since December 2014. Prior to his retirement in 2012, Mr. Brunson served as Chairman and Co-Founder of Bank of Houston from 2004 to 2012. From 2012 to 2014, he served as Chairman Emeritus of Bank of Houston. From 1996 to 2004, he held positions with American Prudential Capital, Inc. In 1994 and 1995, he served as President and was a board member and member of the executive management committee with Sunbelt National Bank. Prior to 1994, Mr. Brunson also held positions with Southwest Bank of Texas, Heights State Bank, Houston National Bank, Allied Bank of Texas, and Price Waterhouse & Co.

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

John A. Weinzierl has served as a member of the board of directors of our general partner since April 2011. He served as our general partner’s Chief Executive Officer and Chairman of the board of directors from January 2014 until September 2016. Previously, Mr. Weinzierl served as our general partner’s President, Chief Executive Officer and Chairman of the board from April 2011 to January 2014. Mr. Weinzierl also served as Chief Executive Officer and a director of Memorial Resource from January 2014 to January 2016.  Previously, Mr. Weinzierl served as President and Chief Executive Officer of MRD LLC from April 2011 to January 2014 and then as Chief Executive Officer until June 2014.  Prior to the completion of our initial public offering in December 2011, Mr. Weinzierl was a managing director and operating partner of NGP from December 2010 to December 2011. From July 1999 to December 2010, Mr. Weinzierl worked in various positions at NGP, where he became a managing director in December 2004. Mr. Weinzierl was appointed a venture partner of NGP from February 2012 to February 2013. From October 2006 until November 2011, Mr. Weinzierl was a director of Eagle Rock Energy G&P, LLC, the indirect general partner of Eagle Rock Energy Partners, L.P., a (i) natural gas gathering, processing and transportation company and (ii) developer of oil and natural gas properties, where he also served on the compensation committee. Mr. Weinzierl is a registered professional engineer in Texas.

The board believes Mr. Weinzierl’s degree and experience in petroleum engineering, his M.B.A. education, as well as his investment and business expertise honed at NGP bring valuable strategic, managerial and analytical skills to the board and us.

Composition of the Board of Directors

Our general partner’s board of directors consists of five members. The board of directors holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the board of directors from time to time. Special meetings of the board of directors or meetings of any committee thereof may be held at the request of the Chairman of the board of directors or a majority of the board of directors (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a board meeting may be taken without a meeting if such action is evidenced in writing and signed by all of the members of the board of directors.

Board Nominations; Consideration of Diversity

Following the MEMP GP Acquisition, our partnership agreement provides that nominations of persons for election to the board of directors of our general partner may be made at an annual meeting of the limited partners only pursuant to our general partner’s notice of the meeting, (1) by or at the direction of a majority of the directors on the board of directors, or (2) by any limited partner or group of limited partners that holds or beneficially owns, and has continuously held or beneficially owned without interruption for the prior 36 months, at least 3% of our outstanding units; provided that such limited partner, or each limited partner in such group, was a record holder at the time the notice provided for in our partnership agreement was delivered to our general partner and complies with the notice procedures set forth in our partnership agreement.

Historically, the owners of our general partner did not apply a formal diversity policy or set of guidelines in selecting and appointing directors to the board of directors. However, when appointing new directors, the owners of our general partner considered each individual director’s qualifications, skills, business experience and capacity to serve as a director, as described above for each director, and the diversity of these attributes for the board of directors as a whole. When considering new director nominees, our board of directors will utilize these same considerations.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the board of directors of our general partner, all of our independent directors intend to meet in an executive session without participation by management or non-independent directors. Mr. Clarkson is expected to preside over these executive sessions.

Unitholders or interested parties may communicate directly with the board of directors of our general partner, any committee of the board of directors, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: c/o Secretary, Memorial Production Partners LP, 500 Dallas Street, Suite 1600, Houston, Texas 77002. Communications are distributed to the board of directors, committee of the board of directors, or director as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

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

Messrs. Clarkson, Highum and Brunson currently serve on the audit committee, and Mr. Clarkson serves as the chairman. Messrs. Clarkson, Highum and Brunson meet the independence and experience standards established by NASDAQ and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The board of directors of our general partner has determined that Mr. Clarkson is an “audit committee financial expert” as defined under SEC rules. The audit committee held four meetings in 2016.

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

Every member of the conflicts committee must not be an officer or employee of our general partner or its affiliates, must otherwise be independent of our general partner and its affiliates, and must meet the independence standards established by the NASDAQ Marketplace Rules and the Exchange Act to serve on an audit committee of a board of directors. We intend for the conflicts committee to generally have at least two members. Because our partnership agreement only requires that the conflicts committee have at least one member, during any time that the committee only has one member, that single member of the conflicts committee will be able to approve resolutions of conflicts of interest. It is possible that a single-member committee may not function as effectively as a multiple-member committee and, if we pursue a transaction with an affiliate while the conflicts committee has only one member, our limited partners will be deemed to have approved that transaction through the approval of that single-member committee, in the same manner as would have occurred had the committee consisted of more directors. The conflicts committee held 11 meetings in 2016.

Meetings and Other Information

The board of directors of our general partner meets regularly to review significant developments affecting us and to act on matters requiring its approval. The board of directors held 25 meetings in 2016. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors of our general partner and committees of the board of directors on which the director served.

We believe that there are benefits to having members of the board of directors of our general partner attend annual meetings, and we will strongly encourage all of the directors and nominees for director to attend the annual meetings; however, attendance is not mandatory.

In light of the Chapter 11 proceedings and the plan of reorganization that the Debtors are seeking to confirm in connection therewith, it is unlikely that we will hold an annual meeting of our unitholders in 2017.

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

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of MEMP GP, we believe that during the year ended December 31, 2016 the officers and directors of MEMP GP and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

We make available free of charge, within the “Corporate Governance” section of our website at http://investor.memorialpp.com/corporate-governance.cfm, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics. Requests for print copies may be directed to Investor Relations at ir@memorialpp.com or to Investor Relations, Memorial Production Partners LP, 500 Dallas Street, Suite 1600, Houston, Texas 77002 or made by telephone at (713) 588-8346. We intend to post on our website all waivers of or amendments to the Code of Ethics and Code of Business Conduct and Ethics that are required to be disclosed by Form 8-K. The information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Reimbursement of Expenses of Our General Partner

Our partnership agreement requires us to reimburse our general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates, may be reimbursed.

Prior to June 1, 2016, we had an omnibus agreement with a wholly-owned subsidiary of Memorial Resource, pursuant to which management, administrative and operational services were provided to our general partner and us to manage and operate our business. Our general partner had reimbursed Memorial Resource, on a monthly basis, for the allocable expenses it incurred in its performance under the omnibus agreement, and we reimbursed our general partner for such payments it made to Memorial Resource. These expenses included, among other things, salary, bonus, incentive compensation and other amounts paid to persons who performed services for us or on our behalf and other expenses allocated to our general partner. We believed the expenses to be no more than those we would had been required to pay if we received services from an unaffiliated third party. Memorial Resource had substantial discretion to determine in good faith which expenses to incur on our behalf and what portion of its expenses to allocate to us. In turn, our partnership agreement provided that our general partner determined in good faith the expenses that are allocable to us. In connection with the MEMP GP Acquisition, we terminated the omnibus agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Party Agreements — Omnibus Agreement.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis provides an overview of the 2016 executive compensation program for our general partner’s named executive officers (“NEOs”) identified below.

Name	Principal Position
William J. Scarff	President and Chief Executive Officer
Christopher S. Cooper	Senior Vice President and Chief Operating Officer
Robert L. Stillwell, Jr.	Vice President and Chief Financial Officer
Jason M. Childress	Vice President, General Counsel and Corporate Secretary
Matthew J. Hoss	Vice President, Accounting
John A. Weinzierl (1)	Director (former Chairman and Chief Executive Officer)

(1)	Mr. Weinzierl resigned from being the Chairman and Chief Executive Officer in September 2016.

Our Compensation Philosophy

The Partnership employs a compensation philosophy that emphasizes pay-for-performance based on a combination of our partnership’s performance and the individual’s impact on our partnership’s performance and placing the majority of each officer’s compensation at risk. We believe this pay-for-performance approach generally aligns the interests of executive officers who provide services to us with that of our unitholders, and at the same time enables us to maintain a lower level of base salary overhead in the event our operating and financial performance fails to meet expectations. Our general partner’s executive compensation is designed to attract and retain individuals with the background and skills necessary to successfully execute our business model in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interest with that of our unitholders, and to reward success in reaching such goals.

Compensation Setting Process

Prior to the MEMP GP Acquisition. Prior to the MEMP GP Acquisition, all of our general partner’s executive officers and other personnel necessary for our business to function were employed and compensated by our general partner or Memorial Resource, in each case subject to reimbursement by us. Memorial Resource managed our operations and activities, and made certain compensation decisions on our behalf, under the omnibus agreement. The compensation for all of our general partner’s executive officers was paid by Memorial Resource, and we reimbursed Memorial Resource for costs and expenses incurred for our benefit or on our behalf pursuant to the terms of the omnibus agreement.

Responsibility and authority for compensation-related decisions for executive officers and other personnel that were employed by Memorial Resource resided with Memorial Resource. Our general partner’s executive officers managed our business as part of the service provided by Memorial Resource under the omnibus agreement, and the compensation for all of our general partner’s executive officers was indirectly paid by our general partner through reimbursements to Memorial Resource. All determinations with respect to awards made under our long-term incentive plan to executive officers of our general partner and of Memorial Resource were made by the board of directors of our general partner, following the recommendation of Memorial Resource.

The portion of our general partner’s named executive officers’ salaries and bonuses incurred by Memorial Resource that was allocated to us, as reflected in the Summary Compensation Table below, was based on estimated time spent on each entity for 2016, 2015 and 2014.

After the MEMP GP Acquisition. Following the MEMP GP Acquisition, the board of directors of our general partner has the sole responsibility for approving and evaluating the director and executive officer compensation plans, policies and programs of the Partnership. The board of directors uses several different tools and resources in reviewing elements of executive compensation and making compensation decisions, including the compensation consultant noted below. These decisions, however, are not purely formulaic and the board of directors exercises judgment and discretion as appropriate. The board of directors considers input from the Chief Executive Officer of our general partner (our “CEO”) in making determinations regarding our executive compensation program and the individual compensation of each executive officer, other than our CEO. Our CEO and management also provide information to the board of directors regarding the performance of the Partnership for the determination by the board of directors of annual bonuses. The board of directors makes the final determination of NEO compensation. Our CEO makes no recommendations regarding, and does not participate in discussions about, his own compensation.

The Partnership, at the direction of the board of directors of our general partner, engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as the Partnership’s independent compensation consultant to provide recommendations regarding our executive compensation arrangements in 2016. Pearl Meyer reports directly to the board of directors and with the consent of the board of directors, coordinates and gathers information with which to advise the board of directors from members of management. Pearl Meyer assists the board of directors with its review of the Partnership’s executive and director compensation programs including, without limitation: (i) recommending the most appropriate peer group, (ii) examining competitive levels of base salary, annual incentives, total cash compensation, long-term incentives, and total direct compensation of the executive officers of our general partner against the chosen peer group, (iii) comparing the compensation of the Partnership’s executive team to market data to determine current posture relative to the competitive market, (iv) analyzing how peer companies effectively deliver compensation to their executive officers in terms of overall mix and program design, (v) developing initial recommendations as to the amount and form of compensation to be paid to the executive officers of our general partner, (vi) developing initial recommendations as to the design/construct of the Partnership’s go-forward annual incentive (bonus) and long-term incentive programs, and (vii) assisting in the implementation of the short- and long-term incentive programs, including addressing any ongoing concerns.

The board of directors of our general partner selected peer companies reflecting the range of market capitalization of the Partnership over the last several years and similar lines of business to the Partnership (i.e., independent exploration and production companies). The peer group may change from time to time as a result of fluctuations in company size, changes in the business lines of our peers, acquisitions, developments in the oil and gas industry and other factors. The peer group used by the board of directors in making 2016 compensation decisions consisted of the following companies: Whiting Petroleum Corp.; SM Energy Company; Denbury Resources Inc.; EP Energy Corporation; Energen Corp.; Oasis Petroleum Inc.; Breitburn Energy Partners LP; Laredo Petroleum, Inc.; Rice Energy Inc.; Stone Energy Corp.; Carrizo Oil & Gas Inc.; Vanguard Natural Resources, LLC; PDC Energy, Inc.; Legacy Reserves LP; EXCO Resources Inc.; Parsley Energy, Inc.; Bonanza Creek Energy, Inc.; Comstock Resources Inc.; Bill Barrett Corp.; and Northern Oil and Gas, Inc.

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

Base Salary. We believe the base salaries for our general partner’s named executive officers are generally competitive within the master limited partnership market, but are moderate relative to base salaries paid by companies with which we compete for similar executive talent across the broad spectrum of the energy industry. We do not expect automatic annual adjustments to be made to base salary. We review the base salaries on an annual basis and may make adjustments as necessary to maintain a competitive executive compensation structure. As part of our review, we may examine the compensation of executive officers in similar positions with similar responsibilities at peer companies identified by us or the board of directors of our general partner or at companies within the oil and gas industry with which we generally compete for executive talent.

Bonus Awards. Annual bonus awards are discretionary and determined based on financial and individual performance. We review bonus awards for our general partner’s named executive officers annually to determine award payments for the current fiscal year, as well as to establish award opportunities for the next fiscal year. At the end of each fiscal year, we meet with each executive officer to discuss our performance goals for the upcoming fiscal year and what each executive officer is expected to contribute to help us achieve those performance goals. The determination of specific individuals’ cash bonuses will reflect their relative contribution to achieving or exceeding annual goals.  The board of directors considers and takes into account several factors in determining the discretionary bonus awards such as production, operating expenses, safety/environmental, general and administrative expenses and management and strategic initiatives.

Long Term Incentive Compensation. Our general partner has adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan, or our LTIP, for employees, officers, consultants and directors of our general partner and any of its affiliates who perform services for us. Each of our general partner’s named executive officers is eligible to participate in our LTIP. We determine the overall amount of all long-term equity incentive compensation to be granted annually for our employees (including the officers of our general partner). The portion of that compensation to be granted under our LTIP will be granted by our general partner’s board of directors. Our LTIP is administered by a plan administrator, which is currently the board of directors of our general partner.

Our LTIP allows for the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”), other unit-based awards and unit awards. The purpose of awards under our LTIP is to provide additional incentive compensation to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. Our LTIP currently limits the number of common units that may be delivered pursuant to vested awards to 2,142,221 common units.  As of December 31, 2016, only 194,905 of those common units remained available for future awards meaning that substantially all authorized and available common units have been issued or have become subject to an outstanding award under the LTIP. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards.

During the year ended December 31, 2016, our general partner’s named executive officers and independent directors were granted awards of phantom units as indicated in the following table:

Aggregate Number
Award Recipient	of Phantom Units
William J. Scarff	670,391
Christopher S. Cooper	558,659
Robert L. Stillwell, Jr.	363,128
Jason M. Childress	335,196
Matthew J. Hoss	139,665
Jonathan M. Clarkson	51,867
P. Michael Highum	51,867
W. Donald Brunson	51,867
John A. Weinzierl (1)	1,005,587

(1)	All of Mr. Weinzierl’s phantom units were received as an executive officer.

The board of directors of our general partner determines any awards made under our LTIP. With regard to the awards made during 2016, the board of directors took a number of factors into account, including, among others, the significant operational improvements over the course of the prior twelve months; the significant transactions completed by the Partnership, including the MEMP GP Acquisition and the 2015 Beta Acquisition; the significant demand in Houston and worldwide for experienced oil and gas executives; the significant demand in Houston and elsewhere for experienced MLP executives; and information gathered by the board of directors regarding compensation paid to executives at other MLPs and other public oil and gas production companies. For any subsequent year, the board of directors may take some or all of these factors into account, and may also consider other factors that it deems relevant at the time of determination.

Restricted or phantom unit awards are made pursuant to our LTIP and restricted or phantom unit agreements between our general partner and each award recipient. The awards are subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of our general partner’s management and independent directors. Award recipients have all the rights of a unitholder in us with respect to the restricted units, including the right to receive distributions thereon if and when distributions are made by us to our unitholders. With respect to the phantom units with DERs, the award recipients are entitled to receive a cash payment with respect to each phantom unit equal to any cash distribution made by us to our unitholders. The restricted and phantom units vest and the forfeiture restrictions will generally lapse in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant (except with respect to the awards to our independent directors), so long as the award recipient remains in continuous service with our general partner and its affiliates.

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

Key Employee Incentive Plan and Key Employee Retention Program. In October 2016, the board of directors of our general partner approved the adoption of a key employee incentive plan and a key employee retention program for the benefit of certain employees identified by the board of directors, including the named executive officers, whose continued employment and performance is critical to the success of our general partner and the Partnership. In adopting the plans, the board of directors relied upon the market analysis and advice of Pearl Meyer.

Under the key employee incentive plan, the Partnership may make cash bonus payments to specified key employees, including the named executive officers of the Partnership. Participants in the plan will be eligible to receive quarterly cash bonus payments based upon the achievement of pre-established performance measures relating to lease operating expenses, oil and gas production and workplace safety, and such other measures as may be designated by the board of directors. The quarterly bonuses potentially payable to William J. Scarff, Christopher S. Cooper, Robert L. Stillwell, Jr., Jason M. Childress and Matthew J. Hoss, measured at the target level of performance, would be $350,000, $200,000, $200,000, $200,000, and $75,000, respectively. The actual amount payable may be more or less than the target amount, depending upon performance. The key employee incentive plan was effective for the Partnership’s fiscal quarter ending December 31, 2016 and is effective for future fiscal quarters in 2017, unless terminated by the board.

Under the key employee retention program, the Partnership made cash retention payments to specified key employees, including the named executive officers of the Partnership. Participants in the program were eligible to receive lump sum retention payments upon entering into a participation agreement with the Partnership. Under the agreement, retention payments are subject to a repayment “clawback” by the Partnership in the event that the participant terminates employment prior to the occurrence of certain specified events, or expiration of 12 months from the date of the agreements, if later, and subject to exceptions for terminations of employment under certain circumstances. The cash retention bonuses paid (subject to clawback) to Messrs. Scarff, Cooper, Stillwell, Childress and Hoss were $800,000, $675,000, $625,000, $575,000, and $100,000, respectively. Mr. Hoss is eligible to receive an additional cash bonus of $100,000 upon the occurrence of certain specified events or expiration of 12 months from the date of the agreement, if later.

Severance and Change in Control Benefits. On May 4, 2016, we entered into change of control agreements with the executive officers of our general partner. These change of control agreements require our general partner to provide certain compensation and benefits to such officers if such officer’s employment is terminated on account of a qualifying termination (as defined below). The change of control agreements continue in effect until the earlier of (i) a separation from service other than on account of a qualifying termination, (ii) our general partner’s satisfaction of all of its obligations under the change of control agreement, or (iii) the execution of a written agreement between our general partner and the executive officer terminating the change of control agreement.

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

“Qualifying termination” means, as to any executive, the separation of service on account of (i) an involuntary termination by our general partner without “cause” or (ii) such executive’s voluntary resignation for “good reason”, in each case, within six months prior to, or twenty-four months following, a change of control. The term “cause” means (i) such executive’s commission of, conviction for, plea of guilty or nolo contendere to a felony or a crime involving moral turpitude; (ii) engaging in conduct that constitutes fraud, gross negligence or willful misconduct that results or would reasonably be expected to result in material harm to the Partnership or its affiliates or their respective businesses or reputations; (iii) breach of any material terms of such executive’s employment, including any of our general partner’s policies or code of conduct; or (iv) willful and continued failure to substantially perform such executive’s duties for our general partner which such failure is not remedied within ten business days after receipt of written demand of substantial performance by the board of directors of our general partner. The term “good reason” means the occurrence of one of the following without an executive’s express written consent (i) a material reduction of such executive’s duties, position or responsibilities, or such executive’s removal from such position and responsibilities, unless such executive is offered a comparable position (i.e., a position of equal or greater organizational level, duties, authority, compensation, title and status); (ii) a material reduction by our general partner of such executive’s base compensation (base salary and target bonus) as in effect immediately prior to such reduction; (iii) such executive is requested to relocate (except for office relocations that would not increase such executive’s one way commute by more than 50 miles); or (iv) any other action or inaction that constitutes a material breach by our general partner of the change of control agreement. The term “change of control” has the meaning ascribed to such term in the LTIP; provided that a change of control shall be deemed not to have occurred if the Partnership acquires our general partner.

In the event that the board of directors of our general partner determines that payments to be made to an executive under the change of control agreement would constitute “excess parachute payments” subject to excise tax under Section 4999 of the Internal Revenue Code, then the amount of such payments shall either (i) be reduced so that such payments will not be subject to such excise tax or (ii) paid in full, whichever results in the better net after tax position for the executive.

Other Benefits. We do not maintain a defined benefit pension plan for the executive officers of our general partner, because it believes such plans primarily reward longevity rather than performance. We provide a basic benefits package generally to all employees, which includes a 401(k) plan and health, disability and life insurance.

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

The board of directors of Memorial Production Partners GP LLC

Jonathan M. Clarkson
W. Donald Brunson
P. Michael Highum
John A. Weinzierl
William J. Scarff

Employment Agreements

Our general partner has not entered into any employment agreements with any of our named executive officers, other than change of control agreements.

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

Relation of Compensation Policies and Practices to Risk Management

Our compensation policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance can foster the potential for management and others to take unnecessary or excessive risks to reach performance thresholds that qualify them for additional compensation.

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

Summary Compensation Table

The following table includes the compensation earned by our general partner’s named executive officers for the years ended December 31, 2016, 2015 and 2014.

				Equity	All Other
Name and Position	Year	Salary (6)	Bonus	Awards (7)	Compensation (8)	Total
William J. Scarff	2016	$327,500	$800,000	$1,200,000	$56,234	$2,383,734
President and Chief Executive Officer	2015	175,000	112,000	574,996	190,917	1,052,913
	2014	153,542	176,458	1,999,990	108,250	2,438,240

Christopher S. Cooper	2016	$322,083	$675,000	$1,000,000	$38,081	$2,035,165
Senior Vice President and Chief Operating Officer (1)	2015	175,000	112,000	900,000	96,792	1,283,792

Robert L. Stillwell, Jr.	2016	$298,125	$625,000	$650,000	$37,258	$1,610,383
Vice President and Chief Financial Officer (2)	2015	162,500	100,000	750,003	82,491	1,094,994
	2014	123,750	96,250	250,007	44,830	514,837

Jason M. Childress (3)	2016	$253,125	$575,000	$600,000	$27,697	$1,455,822
Vice President, General Counsel and Corporate Secretary

Matthew J. Hoss (4)	2016	$176,667	$100,000	$250,000	$24,301	$550,968
Vice President, Accounting

John A. Weinzierl (5)	2016	$159,215	$—	$1,800,000	$70,686	$2,029,901
Director (former Chairman and Chief Executive Officer)	2015	212,500	112,000	975,009	407,021	1,706,530
	2014	165,000	—	2,800,008	468,106	3,433,114

(1)	Mr. Cooper has served as Senior Vice President and Chief Operating Officer since November 2014.
(2)	Mr. Stillwell was appointed Vice President, Finance in July 2014 and appointed to Vice President and Chief Financial Officer in January 2015. Mr. Stillwell became a named executive officer in 2014.
(3)	Mr. Childress has served as Vice President, General Counsel, and Corporate Secretary since July 2015. Mr. Childress became a named executive officer in 2016.
(4)	Mr. Hoss has served as Vice President, Accounting since May 2016. Mr. Hoss became a named executive officer in 2016.
(5)

Mr. Weinzierl served as our CEO and Chairman of the board of directors until September 2016 and a member of the board of directors of our general partner since April 2011. Mr. Weinzierl’s salary for 2016 includes both salary related to being CEO of approximately $71,715 and compensation paid as a director of approximately $87,500.

(6)

Prior to June 1, 2016, salary and other compensation earned by our general partner’s executive officers was allocated to us by Memorial Resource and based on the terms as set forth by the MEMP GP Acquisition purchase and sale agreement for the period from April 1, 2016 through the closing date of the transaction. After June 1, 2016, salary earned by our general partner’s executive officers was paid directly by the Partnership.

(7)

Reflects the aggregate grant date fair value of restricted and/or phantom unit awards granted under the LTIP calculated by multiplying the number of restricted and/or phantom units granted to each executive by the closing price of our common units on date of grant. For information about assumptions made in the valuation of these awards, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” The closing price of our common units at December 31, 2016 was $0.12 per unit.

(8)

Amounts include (i) matching contributions underfunded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on LTIP awards, (iii) the dollar value of life insurance premiums paid on behalf of the officer and (iv) the dollar value of short and long term disability insurance premiums paid on behalf the officer.

The following supplemental table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2016:

	Quarterly
	Distributions		Total
	Paid On		All Other
Name	Awards	Other (2)	Compensation
William J. Scarff	$34,527	$21,707	$56,234
Christopher S. Cooper	24,149	13,932	38,081
Robert L. Stillwell, Jr.	19,940	17,318	37,258
Jason M. Childress	15,720	11,977	27,697
Matthew J. Hoss	5,553	18,748	24,301
John A. Weinzierl (1)	56,691	13,996	70,686

(1)	Mr. Weinzierl resigned from being the Chairman and Chief Executive Officer in September 2016.
(2)

Prior to June 1, 2016, other compensation earned by our general partner’s executive officers was allocated to us by Memorial Resource and based on the terms as set forth by the MEMP GP Acquisition purchase and sale agreement for the period from April 1, 2016 through the closing date of the transaction. After June 1, 2016, salary earned by our general partner’s executive officers was paid directly by the Partnership.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers in 2016.

		All Other
		Equity Awards:	Grant Date
		Number of	Fair Value of Unit
		Phantom Units	and Option Awards
Name	Grant Date	(#) (1)	($) (2)
William J. Scarff	06/14/16	670,391	1,200,000
Christopher S. Cooper	06/14/16	558,659	1,000,000
Robert L. Stillwell, Jr.	06/14/16	363,128	650,000
Jason M. Childress	06/14/16	335,196	600,000
Matthew J. Hoss	06/14/16	139,665	250,000
John A. Weinzierl (3)	06/14/16	1,005,587	1,800,000

(1)	Represents the amount of phantom units awarded to our named executive officers under the LTIP, none of which are tied to performance based criteria.
(2)

Reflects the aggregate grant date fair value of phantom unit awards granted under the LTIP calculated by multiplying the number of phantom units granted to each executive by the closing price of our common units on the date of grant. For information about assumptions made in the valuation of these awards, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” See table below for the market value of such awards, in addition to other unvested awards at December 31, 2016.

(3)	Mr. Weinzierl resigned from being the Chairman and Chief Executive Officer in September 2016.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2016.

		Restricted and Phantom
		Unit Awards
		Number of Units	Market Value of
		That Have	Units That Have
	Vesting	Not Vested	Not Vested
Name	Date (1)	(#)	($) (2)
William J. Scarff	Various	725,850	87,102
Christopher S. Cooper	Various	598,046	71,766
Robert L. Stillwell, Jr.	Various	400,320	48,038
Jason M. Childress	Various	357,442	42,893
Matthew J. Hoss	Various	144,515	17,342
John A. Weinzierl	Various	1,090,558	130,867

(1)

One-third vests on the first, second, and third anniversaries of each date of grant. Of the 3,331,834 non-vested restricted common unit and phantom unit awards presented in the table, approximately 1,201,107 vest in 2017, 1,106,521 vest in 2018 and 1,024,206 vest in 2019. There were 15,103 restricted common units that vested on January 9, 2017.

(2)

Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2016 of $0.12 per unit.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to equity-based awards held by our named executive officers, which vested in 2016.

		Restricted Common Unit Awards
		Number of Units	Unit Price	Market Value of Units
Name	Vesting Date (1)	That Have Vested	On Vesting Date	That Have Vested
		(#) (2)		($) (3)
William J. Scarff	05/29/16	12,829	$2.11	27,069
	05/30/16	29,802	$2.11	62,882

Christopher S. Cooper	01/09/16	11,327	$2.41	27,298
	05/29/16	8,367	$2.11	17,654

Robert L. Stillwell, Jr.	05/29/16	16,734	$2.11	35,309
	05/30/16	3,725	$2.11	7,860
	05/31/16	3,349	$2.10	7,033

Jason M. Childress	05/29/16	2,622	$2.11	5,532
	05/30/16	3,397	$2.11	7,168
	05/31/16	3,367	$2.10	7,071
	07/01/16	6,803	$1.91	12,994

Matthew J. Hoss	05/29/16	2,008	$2.11	4,237
	05/30/16	834	$2.11	1,760
	05/31/16	1,674	$2.10	3,515

John A. Weinzierl	01/09/16	3,776	$2.41	9,100
	05/29/16	17,850	$2.11	37,664
	05/30/16	41,723	$2.11	88,036
	05/31/16	39,872	$2.10	83,731

(1)	One-third vests on the first, second, and third anniversaries of each date of grant. There were 15,103 restricted common units that vested on January 9, 2017.
(2)	Represents gross vesting amounts prior to any units withheld for taxes.
(3)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units on the respective vesting date.

Pension Benefits

Currently, our general partner does not, and does not intend to, provide pension benefits to our general partner’s named executive officers.

Nonqualified Deferred Compensation

Currently, our general partner does not, and does not intend to, sponsor or adopt a nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change in Control

The following table sets forth information concerning the change in control and severance payments to be made to each of our named executive officers in connection with a change in control or termination of employment, presuming a termination or change in control date of December 31, 2016 and a valuation of our common units based on its closing market price of $0.12 per unit. The below table only includes information for employment termination or change in control events that trigger vesting or severance-related payments, and assumes that each executive will take all action necessary or appropriate for such person to receive the maximum available benefit, such as execution of a release of claims. Additional descriptions of the terms of our agreements, plans, and arrangements with our named executive officers are set forth in “Item 11. Executive Compensation — Elements of Executive Compensation.”

The precise amount that each of our named executive officers would receive cannot be determined with any certainty until a change of control has occurred. Therefore, such amounts should be considered “forward-looking statements.”

Name	Change in Control (with Termination without Cause or Voluntary Resignation for Good Reason	Voluntary Resignation (outside a Change in Control)	Termination without Cause (outside a Change of Control)	Termination for Cause	Termination due to Death or Disability
William J. Scarff
Cash Severance	$3,000,000	$—	$—	$—	$—
Accelerated Equity Compensation	81,113	—	—	—	—
Health and Welfare Benefits	18,834	—	—	—	—
Financial Counseling	30,000	—	—	—	—
Outplacement Assistance	30,000	—	—	—	—
Total	$3,159,947	$—	$—	$—	$—
Christopher S. Cooper
Cash Severance	$1,691,000	$—	$—	$—	$—
Accelerated Equity Compensation	71,766	—	—	—	—
Health and Welfare Benefits	23,863	—	—	—	—
Financial Counseling	30,000	—	—	—	—
Outplacement Assistance	30,000	—	—	—	—
Total	$1,846,629	$—	$—	$—	$—
Robert L. Stillwell, Jr.
Cash Severance	$1,577,000	$—	$—	$—	$—
Accelerated Equity Compensation	48,038	—	—	—	—
Health and Welfare Benefits	28,614	—	—	—	—
Financial Counseling	30,000	—	—	—	—
Outplacement Assistance	30,000	—	—	—	—
Total	$1,713,652	$—	$—	$—	$—
Jason M. Childress
Cash Severance	$918,750	$—	$—	$—	$—
Accelerated Equity Compensation	42,893	—	—	—	—
Health and Welfare Benefits	8,443	—	—	—	—
Financial Counseling	30,000	—	—	—	—
Outplacement Assistance	30,000	—	—	—	—
Total	$1,030,086	$—	$—	$—	$—
Matthew J. Hoss
Cash Severance	$528,750	$—	$—	$—	$—
Accelerated Equity Compensation	17,342	—	—	—	—
Health and Welfare Benefits	15,655	—	—	—	—
Financial Counseling	30,000	—	—	—	—
Outplacement Assistance	30,000	—	—	—	—
Total	$621,747	$—	$—	$—	$—

Director Compensation

Officers or employees of our general partner or its affiliates, who also serve as directors of our general partner, including Scott A. Gieselman, Kenneth A. Hersh and Tony R. Weber, who each resigned from the board on March 4, 2016, do not receive additional compensation for their service as a director of our general partner. Each director who is not an officer or employee of our general partner or its affiliates receives compensation as a “non-employee director” for attending meetings of the board of directors, as well as committee meetings. The following table presents information regarding compensation paid to the independent directors of our general partner during the year ended December 31, 2016.

	Fees Earned	Phantom	All Other
	or Paid in Cash	Unit Awards	Compensation	Total
Name	($)	($)(2)	(3)	($)
Jonathan M. Clarkson (1)	225,000	125,000	31,085	381,085
P. Michael Highum	181,250	125,000	31,085	337,335
W. Donald Brunson	181,250	125,000	27,798	334,048

(1)	Serves as chairman of the board and the audit committee.
(2)

Reflects the aggregate grant date fair value of phantom unit awards granted under the LTIP calculated by multiplying the number of phantom units granted to each director by the closing price of $0.12 per unit on December 31, 2016 with respect to the grants made to Messrs. Clarkson, Highum and Brunson on January 8, 2016. For information about assumptions made in the valuation of these awards, see Note 12 of the Notes to Consolidated and Combined Financial Statements included under “Item 8. Financial Statements and Supplementary Data.” At December 31, 2016, Messrs. Clarkson, Highum, and Brunson had 51,867; 51,867; and 51,867 phantom units outstanding, respectively, that vested on January 8, 2017.

(3)	Represents quarterly distribution paid on LTIP Awards.

Phantom units were awarded to the non-employee directors in January 2016 with a one year vesting period. The awards included DERs pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distribution that we pay to a holder of a common unit. Upon vesting, the phantom units shall be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units.

Effective in October 2016, the following compensation, payable at the beginning of each quarter, has been approved for the non-employee directors:

•	an annual retainer of $250,000 for each director;
•	a supplemental quarterly retainer of $25,000 for each director;
•	an annual retainer of $125,000 for the non-executive chairman of the board of directors; and
•	an annual retainer of $20,000 for the chairman of the audit committee.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of January 31, 2017, the following table sets forth the beneficial ownership of our common units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	each director of our general partner;
•	each named executive officer of our general partner; and
•	all directors and executive officers of our general partner as a group.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Name of Beneficial Owner (1)	(2)	(3)
Jonathan M. Clarkson	32,652	*
P. Michael Highum	20,242	*
W. Donald Brunson	16,666	*
John A. Weinzierl	570,856	*
William J. Scarff	109,476	*
Christopher S. Cooper	49,394	*
Robert L. Stillwell, Jr.	64,392	*
Jason M. Childress	41,462	*
Matthew J. Hoss	10,213	*
All executive officers and directors as a group (9 persons)	4,143,580	4.90%
* Less than 1.0%

(1)	The address for all beneficial owners in this table is 500 Dallas Street, Suite 1600, Houston, Texas 77002.
(2)

Includes common units purchased in the directed unit program at the closing of our initial public offering as well as restricted common units awarded under the Memorial Production Partners GP LLC Long-Term Incentive Plan.

(3)	Based on 83,809,509 common units outstanding at January 31, 2017.

Our general partner’s named executive officers also beneficially own derivative securities. See Item 11. “Executive Compensation” for additional information.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Long-Term Incentive Plan	—	—	194,905

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

On June 1, 2016, the Partnership acquired all of the equity interests in our general partner, MEMP GP, from Memorial Resource for cash consideration of approximately $0.8 million. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition. In connection with the closing of the transaction, our partnership agreement was amended and restated to, among other things, (i) convert MEMP GP’s 0.1% general partnership interest into a non-economic general partner interest, (ii) cancel the IDRs of the Partnership, and (iii) provide that the limited partners of the Partnership will elect the members of MEMP GP’s board of directors beginning with our next annual meeting. On June 1, 2016, the Partnership also acquired the remaining 50% of the IDRs of the Partnership owned by an NGP affiliate.

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

Formation Stage

The consideration received by our general partner and Memorial Resource prior to or in connection with our initial public offering	•	7,061,294 common units. All of these units were sold to the public in a secondary offering by Memorial Resource in November 2013;
	•	5,360,912 subordinated units, all of which converted to common units on February 13, 2015. MRD Holdco sold all of such common units and no longer owns any of our common units;
	•	21,444 general partner units;
	•	all of our IDRs (50% of which were transferred to the Funds in December 2013); and
	•	approximately $280 million in cash.

Operational Stage

Distributions of available cash to our general partner and its affiliates

Prior to June 1, 2016 we generally made cash distributions 99.9% to our unitholders, pro rata and 0.1% to our general partner, assuming it made any capital contributions necessary to maintain its 0.1% general partner interest in us. In addition, if distributions exceeded the minimum quarterly distribution and other higher target distribution levels, our general partner would have been entitled to increasing percentages of the distributions, up to a maximum of 25.0% of the distributions above the highest target distribution level, including the general partner’s 0.1% general partner interest.

In connection with the closing of the transactions on June 1, 2016, our partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Partnership held by MEMP GP into a non-economic general partner interest and (ii) cancel the IDRs.

Prior to June 1, 2016, our general partner and its affiliates received an aggregate of less than $0.1 million in cash distributions from us.

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

For the five months ended May 31, 2016, we reimbursed our general partner and its affiliates an aggregate of $12.3 million for all direct and indirect expenses incurred or payments made on our behalf and all other expenses allocable to us or otherwise incurred in connection with operating our business.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Fourth Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC

Memorial Production Partners GP LLC, our general partner, owns a non-economic general partner interest in us. Under our general partner’s fourth amended and restated limited liability company agreement, the Partnership owns 100% of the membership interests in our general partner.

Related Party Agreements

We and certain of our affiliates have entered into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

Omnibus Agreement

On June 1, 2016, we terminated the omnibus agreement under which Memorial Resource provided management, administrative and operations personnel to us and our general partner. Pursuant to the omnibus agreement, we were required to reimburse Memorial Resource for all expenses incurred by Memorial Resource (or payments made on our behalf) in conjunction with its provision of general and administrative services to us, including, but not limited to, our public company expenses and an allocated portion of the salary and benefits of the executive officers of our general partner and other employees of Memorial Resource who performed services for us or on our behalf. We were also obligated to reimburse Memorial Resource for insurance coverage expenses it incurred with respect to our business and operations and with respect to director and officer liability coverage for the officers and directors of our general partner.

Pursuant to the omnibus agreement, Memorial Resource had indemnified our general partner and us against income taxes attributable to pre-closing ownership or operation of the assets we acquired in connection with our initial public offering, including any income tax liabilities related to such acquisition occurring on or prior to the closing of our initial public offering.

Memorial Resource’s indemnification obligation survives for sixty days after the expiration of the applicable statute of limitations with respect to income taxes.

Pursuant to the omnibus agreement, we indemnified Memorial Resource for any liabilities incurred by Memorial Resource attributable to the operating and administrative services provided to us under the omnibus agreement, other than liabilities resulting from Memorial Resource’s bad faith, fraud, gross negligence or willful misconduct. In addition, Memorial Resource indemnified us for any liability that was incurred as a result of Memorial Resource’s bad faith or willful misconduct in providing operating and administrative services under the omnibus agreement.

Classic Agreements

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

Review, Approval or Ratification of Transactions with Related Persons

The board of directors of our general partner has adopted a Code of Business Conduct and Ethics that sets forth our policies for the review, approval and ratification of transactions with related persons. Pursuant to the Code of Business Conduct and Ethics, a director is expected to bring to the attention of the Chief Executive Officer or the board of directors of our general partner any conflict or potential conflict of interest or related person transaction that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict will be addressed in accordance with our general partner’s organizational documents and the provisions of our partnership agreement. The resolution may be determined by disinterested directors, our general partner’s board of directors, or the conflicts committee of our general partner’s board of directors. Our Code of Business Conduct and Ethics is available within the “Corporate Governance” section of our website at http://investor.memorialpp.com/governance.cfm.

Under the Code of Business Conduct and Ethics, any executive officer of our general partner is required to avoid conflicts of interest or related person transaction unless approved by the board of directors. The board of directors of our general partner establishes a conflicts committee from time to time comprised of three independent directors. Our general partner may, but is not required to, seek the approval of the conflicts committee in connection with future acquisitions from (or other transactions with) any of its affiliates. The conflicts committee is entitled to hire its own financial and legal advisors in connection with any matters on which the board of directors of our general partner has sought the conflicts committee’s approval.

Prior to June 1, 2016, Memorial Resource and its affiliates were free to offer properties to us on terms it or they deemed acceptable, and the board of directors of our general partner (or the conflicts committee) was free to accept or reject any such offers, negotiating terms it deemed acceptable to us. As a result, the board of directors of our general partner (or the conflicts committee) would decide, in its sole discretion, the appropriate value of any assets offered to us by Memorial Resource or its affiliates. In so doing, we expected the board of directors (or the conflicts committee) would have considered a number of factors in its determination of value, including, without limitation, production and reserve data, operating cost structure, current and projected cash flows, financing costs, the anticipated impact on distributions to our unitholders, production decline profile, commodity price outlook, reserve life, future drilling inventory and the weighting of the expected production between oil and natural gas.

We expect that any of our affiliates will consider a number of the same factors considered by the board of directors of our general partner to determine the proposed price for any assets it or they may offer to us in future periods.

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

The audit committee of the board of directors of our general partner selected KPMG LLP (“KPMG”), an independent registered public accounting firm, to audit our consolidated and combined financial statements for the year ended December 31, 2016. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this annual report for the year ended December 31, 2016 were approved by the audit committee.

The following table summarizes the aggregate KPMG fees for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	2016	2015
Audit fees (1)	$1,185	$2,047
Audit-related fees (2)	25	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,210	$2,047

(1)

Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. For 2016 and 2015, those fees primarily related to the (i) audit of our annual financial statements and internal controls over financial reporting included in our annual reports, (ii) the review of our quarterly financial statements filed on Form 10-Q, (iii) services in connection with the Partnership’s acquisitions, and (iv) services in connection with the at-the-market program.

(2)

Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. For 2016, these fees primarily related to an agreed-upon procedures report in connection with the Partnership’s royalty relief program. No such services were rendered by KPMG during the years ended December 31, 2015.

(3)

Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning. No such services were rendered by KPMG during the year ended December 31, 2016 and 2015.

(4)	No such services were rendered by KPMG during the years ended December 31, 2016 and 2015.

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

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Memorial Production Partners LP
(Registrant)

	By:	Memorial Production Partners GP LLC, its general partner

Date: March 10, 2017	By:	/s/ Robert L. Stillwell, Jr.
Robert L. Stillwell, Jr.
Vice President and Chief Financial Officer of Memorial Production Partners GP LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title (Position with Memorial Production Partners GP LLC)	Date

/s/ William J. Scarff	President, Chief Executive Officer and Director	March 10, 2017
William J. Scarff	(Principal Executive Officer)

/s/ Robert L. Stillwell, Jr.	Vice President and Chief Financial Officer	March 10, 2017
Robert L. Stillwell, Jr.	(Principal Financial Officer)

/s/ Matthew J. Hoss	Vice President, Accounting	March 10, 2017
Matthew J. Hoss	(Principal Accounting Officer)

/s/ Jonathan M. Clarkson	Non-Executive Chairman and Director	March 10, 2017
Jonathan M. Clarkson

/s/ W. Donald Brunson	Director	March 10, 2017
W. Donald Brunson

/s/ P. Michael Highum	Director	March 10, 2017
P. Michael Highum

/s/ John A. Weinzierl	Director	March 10, 2017
John A. Weinzierl

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEMORIAL PRODUCTION PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Memorial Production Partners GP LLC and

Unitholders of Memorial Production Partners LP

We have audited the accompanying consolidated balance sheets of Memorial Production Partners LP and subsidiaries (the Partnership) as of December 31, 2016 and 2015, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2016, and the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Memorial Production Partners LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated and combined financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated and combined financial statements, the Partnership’s decreased liquidity has adversely impacted the Partnership’s ability to comply with financial debt covenants and raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated and combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated and combined financial statements, the statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2015 have been prepared on a combined basis of accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Memorial Production Partners LP and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 10, 2017

MEMORIAL PRODUCTION PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,373	$599
Accounts receivable	34,584	60,239
Short-term derivative instruments	69,464	272,320
Prepaid expenses and other current assets	13,163	7,028
Total current assets	132,584	340,186
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,115,012	3,616,325
Support equipment and facilities	199,093	205,876
Other	15,344	2,671
Accumulated depreciation, depletion and impairment	(1,749,747)	(1,878,549)
Property and equipment, net	1,579,702	1,946,323
Long-term derivative instruments	102,630	461,810
Restricted investments	156,234	152,631
Other long-term assets	2,104	5,053
Total assets	$1,973,254	$2,906,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,353	$8,792
Accounts payable - affiliates	—	3,339
Revenues payable	21,285	25,504
Accrued liabilities (see Note 3)	65,235	52,923
Short-term derivative instruments	—	2,850
Current portion of long-term debt (see Note 9)	1,622,904	—
Total current liabilities	1,713,777	93,408
Long-term debt (see Note 9)	—	2,000,579
Asset retirement obligations	154,913	162,989
Long-term derivative instruments	—	1,441
Deferred tax liabilities	2,280	2,094
Other long-term liabilities	2,795	—
Total liabilities	1,873,765	2,260,511
Commitments and contingencies (see Note 14)
Equity:
Partners' equity:
Common units (83,827,920 units outstanding at December 31, 2016 and 82,906,400 units outstanding at December 31, 2015)	99,489	644,644
General partner (86,797 units outstanding at December 31, 2015)	—	848
Total partners' equity	99,489	645,492
Total liabilities and equity	$1,973,254	$2,906,003

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED OPERATIONS

(In thousands, except per unit amounts)

	For the Year Ended
	December 31,
	2016	2015	2014
Revenues:
Oil & natural gas sales	$284,051	$355,422	$561,677
Other revenues	529	2,725	4,366
Total revenues	284,580	358,147	566,043

Costs and expenses:
Lease operating	126,175	168,199	143,733
Gathering, processing, and transportation	34,979	34,939	31,892
Exploration	981	2,317	2,750
Taxes other than income	15,540	25,828	33,141
Depreciation, depletion, and amortization	171,629	195,814	185,955
Impairment of proved oil and natural gas properties	183,437	616,784	407,540
General and administrative	63,280	56,671	49,124
Accretion of asset retirement obligations	10,231	7,125	5,773
(Gain) loss on commodity derivative instruments	117,105	(462,890)	(492,254)
(Gain) loss on sale of properties	(2,754)	(2,998)	—
Other, net	516	(665)	(11)
Total costs and expenses	721,119	641,124	367,643
Operating income (loss)	(436,539)	(282,977)	198,400
Other income (expense):
Interest expense, net	(146,031)	(115,154)	(83,550)
Other income (expense)	8	43	(657)
Gain on extinguishment of debt	42,337	422	—
Total other income (expense)	(103,686)	(114,689)	(84,207)
Income (loss) before income taxes	(540,225)	(397,666)	114,193
Income tax benefit (expense)	(173)	2,175	1,421
Net income (loss)	(540,398)	(395,491)	115,614
Net income (loss) attributable to noncontrolling interest	—	386	32
Net income (loss) attributable to Memorial Production Partners LP	$(540,398)	$(395,877)	$115,582

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(540,398)	$(395,877)	$115,582
Net (income) loss allocated to previous owners	—	2,268	2,465
Net (income) loss allocated to general partner	168	327	(206)
Net (income) loss allocated to NGP IDRs	—	(83)	(88)
Limited partners' interest in net income (loss)	$(540,230)	$(393,365)	$117,753

Earnings per unit: (Note 11)
Basic and diluted earnings per unit	$(6.48)	$(4.71)	$1.66
Weighted average limited partner units outstanding:
Basic and diluted	83,351	83,528	70,859

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(540,398)	$(395,491)	$115,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	171,629	195,814	185,955
Impairment of proved oil and natural gas properties	183,437	616,784	407,540
(Gain) loss on derivative instruments	118,395	(458,216)	(492,405)
Cash settlements (paid) received on expired derivative instruments	210,704	250,043	11,693
Cash settlements (paid) on terminated derivatives	228,646	47,930	—
Premiums paid for commodity derivatives	—	(47,930)	—
Bad debt expense	2,050	—	—
Deferred income tax expense (benefit)	187	(2,234)	(1,548)
Amortization and write-off of deferred financing costs	22,106	6,058	4,227
Amortization and write-off of senior notes discount	13,185	2,430	1,921
Gain on extinguishment of debt	(42,337)	(422)	—
Accretion of asset retirement obligations	10,231	7,125	5,773
Gain on sale of properties	(2,754)	(2,998)	—
Unit-based compensation (see Note 12)	7,350	10,809	7,874
Settlement of asset retirement obligations	(1,442)	(1,430)	—
Exploration costs	792	2,078	1,960
Other	229	—	—
Changes in operating assets and liabilities:
Accounts receivable	23,928	15,528	(18,022)
Prepaid expenses and other assets	(4,088)	2,275	(2,695)
Payables and accrued liabilities	4,084	(32,068)	27,037
Other	2,692	666	(651)
Net cash provided by operating activities	408,626	216,751	254,273
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	—	(100,730)	(1,083,761)
Acquisition post-closing adjustments receipts	—	9,570	—
Additions to oil and gas properties	(57,675)	(241,299)	(298,274)
Additions to restricted investments	(8,443)	(5,690)	(3,976)
Withdrawals of restricted investments	4,840	—	—
Additions to other property and equipment	(7,875)	—	(98)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	52,711	580	—
Net cash used in investing activities	(16,442)	(337,569)	(1,386,109)
Cash flows from financing activities:
Advances on revolving credit facilities	144,000	562,000	1,446,000
Payments on revolving credit facilities	(468,348)	(138,000)	(1,137,000)
Proceeds from senior notes	—	—	492,425
Deferred financing costs	(1,350)	(341)	(11,494)
Repurchase of senior notes	(41,261)	(2,914)	—
Capital contributions from previous owners	—	1,912	5,990
Contributions related to sale of assets to NGP affiliate	26	860	—
Transfer of operating subsidiary from Memorial Resource	2,363	—	—
Proceeds from general partner contributions	—	—	570
Proceeds from the issuance of common units	2,385	—	553,288
Costs incurred in conjunction with issuance of common units	(536)	—	(12,510)
Purchase of noncontrolling interest	—	(5,946)	—
Distributions to partners	(13,300)	(163,259)	(154,852)
Distribution to Memorial Resource (see Note 1)	—	(78,396)	(48,880)
Acquisition of General Partner (see Note 1)	(750)	—	—
Acquisition of IDRs from NGP (see Note 1)	(50)	—	—
Restricted units returned to plan	(589)	(1,285)	(1,012)
Repurchases under unit repurchase program	—	(54,184)	(11,531)
Distributions made by previous owners	—	—	(9,886)
Net cash (used in) provided by financing activities	(377,410)	120,447	1,111,108
Net change in cash and cash equivalents	14,774	(371)	(20,728)
Cash and cash equivalents, beginning of period	599	970	21,698
Cash and cash equivalents, end of period	$15,373	$599	$970

See Accompanying Notes to Consolidated and Combined Financial Statements.

See Note 3 for Supplemental Cash Flow information

MEMORIAL PRODUCTION PARTNERS LP

STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY

(In thousands)

	Partner's Equity (Deficit)
	Limited Partners		General	Previous	NGP	Noncontrolling
	Common	Subordinated	Partner	Owners	IDRs	Interest	Total
Balance, December 31, 2013	$582,075	$(8,715)	$728	$283,405	$—	$5,528	$863,021
Net income (loss)	113,573	4,180	206	(2,465)	88	32	115,614
Net proceeds from the issuance of common units	540,698	—	—	—	—	—	540,698
Contributions	—	—	570	5,990	—	—	6,560
Distributions	(142,719)	(11,794)	(251)	(9,886)	(88)	—	(164,738)
Distribution attributable to net assets acquired (see Note 13)	(2,321)	(90)	(2)	—	—	—	(2,413)
Distribution of net asset to MRD Holdco	—	—	—	(26,131)	—	—	(26,131)
Amortization of equity awards	7,874	—	—	—	—	—	7,874
Tax related effects attributable to Memorial Resource restructuring and initial public offering	—	—	—	(30,483)	—	—	(30,483)
Common units repurchased under repurchase program (see Note 10)	(12,903)	—	—	—	—	—	(12,903)
Restricted units repurchased (see Note 10)	(1,012)	—	—	—	—	—	(1,012)
Other	—	—	—	227	—	—	227
Balance, December 31, 2014	1,085,265	(16,419)	1,251	220,657	—	5,560	1,296,314
Net income (loss)	(393,395)	30	(327)	(2,268)	83	386	(395,491)
Contributions (see Note 13)	2,962	—	3	1,912	—	—	4,877
Distributions	(159,975)	(2,949)	(252)	—	(83)	—	(163,259)
Distribution attributable to net assets transferred (see Note 1)	(78,318)	—	(78)	—	—	—	(78,396)
Net book value of net assets exchanged (see Note 1)	250,791	—	251	(248,321)	—	—	2,721
Purchase of noncontrolling interest	—	—	—	—	—	(5,946)	(5,946)
Amortization of equity awards	10,809	—	—	—	—	—	10,809
Conversion of subordinated units to common units	(19,338)	19,338	—	—	—	—	—
Common units repurchased under repurchase program (see Note 10)	(52,813)	—	—	—	—	—	(52,813)
Restricted units repurchased and other	(1,344)	—	—	—	—	—	(1,344)
Deferred tax liability retained by previous owner (see Note 3)	—	—	—	28,020	—	—	28,020
Balance, December 31, 2015	644,644	—	848	—	—	—	645,492
Net income (loss)	(540,230)	—	(168)	—	—	—	(540,398)
Distributions	(13,289)	—	(11)	—	—	—	(13,300)
Purchase of equity interest of general partner (see Note 1)	(81)	—	(669)	—	—	—	(750)
Acquisition of IDRs from NGP (see Note 1)	(50)	—	—	—	—	—	(50)
Net proceeds from issuance of common units	1,849	—	—	—	—	—	1,849
Amortization of unit-based awards	7,206	—	—	—	—	—	7,206
Restricted units repurchased and other	(560)	—	—	—	—	—	(560)
Balance at December 31, 2016	$99,489	$—	$—	$—	$—	$—	$99,489

See Accompanying Notes to Consolidated and Combined Financial Statements.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

Memorial Production Partners LP (the “Partnership”) is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “MEMP.” See Note 2 for additional information regarding the Notice of Delisting. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of Memorial Production Partners LP and its consolidated subsidiaries.

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

Unless the context requires otherwise, references to: (i) “our general partner” and “MEMP GP” refers to Memorial Production Partners GP LLC, our general partner and wholly-owned subsidiary; (ii) “Memorial Resource” refers to Memorial Resource Development Corp., the former owner of our general partner; (iii) “MRD LLC” refers to Memorial Resource Development LLC, which is the predecessor of Memorial Resource; (iv) “the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco; (v) “OLLC” refers to Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties; (vi) “Finance Corp.” refers to Memorial Production Finance Corporation, our wholly-owned subsidiary, whose activities are limited to co-issuing our debt securities and engaging in other activities incidental thereto; (vii) “MRD Holdco” refers to MRD Holdco LLC, which together with a group controlled Memorial Resource and  (viii) “NGP” refer to Natural Gas Partners.

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

In connection with the closing of the transactions on June 1, 2016, our partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Partnership held by MEMP GP into a non-economic general partner interest, (ii) cancel the IDRs, and (iii) provide that the limited partners of the Partnership will elect the members of MEMP GP’s board of directors beginning with our next annual meeting. In addition, we terminated the omnibus agreement under which Memorial Resource provided management, administrative and operations personnel to us and our general partner, and we entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 13 for additional information regarding the MEMP GP Acquisition and the transition services agreement.

Previous Owners

References to “the previous owners” for accounting and financial reporting purposes refer collectively to certain oil and natural gas properties primarily located in East Texas and Louisiana that the Partnership acquired in February 2015 from certain operating subsidiaries of Memorial Resource in exchange for cash and certain of our oil and natural gas properties primarily located in North Louisiana. We refer to this transaction as the “Property Swap.” The acquired East Texas oil and natural gas properties were owned by Classic Hydrocarbons Holdings, L.P. or its subsidiaries (“Classic”).

The acquisition was accounted for as a transaction between entities under common control, similar to a pooling of interests, whereby the net assets acquired were recorded at historical cost and certain financial and other information has been retrospectively revised to give effect to such acquisition as if the Partnership owned the assets for periods after common control commenced through the acquisition date. See Note 13 for additional information.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The ownership interest of the noncontrolling shareholder in the San Pedro Bay Pipeline Company (“SPBPC”), an indirect majority-owned subsidiary of REO, was presented as noncontrolling interest in the financial statements for the periods prior to November 3, 2015. On November 3, 2015, we purchased the noncontrolling interest in SPBPC for approximately $6.0 million and completed an acquisition of the remaining interests in our oil and gas properties located offshore Southern California (the “Beta properties”) from a third party for approximately $94.6 million (the “2015 Beta Acquisition”). See Note 4 for additional information regarding the 2015 Beta Acquisition.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated and combined financial statements. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gain on extinguishment of debt were previously accounted for as interest expense, net and are now being presented as other income (expenses) on our statements of operations on a separate line item.

Note 2. Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations

Throughout 2016, the Partnership along with its legal and financial advisors, explored strategic alternatives with a focus on liquidity and financial flexibility. The Partnership specifically evaluated options with the lenders under our revolving credit facility and holders of the Partnership’s senior notes that would improve liquidity and deleverage the Partnership. During this process, we elected to defer an approximately $24.6 million interest payment due on November 1, 2016 with respect to the 7.625% senior notes due May 2021 (“2021 Senior Notes”). The interest payment was subject to a 30-day grace period under the indenture. Failure to pay such interest payment on November 1, 2016 would have resulted in certain defaults and events of default under our revolving credit facility. The lenders under the revolving credit facility, on November 1, 2016, waived such defaults and event of default through November 30, 2016 (such period from November 1, 2016 to November 30, 2016, the “Waiver Period”), in each case, subject to the terms and conditions set forth in the limited waiver and twelfth amendment (the “Waiver and Twelfth Amendment”) to our revolving credit facility.

On November 30, 2016, the Partnership, OLLC, certain subsidiaries of the Partnership, the administrative agent, and the lenders consenting thereto entered into the first amendment to the limited waiver under our revolving credit facility, extending the Waiver Period to December 16, 2016.

On November 30, 2016, the Partnership entered into a forbearance agreement with certain noteholders that held approximately 51.7% of the Partnership’s 2021 Senior Notes and 69% of the Partnership’s 6.875% senior notes due August 2022 (“2022 Senior Notes”). Under the forbearance agreement the noteholders agreed to forbear from exercising any and all remedies available to them as a result of the Partnership’s election not to make an interest payment of $24.6 million due on the 2021 Senior Notes. The forbearance agreements initially extended through December 7, 2016 and were subsequently extended through December 16, 2016.

On December 16, 2016, the Partnership, OLLC, certain subsidiaries of the Partnership, the administrative agent, and the lenders consenting thereto entered into the second amendment to limited waiver under its revolving credit facility, extending the Waiver Period to January 13, 2017. In addition, the forbearance agreements were extended through January 13, 2017.

On December 22, 2016, the Partnership entered into a Plan Support Agreement (the “Noteholder PSA”) with holders of over an aggregate of 50.2% of the aggregate outstanding principal amount of the 2021 Senior Notes and the 2022 Senior Notes (collectively, the “Notes”), as well as reached an agreement-in-principle with the administrative agent under our revolving credit facility on the terms of a financial restructuring. Under the terms of the Noteholder PSA, the financial restructuring would be effected through a prepackaged or prenegotiated plan of reorganization (the “Plan”). Pursuant to the terms of the Plan, which would be subject to approval of the Bankruptcy Court, it is anticipated that, among other things, on the effective date of the Plan (the “Effective Date”):

•

A newly formed corporation, as successor to the Partnership (“Reorganized Memorial”) would issue (i) new common shares (the “New Common Shares”) and (ii)  five year warrants (the “Warrants”) entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding New Common Shares, at a per share exercise price equal to the principal and accrued interest on the Senior Notes as of December 31, 2016, divided by the number of issued and outstanding New Common Shares (including New Common Shares issuable upon exercise of the Warrants), which New Common Shares and Warrants will be distributed as set forth below;

•

The Notes would be cancelled and discharged and the holders of those Notes would receive (directly or indirectly) New Common Shares representing, in the aggregate, 98% of the New Common Shares issued on the Effective Date (subject to dilution by the post-emergence management incentive plan and the New Common Shares issuable upon exercise of the Warrants);

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•	The noteholders, at their election, would be entitled to receive an additional cash payment of up to approximately $24.6 million;
•

Each holder of existing equity interests in the Partnership would receive its pro rata share of (i) New Common Shares representing, in the aggregate, 2% of the New Common Shares issued on the Effective Date and (ii) the Warrants (in each case, subject to dilution by the post-emergence management incentive plan and, in the case of the New Common Shares, subject to dilution by the Warrants);

•	General unsecured claims, on or after the effective date, would be paid in the ordinary course; and
•	Reorganized Memorial would enter into an exit credit facility in the form of an amendment and restatement of the existing revolving credit facility (the “Exit Credit Facility”).

The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

On January 13, 2017, the Partnership entered into the third amendment to limited waiver, which extended the outside date of the Waiver Period from January 13, 2017 to January 16, 2017. In addition, the Partnership entered into a Plan Support Agreement (the “RBL PSA”) with lenders holding 100% of the loans under our revolving credit facility. The RBL PSA was entered into on terms substantially similar to those of the Noteholder PSA. In addition, among other things, the RBL PSA provided that (i) the consenting lenders (as defined in the RBL PSA) may terminate the RBL PSA upon the termination of the Noteholder PSA or if there is an amendment to the Noteholder PSA that is, or would reasonably be expected to be, adverse to the administrative agent under our revolving credit facility or the consenting lenders and (ii) each of the Debtors agreed to not file a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (“Bankruptcy Code”) until the Debtors terminated certain swap agreements identified in the RBL PSA and used the net proceeds thereof to repay outstanding amounts under the revolving credit facility.

An indicative summary of the expected terms and conditions of the Exit Credit Facility is set forth in an annex to the RBL PSA filed with our Current Report on Form 8-K filed with the SEC on January 17, 2017, which terms and conditions may include (but are not limited to) the following:

•	senior secured revolving credit facility with maximum aggregate commitments of $1 billion, subject to a borrowing base;
•

an expected initial borrowing base of approximately $474.0 to $492.5 million based on a April emergence date to be effective upon consummation of the restructuring transactions, subject to an amortization schedule thereafter until November 1, 2017;

•	the first scheduled borrowing base redetermination will occur on November 1, 2017 and thereafter, each April 1st and October 1st;
•	a maturity date of March 19, 2021;
•

an ongoing covenant requiring that we grant a security interest in substantially all of our personal and real property that we mortgage, in each case as collateral for the obligations under the Exit Credit Facility, oil and gas properties representing not less than 95% of the total value of our oil and gas properties evaluated in the most recently completed reserve report;

•

the loans under the Exit Credit Facility shall bear interest at a rate per annum equal to the base rate or LIBOR/Eurodollar rate plus an applicable margin that ranges from 2.00% to 3.00% per annum (based on borrowing base usage) on alternate base rate loans and from 3.00% to 4.00% per annum (based on borrowing base usage) on LIBOR/Eurodollar loans;

•	the loan commitments under the Exit Credit Facility are subject to a commitment fee on the unused portion of the borrowing base at a rate per annum equal to 0.50%;
•

customary mandatory prepayments as well as a requirement that, in the event that as of the close of any business day the aggregate amount of our unrestricted cash and cash equivalents exceeds $35.0 million in the aggregate, we must prepay the loans under the Exit Credit Facility (without a corresponding reduction in the available commitments under the Exit Credit Facility) and cash-collateralize any letter of credit exposure in an amount equal to such excess; provided that, we may elect to increase such the excess cash threshold from $35.0 million to $50.0 million at such time as the aggregate amount of net cash proceeds received from asset sales exceeds the borrowing base value attributable to such assets (if any) equals or exceeds $15.0 million; provided further, however, that in the event that we issue certain unsecured debt in an aggregate amount of $10.0 million or greater, we will no longer have the ability to increase such threshold above $35.0 million and, if such threshold is greater than $35.0 million at such time, such threshold will be immediately reduced to $35.0 million;

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

financial covenants, requiring that we maintain a ratio of (i) consolidated EBITDAX (to be defined in the Exit Credit Facility) for the four fiscal quarter period then ending to consolidated net interest expense for such period of not less than 2.50 to 1.00, which we refer to as the interest coverage ratio, (ii) consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0; and (iii) consolidated total debt as of such time to consolidated EBITDAX for the four fiscal quarter period then ending on such day of not greater than 4.0 to 1.0;

•	a requirement that we hedge no less than 50% of our forecasted proved developed producing production through 2019 on or prior to December 31, 2017; and
•

representation and warranties, affirmative covenants, negative covenants, events of default and other restrictive provisions substantially consistent with our current revolving credit facility, subject to certain exceptions and a provision permitting us, under specified and limited circumstances, to incur additional unsecured indebtedness in an original aggregate principal amount not to exceed $80.0 million.

On January 16, 2017, the Partnership and certain of its subsidiaries (collectively with the Partnership, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 proceedings”) under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) to pursue a Joint Chapter 11 Plan of Reorganization for the Debtors. The Debtors’ Chapter 11 proceedings are being jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262). The Bankruptcy Court has granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on the Partnership’s operations, customers and employees. The Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Partnership expects to continue its operations without interruption during the pendency of the Chapter 11 proceedings.

For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this annual report may not accurately reflect our operations, properties and capital plans following the Chapter 11 proceedings.

Ability to Continue as a Going Concern

Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Partnership’s ability to access the capital markets. In addition, the borrowing base under our revolving credit facility is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. Continued low commodity prices have adversely impacted our redeterminations. During the second semi-annual redetermination in October, the lenders under our revolving credit facility decreased our borrowing base from $925.0 million to $740.0 million with a further reduction to $720.0 million in December 2016. The borrowing base was further reduced in December 2016 to $530.7 million due to the monetization of certain derivative instruments, as discussed in Note 6. The reduced borrowing base has had a significant negative impact on the Partnership’s liquidity and ability to remain in compliance with certain financial covenants. On January 16, 2017, the Debtors’ Chapter 11 proceedings accelerated the Partnership’s obligations under its revolving credit facility, 2021 Senior Notes and 2022 Senior Notes.

The significant risks and uncertainties related to the Partnership’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

In order to decrease the Partnership’s level of indebtedness and maintain the Partnership’s liquidity at levels sufficient to meet its commitments, the Partnership undertook a number of actions, including divesting certain non-core assets, minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Partnership did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Notice of Delisting

On January 17, 2017, the Partnership received a letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Partnership that (1) as a result of the Chapter 11 proceedings, and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ had determined that the Partnership’s common units would be delisted from NASDAQ and (2) accordingly, unless the Partnership requested an appeal of this determination, trading of the common units would have been suspended at the opening of business on January 26, 2017 and the Partnership’s securities would have been removed from listing and registration on NASDAQ. The Partnership has appealed this determination.

Note 3. Summary of Significant Accounting Policies

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

Principles of Consolidation and Combination

Our consolidated financial statements include our accounts and those of our majority-owned subsidiary in which we have a controlling interest and acquired the remaining interests on November 3, 2015, after the elimination of all intercompany accounts and transactions. Likewise, the combined financial statements include the accounts of the previous owners as discussed above in Note 1. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and all highly liquid investments with original contractual maturities of three months or less.

Concentrations of Credit Risk

Cash balances, accounts receivable, restricted investments and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These restricted investments consist of money market deposit accounts which are held with credit-worthy financial institutions. Derivative financial instruments are generally executed with major financial institutions that expose us to market and credit risks and which may, at times, be concentrated with certain counterparties. The credit worthiness of the counterparties is subject to continual review. We rely upon netting arrangements with counterparties to reduce credit exposure.

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, partnerships, individuals, and others who own interests in the properties operated by us. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. At December 31, 2016, we recorded $1.9 million as an allowance for doubtful accounts. Management determined that an allowance for uncollectible accounts was unnecessary at December 31, 2015.

If we were to lose any one of our customers, the loss could temporarily delay the production and the sale of oil and natural gas in the related producing region. If we were to lose any single customer, we believe that a substitute customer to purchase the impacted production volumes could be identified.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Oil and Natural Gas Properties

Oil and natural gas exploration, development and production activities are accounted for in accordance with the successful efforts method of accounting. Under this method, costs of acquiring properties, costs of drilling successful exploration wells, and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Exploration costs such as geological, geophysical, and seismic costs attributable to unproved locations are expensed as incurred.

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

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2016, 2015 and 2014.

Oil and Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the consolidated and combined financial statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our internally prepared reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2016.

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

Other Property & Equipment

Other property and equipment is stated at historical cost and is comprised primarily of vehicles, furniture, fixtures, office build-out cost and computer hardware and software. Depreciation of other property and equipment is calculated using the straight-line method generally based on estimated useful lives of three to seven years.

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These investments are classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the statement of operations. These restricted investments may consist of money market deposit accounts, money market mutual funds, commercial paper, and U.S. Government securities. See Note 8 for additional information.

Debt Issuance Costs

These costs were historically recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method and generally approximates the effective yield method. The remaining unamortized debt issuance cost was written off at December 31, 2016, due to (i) the uncertainty regarding the Partnership’s ability to cure the default discussed above in Note 2, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes. Amortization expense, including write-off of debt issuance costs, for the years ended December 31, 2016, 2015 and 2014 was approximately $22.1 million, $6.1 million, and $4.2 million, respectively.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Impairment expense for the years ended December 31, 2016, 2015 and 2014 was approximately $183.4 million, $616.8 million, and $407.5  million, respectively.

Asset Retirement Obligations

An asset retirement obligation associated with retiring long-lived assets is recognized as a liability on a discounted basis in the period in which the legal obligation is incurred and becomes determinable, with an equal amount capitalized as an addition to oil and natural gas properties, which is allocated to expense over the useful life of the asset. Generally, oil and gas producing companies incur such a liability upon acquiring or drilling a well. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. Upon settlement of the liability, a gain or loss is recognized in net income (loss) to the extent the actual costs differ from the recorded liability. See Note 7 for further discussion of asset retirement obligations.

Book Overdrafts

Book overdrafts, representing outstanding checks in excess of funds on deposit, are classified as accounts payable and the change in the related balance is reflected in operating activities in the statement of cash flows.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2016 or 2015.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	For the Year Ending December 31,
	2016	2015	2014
Major customers:
Phillips 66	19%	12%	12%
Sinclair Oil & Gas Company	16%	18%	11%
Royal Dutch Shell plc and subsidiaries	14%	14%	n/a

General and Administrative Expense

Prior to June 1, 2016, Memorial Resource provided management, administrative and operating services to the Partnership and our general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated on June 1, 2016, and the Partnership entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. Prior to the MEMP GP Acquisition, our partnership agreement provided that our general partner determined in good faith the expenses that are allocated to us, including expenses incurred by our general partner and its former affiliates on our behalf. Memorial Resource allocated indirect general and administrative costs based on time allocations for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014 and based on the terms as set forth by the MEMP GP Acquisition purchase and sale agreement for the period from April 1, 2016 through the closing date. Under our partnership agreement and the omnibus agreement, we reimbursed Memorial Resource for all direct and indirect costs incurred on our behalf. See Note 13 for additional information regarding the omnibus agreement.

General and administrative expenses associated with the previous owners included the costs of administrative employees, related benefits, office rents, professional fees and other costs not directly associated with field operations or production.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the units of production method. For the years ended December 31, 2016, 2015 and 2014, we had $0.5 million, $2.1 million and $2.8 million in capitalized interest, respectively.

Income Tax

We are currently organized as a pass-through entity for federal and most state income tax purposes. As a result, our partners are responsible for federal and state income taxes on their share of our taxable income. Certain of our consolidated subsidiaries are taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax for partnership activity in the state of Texas.

We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. We recognize interest and penalties accrued to unrecognized tax benefits in other income (expense) in our consolidated statement of operations.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	December 31,	December 31,
	2016	2015
Accrued interest payable	$46,417	$23,192
Accrued lease operating expense	10,411	16,843
Accrued capital expenditures	1,826	8,110
Accrued general and administrative expenses	3,040	1,961
Accrued ad valorem tax	977	1,426
Asset retirement obligation	789	1,175
Environmental liability	—	216
Other	1,775	—
	$65,235	$52,923

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2016	2015	2014
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$87,527	$107,272	$63,709
Cash paid for taxes	—	472	151
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(6,284)	(27,932)	13,759
(Increase) decrease in accounts receivable related to acquisitions	—	9,698	(5,854)
(Increase) decrease in accounts receivable/payable related to divestitures	(289)	—	—
Repurchases under unit repurchase program	—	—	1,372
Assumptions of asset retirement obligations related to acquisitions	—	23,754	4,265
Asset retirement obligation removal related to divestitures	(19,669)	—	—

New Accounting Pronouncements

Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force. In November 2016, the FASB issued an accounting standards update to clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes in restricted cash and restricted cash equivalents that result from the transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.  The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. The Partnership is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an accounting standards update to address eight specific cash flow issues with the objective of reducing the current and potential future diversity in practice. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Partnership is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

For the amendments that change the recognition and measurement of share-based payment awards, the new guidance requires transition under a modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period in which the guidance is adopted. Prospective application is required for the accounting for excess tax benefits and tax deficiencies. The Partnership adopted this guidance as of January 1, 2017, and it will not have a material impact on the Partnership’s future consolidated financial statements.

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

The Partnership is the lessee under various agreements for office space, compressors, equipment, and surface rentals that are currently accounted for as operating leases, refer to Note 14, Commitments and Contingencies. As a result, these new rules will increase reported assets and liabilities. The Partnership will not early adopt this standard. The Partnership will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. The Partnership is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The adoption of this standard will result in an increase in the assets and liabilities on the Partnership’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance, requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for interim and annual reporting periods starting January 1, 2018, and early adoption is permitted. The Partnership will not early adopt the standard, and plans to use a modified retrospective approach upon adoption, with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Partnership has started the assessment process by evaluating its revenue streams and evaluating contracts under the revised standards. The Partnership is currently evaluating the standard and the impact it is expected to have on the consolidated financial statements and related footnote disclosures.

Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued an accounting standards update that requires management to perform interim and annual assessments of whether there are conditions or events that raise substantial doubt of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. Certain disclosures are required if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and with early adoption permitted. The amendments will not impact our financial position or results of operations but will require management to perform a formal going concern assessment. The Partnership adopted this guidance and has applied this guidance in its consolidated financial statements and related footnote disclosures. See Note 2 for additional information.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

Note 4. Acquisitions and Divestitures

The third party acquisitions discussed below were accounted for under the acquisition method of accounting. Accordingly, we conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while acquisition costs associated with the acquisitions were expensed as incurred. The operating revenues and expenses of acquired properties are included in the accompanying financial statements from their respective closing dates forward. The transactions were financed through capital contributions and borrowings under our revolving credit facility.

The fair values of oil and natural gas properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural properties include estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital.

The Partnership has consummated several common control acquisitions since completing its IPO in December 2011, as further discussed in Note 13, directly or indirectly from Memorial Resource and certain affiliates of NGP.

Acquisition and Divestiture related expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

For the Year Ended
December 31,
2016	2015	2014
$1,451	$1,928	$4,363

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2015 Acquisitions

2015 Beta Acquisition. On November 3, 2015, we closed the 2015 Beta Acquisition, which included the acquisition of the noncontrolling interest in SPBPC for approximately $6.0 million and the acquisition of the remaining interests in our oil and gas properties located offshore Southern California from a third party for approximately $94.6 million. During the year ended December 31, 2015, we recorded revenues of $3.6 million in the statement of operations and generated losses of approximately $1.0 million related to the 2015 Beta Acquisition subsequent to the closing date. The following table summarizes the fair value of the third party assets acquired and liabilities assumed in the 2015 Beta Acquisition (in thousands):

2015 Beta
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

The following unaudited pro forma combined results of operations is provided for the year ended December 31, 2014 as though the Eagle Ford Acquisition and Wyoming Acquisition had been completed on January 1, 2014. The unaudited pro forma financial information was derived from the historical combined statements of operations of the Partnership and the previous owners and adjusted to include: (i) the revenues and direct operating expenses associated with oil and gas properties acquired, (ii) depletion expense applied to the adjusted basis of the properties acquired and (iii) interest expense on additional borrowings necessary to finance the acquisitions. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

For the Year Ended
December 31,
2014
(In thousands, except per unit amounts)
Revenues	$666,508
Net income (loss)	153,843
Basic and diluted earnings per unit	2.20

2016 Divestitures

On July 14, 2016, we closed a transaction to divest certain assets located in Colorado and Wyoming (the “Rockies Divestiture”) to a third party for total proceeds of approximately $16.4 million, including final post-closing adjustments. We recorded a loss of approximately $4.2 million in “(gain) loss on sale of properties” in the accompanying statement of operations. The proceeds from this transaction were used to reduce borrowings under our revolving credit facility. This disposition does not qualify as a discontinued operation.

On June 14, 2016, we closed a transaction to divest certain assets located in the Permian Basin (the “Permian Divestiture”) to a third party for a total purchase price of approximately $36.7 million including estimated post-closing adjustments, which included $36.4 million in cash and $0.3 million in accounts receivable at December 31, 2016. We recognized a gain of $6.1 million on the sale of properties related to the Permian Divestiture in “(gain) loss on sale of properties” in the accompanying statement of operations. The proceeds from this transaction were used to reduce borrowings under our revolving credit facility. This disposition does not qualify as a discontinued operation.

During the year ended December 31, 2016, the Partnership completed other immaterial divestitures for less than $0.1 million for which we recorded a gain of $0.9 million on the sale that is recorded in “(gain) loss on sale of properties” in the accompanying statement of operations.

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and Rockies Divestiture included in the condensed statements of consolidated and combined operations of the Partnership is as follows (in thousands):

	For the Year Ended
	December 31,
	2016	2015	2014
Permian Divestiture	$4,297	$(60,875)	$(228,956)
Rockies Divestiture	(7,677)	(56,917)	3,127

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2015 Divestitures

During the year ended December 31, 2015, we conducted an auction process administered by a third-party and sold interests in certain oil and gas properties located in the Permian Basin in various Texas and New Mexico counties to two third parties for approximately $0.6 million in the aggregate. In addition as part of that auction process, we also sold interests in certain oil and gas properties located in the Permian Basin to a related party for approximately $0.9 million. See Note 13 for additional information regarding this related party divestiture.

Note 5. Fair Value Measurements of Financial Instruments

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

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. At December 31, 2016 and 2015, all of the derivative instruments reflected on the accompanying balance sheets were considered Level 2.

Level 3 — Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2016 and December 31, 2015. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 9 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2016 and December 31, 2015 were based on estimated forward commodity prices (including nonperformance risk) and forward interest rate yield curves. Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$189,851	$—	$189,851
Total assets	$—	$189,851	$—	$189,851
Liabilities:
Commodity derivatives	$—	$17,757	$—	$17,757
Total liabilities	$—	$17,757	$—	$17,757

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$816,995	$—	$816,995
Interest rate derivatives	—	—	—	—
Total assets	$—	$816,995	$—	$816,995
Liabilities:
Commodity derivatives	$—	$84,501	$—	$84,501
Interest rate derivatives	—	2,655	—	2,655
Total liabilities	$—	$87,156	$—	$87,156

See Note 6 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See Note 7 for a summary of changes in AROs.

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

(i)

During the year ended December 31, 2016, we recognized $183.4 million of impairments related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices and change in future planned development due to liquidity constraints as a result of our reduced borrowing base during the three months ended December 31, 2016. As a result of the impairments, the carrying value of these properties was reduced to approximately $156.2 million.

(ii)

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

(iii)

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. As a result, had certain counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $107.2 million against amounts outstanding under our revolving credit facility at December 31, 2016, reducing our maximum credit exposure to approximately $64.9 million, of which approximately $42.5 million was with a single counterparty. See Note 9 for additional information regarding our revolving credit facility.

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and basis swaps) is used to manage exposure to commodity price volatility.

In December 2016, in connection with our restructuring efforts, we monetized approximately $191.4 million in commodity hedges and used the proceeds to reduce amounts outstanding under our revolving credit facility.

During the periods of April through June 2016, we monetized approximately $39.3 million in commodity hedges and used the proceeds from the settlements to repurchase senior notes.

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

Subsequent Event. In January 2017, in connection with our restructuring efforts, we monetized $94.1 million in commodity hedges and used a portion of the proceeds to reduce the amounts outstanding under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes.

We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX WTI or Inter-Continental Exchange (“ICE”) Brent. Our NGL derivative contracts are indexed to OPIS Mont Belvieu.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At December 31, 2016, the Partnership had the following open commodity positions:

	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	1,890,000	1,740,000	1,000,000
Weighted-average fixed price	$3.86	$3.83	$3.47

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	184,500	182,000	70,000
Weighted-average fixed price	$84.29	$83.44	$86.84

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	43,300	—	—
Weighted-average fixed price	$37.55	$—	$—

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

During December 2016, in connection with our restructuring efforts, we elected to terminate the interest rate swaps associated with our revolving credit facility and in the aggregate paid our counterparties approximately $2.1 million. The Partnership did not have any interest rate swaps at December 31, 2016.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2016 and 2015. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2016	2015	2016	2015
		(In thousands)
Commodity contracts	Short-term derivative instruments	$86,335	$324,265	$16,871	$53,581
Interest rate swaps	Short-term derivative instruments	—	—	—	1,214
Gross fair value		86,335	324,265	16,871	54,795
Netting arrangements	Short-term derivative instruments	(16,871)	(51,945)	(16,871)	(51,945)
Net recorded fair value	Short-term derivative instruments	$69,464	$272,320	$—	$2,850

Commodity contracts	Long-term derivative instruments	$103,515	$492,730	$885	$30,920
Interest rate swaps	Long-term derivative instruments	—	—	—	1,441
Gross fair value		103,515	492,730	885	32,361
Netting arrangements	Long-term derivative instruments	(885)	(30,920)	(885)	(30,920)
Net recorded fair value	Long-term derivative instruments	$102,630	$461,810	$—	$1,441

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying statements of operations. The following table details the gains and losses related to derivative instruments for the years ending December 31, 2016, 2015, and 2014:

		For the Year Ended
	Statements of	December 31,
	Operations Location	2016	2015	2014
Commodity derivative contracts	(Gain) loss on commodity derivatives	$117,105	$(462,890)	$(492,254)
Interest rate derivatives	Interest expense, net	1,290	4,674	(151)

Note 7. Asset Retirement Obligations

The Partnership’s asset retirement obligations primarily relate to the Partnership’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
	(in thousands)
Asset retirement obligations at beginning of period	$164,164	$112,702	$101,436
Liabilities added from acquisitions or drilling	30	26,876	5,815
Liabilities removed upon sale of wells	(19,669)	(3,412)	—
Liabilities settled	(1,442)	(1,430)	(651)
Accretion expense	10,231	7,125	5,773
Revision of estimates	2,388	22,303	329
Asset retirement obligations at end of period	155,702	164,164	112,702
Less: Current portion	789	1,175	—
Asset retirement obligations - long-term portion	$154,913	$162,989	$112,702

Note 8. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. During 2016, we replaced certain restricted investments with surety bonds. The components of the restricted investment balance are as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
BOEM platform abandonment (See Note 14)	$152,000	$144,008
BOEM lease bonds	—	1,533
Surety bond cash collateral	500	—

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	3,627	3,178
California State Lands Commission pipeline right-of-way bond	—	3,005
City of Long Beach pipeline facility permit	—	500
Federal pipeline right-of-way bond	—	307
Port of Long Beach pipeline license	107	100
Restricted investments	$156,234	$152,631

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9. Debt

Our consolidated debt obligations consisted of the following at the dates indicated:

	December 31,	December 31,
	2016	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$511,652	$836,000
2021 Senior Notes, fixed-rate, due May 2021 (2) (4)	646,287	700,000
2022 Senior Notes, fixed-rate, due August 2022 (3) (4)	464,965	496,990
Senior notes debt issuance costs, net (5)	—	(18,297)
Unamortized discounts (5)	—	(14,114)
Total debt	1,622,904	2,000,579
Current portion of long-term debt (6)	(1,622,904)	—
Total long-term debt	$—	$2,000,579

(1)	The carrying amount of our revolving credit facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	The estimated fair value of our 2021 Senior Notes was $314.3 million and $210.0 million at December 31, 2016 and 2015, respectively.
(3)	The estimated fair value of our 2022 Senior Notes was $223.2 million and $149.1 million at December 31, 2016 and 2015, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.
(5)

Approximately $25.0 million in net discounts and deferred financing fees were written off due to a default and event of default and the uncertainty regarding anticipated financial covenant violation at December 31, 2016.

(6)	Due to an existing and anticipated financial covenant violations, the Partnership’s revolving credit facility and senior notes were classified as current at December 31, 2016.

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

Borrowing Base

Credit facilities tied to a borrowing base are common throughout the oil and gas industry. The borrowing base for our revolving credit facility was the following at the date indicated:

December 31,
2016
(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018	$530,653

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

In January 2017, we monetized certain hedge positions and used a portion of the cash proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes. In conjunction with the hedge monetization, our borrowing base was reduced to $457.2 million on January 13, 2017. See Note 6 for additional information regarding the hedge monetization.

In December 2016, with the anticipation of the financial restructuring and to reduce exposure under the revolving credit facility, the Partnership monetized certain hedge positions and used the cash proceeds to repay outstanding borrowings under our revolving credit facility. In conjunction with the hedge monetization, our borrowing base was reduced from $720.0 million to $619.0 million on December 21, 2016 and then further reduced to $530.7 million on December 22, 2016. See Note 6 for additional information regarding the hedge monetization.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On November 1, 2016, the Partnership, OLLC, certain subsidiaries of the Partnership, the administrative agent, and the lenders under our revolving credit facility, dated as December 14, 2011 (as the context may require, as amended, supplemented or otherwise modified, the “Credit Agreement” or “revolving credit facility”) entered into the limited waiver and twelfth amendment (the “Waiver and Twelfth Amendment”) to the Credit Agreement. See discussion noted below under “Deferral of Interest Payment, Waiver and Forbearance Agreement” for additional information on the Waiver and Twelfth Amendment.

On October 28, 2016, we entered into an eleventh amendment to our Credit Agreement by and among the Partnership, OLLC, the administrative agent and the other agents and lenders party thereto (the “Eleventh Amendment”). The Eleventh Amendment, among other things, (i) pursuant to a regularly-scheduled semi-annual redetermination of the borrowing base, decreased our borrowing base from $925.0 million to $740.0 million, effective October 28, 2016, and scheduled a further decrease of the borrowing base to $720.0 million, which was effective December 1, 2016 and (ii) amended the Credit Agreement to add a new event of default limiting the Partnership’s, OLLC and their respective subsidiaries’ ability to call, make or offer to make any redemption of, or make any other payments in respect of the Partnership’s senior unsecured notes if, on a pro forma basis, the Partnership’s and its subsidiaries’ aggregate liquidity (unrestricted cash and cash equivalents plus amounts available to be drawn under the Credit Agreement), is less than $30.0 million.

On April 14, 2016, we entered into the tenth amendment to our Credit Agreement, by and among the Partnership, OLLC, the administrative agent and the other agents and lenders party thereto (the “Tenth Amendment”). The Tenth Amendment, among other things, amended the Credit Agreement to:

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Due to (i) the uncertainty regarding the Partnership’s ability to cure the default and event of default as discussed in Note 2, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes, the Partnership classified the outstanding revolving credit facility balance as a current liability on its balance sheet as of December 31, 2016. As a result of the Chapter 11 filing, the debt has been accelerated.

2021 Senior Notes

On April 17, 2013, May 23, 2013 and October 10, 2013, we and Finance Corp.’s (collectively, the “Issuers”) issued $300.0 million, $100.0 million and $300.0 million, respectively, of 7.625% senior unsecured notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain future subsidiaries of the Partnership. The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at a rate of 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes are governed by an indenture and are subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any. The Issuers may also be required to repurchase the 2021 Senior Notes upon a change of control.

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

During the year ended December 31, 2016, the Partnership repurchased on the open market an aggregate principal amount of approximately $53.7 million of its 2021 Senior Notes. In connection with the repurchases, the Partnership paid approximately $26.4 million and recorded a gain of $27.5 million.

2022 Senior Notes

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, the Partnership repurchased on the open market an aggregate principal amount of $32.0 million of its 2022 Senior Notes. In connection with the repurchases, the Partnership paid approximately $14.9 million and recorded a gain of $14.8 million. During the year ended December 31, 2015, the Partnership repurchased on the open market approximately $3.0 million of its 2022 Senior Notes. In connection with the repurchase, the Partnership paid approximately $2.9 million and recorded a gain on extinguishment of debt of approximately $0.4 million.

Deferral of Interest Payment, Waiver and Forbearance Agreements

In November 2016, we elected to defer an approximately $24.6 million interest payment due on November 1, 2016 with respect to the 2021 Senior Notes. The interest payment was subject to a 30-day grace period under the indenture. Failure to pay such interest payment on November 1, 2016 would have resulted in certain defaults and events of default under our revolving credit facility, which defaults were waived by the lenders under the our revolving credit facility.

Pursuant to the Waiver and Twelfth Amendment, the requisite lenders under the Credit Agreement agreed to the limited waiver of certain defaults and events of default that would have occurred under the Credit Agreement as a result of the Issuers election to avail themselves of the 30-day grace period under the indenture governing the Issuers’ 2021 Senior Notes for the payment of the semi-annual interest payment in respect to such senior notes due November 1, 2016.

Further pursuant to the Waiver and Twelfth Amendment, from the date thereof until November 30, 2016 (such period from November 1, 2016 to November 30, 2016, the “Waiver Period”), the Partnership and OLLC agreed to pay 100% of the net cash proceeds from any asset sale, transfer or other disposition (including with respect to notes receivable and accounts receivable) and from the liquidation of any swap transaction or hedge transaction arising under swap or hedge agreements between or among the Partnership, OLLC and/or any other loan party and any lender under the Credit Agreement and/or its affiliates, in each case, to the administrative agent for the ratable account of each lender under the Credit Agreement, for application to the outstanding loans under the Credit Agreement. Amounts so applied would have also reduced the aggregate elected commitments of the lenders under the Credit Agreement by an equivalent amount.

Further, pursuant to the Waiver and Twelfth Amendment, from the date thereof until the termination of the Waiver Period the Partnership and OLLC agreed, to additional restrictive covenants. These restrictions further limited, until the expiration of the Waiver Period, the ability of, among other things, the Partnership, OLLC and certain of their respective subsidiaries from incurring additional indebtedness, creating liens on assets, paying certain dividends and distributions, making any optional or voluntary payments or redemptions in respect of any other indebtedness, making investments (including in respect of the creation of subsidiaries), entering into certain lease agreements, entering into certain business combinations, entering into any sale-leaseback transaction and entering into certain transactions with affiliates.

Finally, pursuant to the Waiver and Twelfth Amendment, the Partnership and OLLC agreed to amend, to be effective from and after the date of the Waiver and Twelfth Amendment, subject to the Chapter 11 proceedings, the Credit Agreement to increase, from 90% to 95% (or such lesser amount agreed to by the administrative agent in its sole discretion, which lesser amount shall not be less than 92%), the percentage of the total value of OLLC’s and its subsidiary-loan parties’ oil and gas properties subject to a mortgage or similar instruments in favor of the administrative agent.

On November 30, 2016, the Partnership, OLLC, certain subsidiaries of the partnership, the administrative agent, and the lenders consenting thereto entered into the first amendment to the limited waiver under our revolving credit facility, extending the Waiver Period to December 16, 2016.

On November 30, 2016, the Partnership entered into (i) a forbearance (the “2021 Notes Forbearance”) among the Issuers, certain guarantors party thereto, and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners (the “2021 Holders”) of 51.7% of the aggregate principal amount of the Partnership’s 2021 Senior Notes and (ii) a Forbearance (the “2022 Notes Forbearance” and, together with the 2021 Notes Forbearance, the “Forbearances”) among the Issuers, certain guarantors party thereto, and certain beneficial owners and/or investment advisors or managers of discretionary accounts for the holders or beneficial owners (the “2022 Holders”) of 69% of the aggregate principal amount of the Partnership’s 2022 Senior Notes.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pursuant to each Forbearance, among other provisions, each of the 2021 Holders and 2022 Holders agreed that during the forbearance period, subject to certain conditions, they would not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the 2021 Holders, the 2022 Holders or the trustee, as applicable, including, without limitation, any action to accelerate, or join in any request for acceleration of, the 2021 Senior Notes or the 2022 Senior Notes, solely with respect to the failure to make the interest payment due on November 1, 2016 on the 2021 Senior Notes, and the subsequent default for 30 days in such payment, which constituted an event of default under the 2021 Senior Notes indenture and may result in a cross default under the 2022 Senior Notes indenture. The forbearance agreements initially extended through December 7, 2016, and were subsequently extended through December 16, 2016.

On December 16, 2016, the Partnership, OLLC, certain subsidiaries of the partnership, the administrative agent, and the lenders consenting thereto entered into the second amendment to limited waiver under our revolving credit facility, which among other things, extending the Waiver Period to January 13, 2017. In addition, the forbearance agreements were extended through January 13, 2017.

 On December 22, 2016, the Partnership entered into a Plan Support Agreement (the “Noteholder PSA”) with holders of over an aggregate of 50.2% of the aggregate outstanding principal amount of the 2021 Senior Notes and the 2022 Senior Notes (collectively, the “Notes”), as well as reached an agreement-in-principle with the administrative agent under our revolving credit facility on the terms of a financial restructuring. Under the terms of the Noteholder PSA, the financial restructuring would be effected through a prepackaged or prenegotiated plan of reorganization (the “Plan”). Pursuant to the terms of the Plan, which would be subject to approval of the Bankruptcy Court, it is anticipated that, among other things, on the effective date of the Plan (the “Effective Date”):

•

A newly formed corporation, as successor to the Partnership (“Reorganized Memorial”) would issue (i) new common shares (the “New Common Shares”) and (ii) five year warrants (the “Warrants”) entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding New Common Shares, at a per share exercise price equal to the principal and accrued interest on the senior notes as of December 31, 2016, divided by the number of issued and outstanding New Common Shares (including New Common Shares issuable upon exercise of the Warrants), which New Common Shares and Warrants will be distributed as set forth below;

•

The Notes would be cancelled and discharged and the holders of those Notes would receive (directly or indirectly) New Common Shares representing, in the aggregate, 98% of the New Common Shares issued on the Effective Date (subject to dilution by the post-emergence management incentive plan and the New Common Shares issuable upon exercise of the Warrants);

•	The noteholders, at their election, would be entitled to receive an additional cash payment of up to approximately $24.6 million;
•

Each holder of existing equity interests in the Partnership would receive its pro rata share of (i) New Common Shares representing, in the aggregate, 2% of the New Common Shares issued on the Effective Date and (ii) the Warrants (in each case, subject to dilution by the post-emergence management incentive plan and, in the case of the New Common Shares, subject to dilution by the Warrants);

•	General unsecured claims, on or after the effective date, would be paid in the ordinary course; and
•

Reorganized Memorial would enter an Exit Credit Facility, in the form of an amendment and restatement of the existing revolving credit facility. See Note 2 for additional information related to the expected terms of the Exit Credit Facility.

The Partnership expects to emerge from the Chapter 11 proceedings as a corporation, including for U.S. federal income tax purposes.

On January 13, 2017, the Partnership entered into the third amendment to limited waiver, which extended the outside date of the Waiver Period from January 13, 2017 to January 16, 2017. In addition, the Partnership entered into a Plan Support Agreement (the “RBL PSA”) with lenders holding 100% of the loans under our revolving credit facility. The RBL PSA was entered into on terms substantially similar to those of the Noteholder PSA. In addition, among other things, the RBL PSA provided that (i) the consenting lenders (as defined in the RBL PSA) may terminate the RBL PSA upon the termination of the Noteholder PSA or if there is an amendment to the Noteholder PSA that is, or would reasonably be expected to be, adverse to the administrative agent under our revolving credit facility or the Consenting Lenders and (ii) each of the Debtors agreed to not file a voluntary petition for relief under Chapter 11 until the Debtors terminated certain swap agreements identified in the RBL PSA and used the net proceeds thereof to repay outstanding amounts under the revolving credit facility.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Partnership did not pay the interest due on the 2021 Senior Notes prior to the expiration of the 30-day grace period. Due to (i) the uncertainty regarding the Partnership’s ability to cure the default and event of default as discussed in Note 2, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes, the Partnership classified the outstanding balance of the senior notes as a current liability on its balance sheet as of December 31, 2016. As a result of the Chapter 11 filing, the debt has been accelerated.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	For the Year Ended
	December 31,
	2016	2015	2014
OLLC revolving credit facility (1)	3.28%	2.12%	2.67%

(1)

The Applicable Margin (as defined in our revolving credit facility), or credit spread, varies based on the total commitment usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect). The Applicable Margin for the year ended for December 31, 2016, 2015, and 2014 was 2.76%, 1.90%, and 1.80% respectively.

Deferred Financing Costs

At December 31, 2016, approximately $1.3 million in deferred financing fees were written off related to our revolving credit facility, approximately $8.5 million were written off for the 2021 Senior Notes and approximately $5.7 million were written off for the 2022 Senior Notes due to (i) the uncertainty regarding the Partnership’s ability to cure the default as discussed in Note 2, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes.

Unamortized deferred financing costs associated with our consolidated debt obligations were as follows at the dates indicated:

	December 31,	December 31,
	2016 (3)	2015
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$—	$3,672
2021 Senior Notes (2)	—	11,194
2022 Senior Notes (2)	—	7,103
Total	$—	$21,969

(1)	Unamortized deferred financing costs are amortized over the remaining life of our revolving credit facility.
(2)	Unamortized deferred financing costs are amortized using the straight line method which generally approximates the effective interest method.
(3)

At December 31, 2016, there were no remaining unamortized deferred financing costs as such costs were written off due to a default and event of default and the uncertainty regarding anticipated financial covenant violation at December 31, 2016. See discussion noted above.

Letters of credit

At December 31, 2016, we had $2.4 million letters of credit outstanding, all related to operations at our Wyoming properties.

Note 10. Equity and Distributions

2015 Purchase of Noncontrolling Interest

In connection with the 2015 Beta Acquisition, we purchased the noncontrolling interests in SPBPC. See Note 4 for further information.

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

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2013:

			General
	Common	Subordinated	Partner
Balance, December 31, 2013	55,877,831	5,360,912	61,300
Common units issued	24,840,000	—	—
Restricted common units issued	684,954	—	—
Restricted common units forfeited	(38,294)	—	—
Restricted common units repurchased (1)	(42,587)	—	—
Common units repurchased under repurchase program	(899,912)	—	—
General partner units issued	—	—	25,497
Balance, December 31, 2014	80,421,992	5,360,912	86,797
Restricted common units issued	827,704	—	—
Restricted common units forfeited	(69,059)	—	—
Restricted common units repurchased (1)	(87,228)	—	—
Common units repurchased under repurchase program	(3,547,921)	—	—
Subordinated units converted to common units	5,360,912	(5,360,912)	—
Balance, December 31, 2015	82,906,400	—	86,797
Common units issued	1,178,102
Restricted common units issued	50,000	—	—
Restricted common units forfeited	(27,537)	—	—
Restricted common units repurchased (1)	(279,045)	—	—
Cancellation of general partner units	—	—	(86,797)
Balance, December 31, 2016	83,827,920	—	—

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were $0.6 million, $1.3 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. These net-settlements had the effect of unit repurchases by the Partnership as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Partnership.

Restricted common units are a component of common units as presented on our consolidated balance sheets. See Note 12 for additional information regarding restricted common units that were granted during the years ended December 31, 2016, 2015 and 2014.

General Partner Interest and IDRs. On April 27, 2016, we acquired MEMP GP from Memorial Resource for cash consideration of approximately $0.8 million. MEMP GP held an approximate 0.1% general partner interest and 50% of the IDRs in us. In conjunction with the MEMP GP Acquisition, on April 27, 2016, we also entered into an agreement with an NGP affiliate pursuant to which we agreed to acquire the other 50% of the IDRs. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition. In connection with the MEMP GP Acquisition, our partnership agreement was amended and restated to convert the 0.1% general partner interest in the Partnership held by MEMP GP into a non-economic general partner interest. Prior to June 1, 2016, Memorial Resource owned 100% of our general partner, which owned 50% of our incentive distribution rights. The Funds collectively indirectly owned 50% of our incentive distribution rights.

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

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, the Partnership sold 1,178,102 common units under the ATM program. The sale of the units generated proceeds of approximately $1.8 million for the year ended December 31, 2016, which was net of approximately $0.5 million in fees. The Partnership used the net proceeds from the sale of common units to repurchase senior notes.

2015 and 2014 Repurchases of Common Units

In December 2014, the board of directors of our general partner authorized the repurchase of up to $150.0 million of our common units (“MEMP Repurchase Program”). Under the MEMP Repurchase Program, units could be repurchased and retired from time to time at our discretion on the open market. The MEMP Repurchase Program did not obligate us to repurchase any dollar amount or specific number of common units and could have been discontinued at any time. During the year ended December 31, 2015, we repurchased $52.8 million in common units, which represents a repurchase and retirement of 3,547,921 common units under the MEMP Repurchase Program. During the year ended December 31, 2014, we repurchased $12.9 million in common units, which represented a repurchase and retirement of 899,912 common units. The MEMP Repurchase Program expired in December 2015.

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

Cash Distribution Policy

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

Available Cash. Our amended partnership agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to our unitholders of record on the applicable record date. Generally, available cash refers to all cash on hand at the end of the quarter less cash reserves established by our general partner to: (i) operate our business (e.g., future capital expenditures, working capital and operating expenses); (ii) comply with applicable law, debt, and other agreements; and (iii) provide funds for distribution to our unitholders for any one or more of the next four quarters. If our general partner so determines, available cash may include borrowings made after the end of the quarter.

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

Previous Owners Capital

The following table summarizes our previous owners’ equity transactions related to the Property Swap with respect to the period indicated (dollars in thousands):

Previous Owners
Balance, December 31, 2013	$283,405
Net income (loss)	(2,465)
Contributions	5,990
Distributions	(9,886)
Distribution of net asset to MRD Holdco	(26,131)
Tax related effects attributable to Memorial Resource restructuring transactions and initial public offering	(30,483)
Other	227
Balance, December 31, 2014	$220,657
Net income (loss)	(2,268)
Contributions	1,912
Net book value of net assets exchanged	(248,321)
Deferred tax liability retained by previous owner	28,020
Balance, December 31, 2015	$—

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Year Ended
	December 31,
	2016	2015	2014
Net income (loss) attributable to Memorial Production Partners LP	$(540,398)	$(395,877)	$115,582
Less: Previous owners interest in net income (loss)	—	(2,268)	(2,465)
Less: General partner's 0.1% interest in net income (loss) (1)	(168)	(412)	118
Less: IDRs attributable to corresponding period	—	112	202
Net income (loss) available to limited partners	$(540,230)	$(393,309)	$117,727

Weighted average limited partner units outstanding:
Common units	83,351	82,897	65,498
Subordinated units	—	631	5,361
Total (2)	83,351	83,528	70,859
Basic and diluted EPU	$(6.48)	$(4.71)	$1.66

(1)

As a result of repurchases under the MEMP Repurchase Program, our general partner had an approximate average 0.105% interest in us prior to the MEMP GP Acquisition for the five months ended May 31, 2016 and an approximate average of 0.105% interest in us for the year ended December 31, 2015.

(2)

For the year ended December 31, 2016, 3,325,318 incremental phantom units under the treasury stock method were excluded from the calculation of diluted earnings per unit, due to their antidilutive effect as we were in a loss position.

Note 12. Equity-based Awards

Long-Term Incentive Plan

In December 2011, the board of directors of our general partner adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, who perform services for the Partnership. The LTIP authorizes the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”), other unit-based awards and unit awards. The LTIP initially limits the number of common units that may be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of our general partner or a committee thereof. During the years ended December 31, 2016, 2015 and 2014 there were multiple awards of restricted common units that were granted under the LTIP to executive officers and independent directors of our general partner and other Memorial Resource employees.

The restricted common units awarded are subject to restrictions on transferability, customary forfeiture provisions and typically graded vesting provisions in which one-third of each award vests on the first, second, and third anniversaries of the date of grant. Award recipients have all the rights of a unitholder in the partnership with respect to the restricted common units, including the right to receive distributions thereon if and when distributions are made by the Partnership to its unitholders. The term “restricted common unit” represents a time-vested unit. Such awards are non-vested until the required service period expires.

Based on the market price per unit on the date of grant, the aggregate fair value of the restricted common units awarded to our general partner’s executive officers and other employees during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $12.3 million and $15.0 million, respectively. The restricted common units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. The fair value of the restricted unit awards granted to the independent directors of our general partner are also recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as direct general and administrative expenses.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted common unit awards for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2013	706,927	$18.62
Granted (2)	684,954	$22.39
Forfeited	(38,294)	$20.54
Vested	(260,067)	$18.56
Restricted common units outstanding at December 31, 2014	1,093,520	$20.93
Granted (3)	827,704	$14.90
Forfeited	(69,059)	$18.35
Vested	(483,627)	$20.37
Restricted common units outstanding at December 31, 2015	1,368,538	$17.61
Granted (4)	50,000	$2.41
Forfeited	(27,537)	$16.99
Vested	(958,841)	$18.01
Restricted common units outstanding at December 31, 2016	432,160	$15.00

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2014 was $15.3 million based on grant date market prices ranging from of $21.99 to $23.40 per unit.
(3)	The aggregate grant date fair value of restricted common unit awards issued in 2015 was $12.3 million based on grant date market prices ranging from of $6.20 to $15.45 per unit.
(4)	The aggregate grant date fair value of restricted common unit awards issued in 2016 was $0.1 million based on grant date market price of $2.41 per unit.

LTIP Modification

On June 1, 2016, in connection with the MEMP GP Acquisition, as discussed in Note 1, the board of directors of our general partner approved the acceleration of the vesting schedule of unvested awards under the LTIP for the employees that remained with Memorial Resource. The grant-date fair value compensation cost of approximately $0.1 million was reversed and the modified-date grant fair value compensation cost of $0.5 million was recognized.

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

Phantom Units

The following table summarizes information regarding phantom unit awards granted under the LTIP:

Number of
Units
Phantom units outstanding at December 31, 2015	—
Granted	6,169,018
Forfeited	(188,325)
Phantom units outstanding at December 31, 2016	5,980,693

Phantom units issued to non-employee directors in January 2016 will vest on the first anniversary of the date of grant. Phantom units issued to certain employees in June 2016 will vest in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distributions that we pay to a holder of a common unit. DERs are treated as additional compensation expense. Upon vesting, the phantom units will be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units. For the year ended December 31, 2016, the phantom units issued are classified as liability awards due to the Partnership not having sufficient common units available under the LTIP to settle in common units upon vesting.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2016	2015	2014
Equity classified awards
Restricted common units	$7,206	$10,809	$7,874
Liability classified awards
Phantom units	322	—	—
	$7,528	$10,809	$7,874

The unrecognized compensation cost associated with restricted common unit awards was an aggregate $3.8 million at December 31, 2016. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 1.1 years.

Since the restricted common units are participating securities, any distributions received by the restricted common unitholders are included in distributions to partners as presented on our statements of consolidated and combined cash flows. During the years ended December 31, 2016, 2015 and 2014, the restricted common unitholders received a distribution of approximately $0.2 million, $2.8 million and $1.9 million, respectively.

Note 13. Related Party Transactions

Amounts due to Memorial Resource and certain affiliates of NGP at December 31, 2015 are presented within “Accounts payable – affiliates” in the accompanying balance sheets. On June 1, 2016, Memorial Resource and certain affiliates of NGP became unaffiliated entities after we closed the MEMP GP Acquisition, as discussed in Note 1.

NGP Affiliated Companies

During the year ended December 31, 2016 and 2015, we paid less than $0.1 million and $0.3 million, respectively, to Multi-Shot, LLC, an NGP affiliated company, for services related to our drilling and completion activities.

Common Control Acquisitions

2016 Acquisition

On June 1, 2016, as discussed in Note 1, the Partnership acquired all of the equity interests in our general partner, MEMP GP, from Memorial Resource for cash consideration of approximately $0.8 million. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition. In connection with the closing of the transaction, our partnership agreement was amended and restated to, among other things, (i) convert MEMP GP’s 0.1% general partnership interest into a non-economic general partner interest, (ii) cancel the IDRs of the Partnership, and (iii) provide that the limited partners of the Partnership will elect the members of MEMP GP’s board of directors beginning with our next annual meeting. On June 1, 2016, the Partnership also acquired the remaining 50% of the IDRs of the Partnership owned by an NGP affiliate.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Due to common control considerations, the difference between the purchase price and the total identifiable assets has been recorded as a contribution or distribution, respectively, on our Statements of Consolidated and Combined Equity.

2015 Divestiture

On November 2, 2015, in connection with an auction process administered by a third-party, we divested certain oil and natural gas properties in the Permian Basin with a net value of approximately $0.2 million to an affiliate of NGP for a purchase price of approximately $0.9 million. Due to common control considerations, $0.7 million difference between the proceeds from the sale and the net book value of the properties was recognized in the equity statement as a contribution.

Related Party Agreements

We and certain of our former affiliates entered into various documents and agreements. These agreements were negotiated among affiliated parties and, consequently, were not the result of arm’s-length negotiations.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource provided management, administrative and operating services to the Partnership and our general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated and the Partnership entered into a transition services agreement with Memorial Resource. See Note 14 for additional information related to the transition services agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying statements of operations for the periods presented (in thousands):

For the Year Ended
December 31,
2016	2015	2014
$11,867	$32,281	$24,372

Beta Management Agreement

In connection with the December 2012 Beta acquisition, Memorial Resource entered into a management agreement with its wholly-owned subsidiary, Beta Operating Company, LLC (“Beta Operating”), pursuant to which Memorial Resource agreed to provide management and administrative oversight with respect to the services provided by such subsidiary under certain operating agreements with our subsidiary, Rise Energy Beta, LLC, related to the Beta properties in exchange for an annual management fee. Pursuant to such management agreement and in connection with such operating agreements, Memorial Resource had the right to receive approximately $0.4 million from Rise Energy Beta, LLC annually. This agreement was terminated in November 2015 in connection with the 2015 Beta Acquisition.

On June 1, 2016, Memorial Resource assigned and transferred Beta Operating to the Partnership in connection with the MEMP GP Acquisition.

Transition Service Agreements

The Partnership entered into transition service agreements related to an October 2013 common control acquisition. The term of these agreements were from October 1, 2013 through February 28, 2014. The Partnership paid transition service fees of approximately $0.8 million in the aggregate under these agreements.

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

Classic Pipeline assigned its saltwater disposal system to OLLC in November 2015.  Due to common control considerations, we recorded the receipt of this asset at historical cost and recognized a contribution of approximately $2.1 million in the equity statement. Prior to the assignment from Classic Pipeline, for the years ended December 31, 2015 and 2014, the Partnership incurred gathering and salt water disposal fees of approximately $3.2 million and $1.8 million respectively, from Classic Pipeline, an affiliate.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Transition Services Agreement

On June 1, 2016 we closed the MEMP GP Acquisition. Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities. We terminated our omnibus agreement and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. During the year ended December 31, 2016, we recorded $1.6 million, of general and administrative expenses related to the transition services agreement with Memorial Resource.

Litigation & Environmental

On January 16, 2017, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the Chapter 11 proceedings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including litigation relating to the entities involved in the Chapter 11 proceedings. See Note 2 for additional information.

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

The following table presents the activity of our environmental reserves for the periods presented:

	2016	2015	2014
	(In thousands)
Balance at beginning of period	$216	$2,092	$437
Charged to costs and expenses	—	—	2,852
Payments	(216)	(1,876)	(1,197)
Balance at end of period	$—	$216	$2,092

At December 31, 2016, we had no environmental reserves recorded. At December 31, 2015, we had approximately $0.2 million, of environmental reserves recorded on our balance sheet.

Sinking Fund Trust Agreement

REO assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of the Beta properties, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within State waters and the surface facilities. Under the terms of the agreement, REO, as the operator of the properties, is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2016, the account balance included in restricted investments was approximately $3.6 million.

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

In January 2010, the BOEM issued a report that revised upward, the estimated cost of decommissioning. In June 2010, REO agreed to make quarterly payments to the trust account of no less than $1.25 million in response to the revision. The trust account has the required minimum balances of $152.0 million at December 31, 2016.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. In 2015, the BOEM issued a preliminary report that indicated the estimated cost of decommissioning may further increase, and we expect the amount to be finalized during 2017 after negotiations are completed.

The gross held-to-maturity investments held in the trust account as of December 31, 2016 for the U.S. Bank money market cash equivalent was $152.0 million.

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment, compressors and incur surface rentals related to our business operations. The previous owners also leased equipment and office space under various operating leases and incurred surface rentals related to their operations.

For the years ended December 31, 2016, 2015 and 2014, we recognized $10.9 million, $16.9 million and $6.4 million of rent expense, respectively. The previous owners recorded rent expense of approximately $0.5 million for the year ended December 31, 2014.

Amounts shown in the following table represent minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$24,922	$7,938	$5,058	$3,309	$3,083	$2,748	$2,786

Purchase Commitments

At December 31, 2016, we had a CO2 purchase commitment with a third party associated with our Wyoming Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines our purchase commitments under these contracts based on pricing at December 31, 2016 (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2017	2018	2019	2020	2021	Thereafter
CO2 minimum purchase commitment	$19,665	$6,740	$4,567	$4,548	$3,810	$—	$—

Minimum Volume Commitment

At December 31, 2016, we had a long-term minimum volume commitment with a third party associated with a certain portion of our properties located in East Texas. The table below outlines the payment commitments associated with this minimum volume commitment (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2017	2018	2019	2020	2021	Thereafter
Midstream services	$30,668	$5,121	$5,106	$5,107	$5,106	$5,121	$5,107

Note 15. Income Tax

The components of income tax benefit (expense) are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current taxes:
Federal	$6	$(11)	$—
State	8	(48)	(127)
Total current income tax benefit (expense)	14	(59)	(127)
Deferred taxes:
Federal	8	1,193	2,057
State	(195)	1,041	(509)
Total deferred income tax benefit (expense)	(187)	2,234	1,548
Total income tax benefit (expense)	$(173)	$2,175	$1,421

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 35% as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Expected tax benefit (expense) at federal statutory rate	$191,870	$139,183	$(39,966)
State income tax benefit (expense), net of federal benefit	382	645	(1,907)
Pass-through entities (1)	(191,921)	(137,704)	42,000
Other	(504)	51	1,294
Total income tax benefit (expense)	$(173)	$2,175	$1,421

(1)	MEMP, a publicly traded partnership with qualifying income, is a pass-through entity for federal income tax purposes.

The components of net deferred income tax liabilities recognized were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$9	$56
Asset retirement obligation	875	694
Other	33	38
Total deferred income tax assets:	917	788
Valuation allowance	(865)	—
Net deferred income tax assets	52	788

Deferred income tax liabilities:
Property, plant and equipment	$1,522	$1,324
Derivatives	770	1,514
Other	40	44
Total deferred income tax liabilities	2,332	2,882

Net deferred income tax liabilities	$2,280	$2,094

A deferred tax liability was recorded in equity by the previous owners and related to Memorial Resource’s initial public offering and restructuring transactions as it represented a transaction among shareholders.  Subsequent to the Memorial Resource’s initial public offering, income tax related to the Property Swap was calculated on a separate return basis.

Uncertain Income Tax Position.  We must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable based on its technical merits.  For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits as of December 31, 2016.

Tax Audits and Settlements.  Generally, our income tax years 2011 through 2016 remain open and subject to examination by the Internal Revenue Service or state tax jurisdictions where we conduct operations. In certain jurisdictions we operate through more than one legal entity, each of which may have different open years subject to examination.

Tax Attribute carryforwards and Valuation Allowance. As of December 31, 2016, we had federal net operating loss of less than $0.1 million, which would expire in 2031. Valuation allowance was established on deferred tax assets applicable to a state jurisdiction where realization of the related deferred tax assets from future taxable income is not reasonably assured.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit amounts)
For the Year Ended December 31, 2016
Revenues	$60,866	$68,066	$74,222	$81,426
Operating income (loss)	(5,449)	(156,971)	(6,336)	(267,783)
Net income (loss)	(38,097)	(147,550)	(32,866)	(321,885)
Net income (loss) attributable to Memorial Production Partners LP	(38,097)	(147,550)	(32,866)	(321,885)
Limited partners’ interest in net income (loss)	(38,057)	(147,422)	(32,866)	(321,885)
Basic and diluted earnings per unit	(0.46)	(1.78)	(0.39)	(3.85)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit amounts)
For the Year Ended December 31, 2015
Revenues	$92,818	$98,138	$88,083	$79,108
Operating income (loss)	(136,370)	(85,197)	(160,844)	99,434
Net income (loss)	(162,658)	(113,859)	(191,981)	73,007
Net income (loss) attributable to Memorial Production Partners LP	(162,817)	(113,924)	(192,085)	72,949
Net income (loss) allocated to previous owners	(2,268)	—	—	—
Net income (loss) noncontrolling interest	159	65	104	58
Limited partners’ interest in net income (loss)	(160,439)	(113,862)	(191,938)	72,874
Basic and diluted earnings per unit	(1.90)	(1.36)	(2.31)	0.88

See Notes 3 and 11 for additional information regarding earnings per unit.

Note 17. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Evaluated oil and natural gas properties	$3,115,012	$3,616,325	$3,329,338
Support equipment and facilities	199,093	205,876	198,088
Accumulated depletion, depreciation, and amortization	(1,743,274)	(1,878,549)	(1,060,114)
Total	$1,570,831	$1,943,652	$2,467,312

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Property acquisition costs, proved	$—	$77,834	$983,076
Property acquisition costs, unproved	—	1,887	720
Exploration	792	2,078	—
Development	54,310	233,241	308,724
Total	$55,102	$315,040	$1,292,520

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We engaged Ryder Scott to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2016. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2016	2015	2014
Oil ($/Bbl):
WTI (1)	$42.75	$46.79	$91.48

NGL ($/Bbl):
WTI (1)	$42.75	$46.79	$91.48

Natural Gas ($/MMbtu):
Henry Hub (2)	$2.48	$2.58	$4.35

(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables set forth estimates of the net reserves as of December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31, 2016
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	90,945	461,526	43,395	1,267,571
Extensions and discoveries	297	288	42	2,320
Production	(3,883)	(44,776)	(2,283)	(81,773)
Sale of minerals in place	(3,228)	(15,227)	(123)	(35,328)
Revision of previous estimates	(18,390)	(30,795)	(15,847)	(236,225)
End of year	65,741	371,016	25,184	916,565

Proved developed reserves:
Beginning of year	50,817	311,147	30,315	797,936
End of year	45,536	280,035	18,923	666,786

Proved undeveloped reserves:
Beginning of year	40,128	150,379	13,080	469,635
End of year	20,205	90,981	6,261	249,779

	Year Ended December 31, 2015
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	100,258	727,216	59,034	1,682,960
Extensions and discoveries	2,319	8,686	558	25,950
Purchase of minerals in place	10,132	34,128	367	97,122
Production	(4,087)	(50,875)	(2,820)	(92,315)
Sale of minerals in place	(380)	(13,731)	(758)	(20,559)
Revision of previous estimates	(17,297)	(243,898)	(12,986)	(425,587)
End of year	90,945	461,526	43,395	1,267,571

Proved developed reserves:
Beginning of year	54,723	417,247	37,260	969,141
End of year	50,817	311,147	30,315	797,936

Proved undeveloped reserves:
Beginning of year	45,535	309,969	21,774	713,819
End of year	40,128	150,379	13,080	469,635

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	39,635	737,908	35,794	1,190,484
Extensions and discoveries	849	12,783	711	22,145
Purchase of minerals in place	69,095	13,036	22,351	561,713
Production	(3,135)	(48,721)	(2,498)	(82,520)
Revision of previous estimates	(6,186)	12,210	2,676	(8,862)
End of year	100,258	727,216	59,034	1,682,960

Proved developed reserves:
Beginning of year	22,429	427,983	17,637	668,381
End of year	54,723	417,247	37,260	969,141

Proved undeveloped reserves:
Beginning of year	17,206	309,925	18,157	522,103
End of year	45,535	309,969	21,774	713,819

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

The 351.0 Bcfe reduction in reserves for the year ended December 31, 2016 is primarily due to a 148.3 Bcfe downward pricing revision and a 87.9 Bcfe downward revision due to updated well performance data. We divested 35.3 Bcfe during the year ended December 31, 2016. Proved undeveloped reserves decreased primarily due to downward pricing during the year ended December 31, 2016.

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

See Note 4 for additional information on acquisitions and divestitures.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

The standardized measure of discounted future net cash flows is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Future cash inflows	$3,666,731	$5,952,935	$14,190,450
Future production costs	(2,384,195)	(3,194,577)	(4,821,051)
Future development costs	(440,496)	(808,512)	(1,455,926)
Future income tax expense (1)	—	—	(119,675)
Future net cash flows for estimated timing of cash flows	842,040	1,949,846	7,793,798
10% annual discount for estimated timing of cash flows	(446,199)	(1,360,292)	(4,881,811)
Standardized measure of discounted future net cash flows	$395,841	$589,554	$2,911,987

(1)

We are subject to the Texas margin tax based on the taxable margin apportioned to Texas. However, due to immateriality we have excluded the impact of this tax for the years ended December 31, 2016, 2015 and 2014.  The 2014 amount was related to Classic since its reserves were a part of a taxable entity for federal income tax purposes for the year ended December 31, 2014.

MEMORIAL PRODUCTION PARTNERS LP

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning of year	$589,554	$2,911,987	$1,718,204
Sale of oil and natural gas produced, net of production costs	(107,357)	(128,382)	(354,932)
Purchase of minerals in place	—	75,998	1,489,477
Sale of minerals in place	(28,277)	(45,100)	—
Extensions and discoveries	2,016	18,582	44,843
Changes in income taxes, net	—	63,180	(63,180)
Changes in prices and costs	(404,870)	(2,764,481)	(170,682)
Previously estimated development costs incurred	89,748	322,446	275,078
Net changes in future development costs	254,043	448,089	(133,098)
Revisions of previous quantities	14,414	(344,775)	(48,087)
Accretion of discount	58,956	297,517	171,820
Change in production rates and other	(72,386)	(265,507)	(17,456)
End of year	$395,841	$589,554	$2,911,987

Note. 18 Subsequent Events

Hedge Monetization

For additional information, see Note 6 and Note 9.

Chapter 11 Bankruptcy Filings

For additional information, see Note 2 and Note 9.

Entry into a Material Definitive Agreement

On January 13, 2017, the Partnership entered into a Plan Support Agreement with lenders holding 100% of the loans under the Credit Agreement, by and among OLLC, the Partnership, and Wells Fargo Bank, National Association as administrative agent. See Note 2 and Note 9 for additional information.

On January 13, 2017, the Partnership entered into the third amendment to limited waiver, which extended the outside date of the limited waiver period under the limited waiver from January 13, 2017 to January 16, 2017. See Note 2 and 9 for additional information.

Notice of Delisting

For additional information, see Note 2.

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

2.3##	—

Purchase and Sale Agreement, dated as of November 3, 2015, by and between SP Beta Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 5, 2015).

2.4##	—

Purchase and Sale Agreement, dated as of April 27, 2016, among Memorial Production Partners LP, Memorial Resources Development Corp., Memorial Production Partners GP LLC, Memorial Production Operating LLC, Beta Operating Company, LLC and MEMP Services LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 2, 2016).

2.5##	—

Joint Plan of Reorganization of Memorial Production Partners LP, et al. under Chapter 11 of the Bankruptcy Code, dated as of January 16, 2017 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

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

3.4	—	Certificate of Formation of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-175090) filed on June 23, 2011).

3.5	—

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

Form of Phantom Unit Agreement under the Memorial Production Partners GP LLC Long-Term Incentive Plan. (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016.

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

1

Exhibit Number		Description

4.5	—

Second Supplemental Indenture, dated as of December 30, 2015, by and among San Pedro Bay Pipeline Company, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

4.6	—

Indenture, dated July 17, 2014, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-35364) filed on July 17, 2014).

4.7	—

First Supplemental Indenture, dated as of December 30, 2015, by and among San Pedro Bay Pipeline Company, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K (File No. 001-35364) filed on February 24, 2016).

4.8	—

Instrument of Resignation, Appointment and Acceptance, dated as of June 24, 2016, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, Wilmington Trust, National Association, as successor trustee, and U.S. Bank National Association, as resigning trustee (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 3, 2016).

4.9	—

Instrument of Resignation, Appointment and Acceptance, dated as of June 24, 2016, by and among Memorial Production Partners LP, Memorial Production Finance Corporation, Wilmington Trust, National Association, as successor trustee, and U.S. Bank National Association, as resigning trustee (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 3, 2016).

4.10	—

Second Supplemental Indenture, dated as of July 20, 2016, by and among Memorial Production Partners GP LLC, MEMP Services LLC, Beta Operating Company, LLC, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 3, 2016).

4.11	—

Third Supplemental Indenture, dated as of July 20, 2016, by and among Memorial Production Partners GP LLC, MEMP Services LLC, Beta Operating Company, LLC, Memorial Production Partners LP, Memorial Production Finance Corporation, the other subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 3, 2016).

10.1	—

Omnibus Agreement, dated as of December 14, 2011, by and among Memorial Production Partners LP, Memorial Production Partners GP LLC and Memorial Resource Development LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.2	—

Equity Distribution Agreement, dated May 25, 2016, among Memorial Production Partners LP, Memorial Production Partners GP LLC, Memorial Production Operating LLC and UBS Securities LLC and FBR Capital Markets & Co (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 25, 2016).

10.3#	—	Memorial Production Partners GP LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

10.4#	—	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 4, 2016).

*10.5#	—	Form of Key Employee Retention Bonus Agreement for Senior Management

*10.6#	—	Form of Key Employee Retention Bonus Agreement

*10.7#	—	Memorial Production Partners LP Key Employee Incentive Plan

2

Exhibit Number		Description

10.8	—

Credit Agreement, dated as of December 14, 2011, among Memorial Production Operating LLC, as borrower, Memorial Production Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, BNP Paribas, Citibank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011), as amended by First Amendment to Credit Agreement, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 15, 2012), as further amended by Second Amendment to Credit Agreement, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on September 19, 2012), as further amended by Third Amendment to Credit Agreement, dated as of December 3, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 4, 2012), as further amended by Fourth Amendment to Credit Agreement and First Amendment to Guaranty Agreement, dated as of March 8, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 10, 2013), as further amended by Fifth Amendment to Credit Agreement, dated as of March 19, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on March 21, 2013), as further amended by Sixth Amendment to Credit Agreement, dated as of September 26, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 1, 2013), as further amended by Seventh Amendment to Credit Agreement, dated as of June 13, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on June 19, 2014), as further amended by Eighth Amendment to Credit Agreement, dated as of October 10, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on October 14, 2014), as further amended by Ninth Amendment to Credit Agreement, dated as of December 17, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 18, 2014) as further amended by Tenth Amendment to Credit Agreement, dated as of April 14, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 14, 2016) and as further amended by Eleventh Amendment to Credit Agreement, dated as of October 28, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 1, 2016).

10.9	—

Limited Waiver and Twelfth Amendment to Credit Agreement, dated as of November 1, 2016, by and among Memorial Production Partners LP, Memorial Production Operating LLC, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent for the lenders party thereto, Royal Bank of Canada, Citizens Bank, N.A., MUFG Union Bank, N.A. f/k/a Union Bank, N.A. and Comerica Bank, as co-documentation agents for the lenders party thereto, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35364) filed on November 1, 2016).

10.10	—

First Amendment to Limited Waiver, dated as of November 30, 2016, among Memorial Production Operating LLC, Memorial Production Partners LP, certain other guarantors and lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 1, 2016).

10.11	—

Forbearance dated as of November 30, 2016, among Memorial Production Partners LP, Memorial Production Finance Corporation, certain guarantors party thereto, and the 2021 Holders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35364) filed on December 1, 2016).

10.12	—

Forbearance dated as of November 30, 2016, among Memorial Production Partners LP, Memorial Production Finance Corporation, certain guarantors party thereto, and the 2022 Holders (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on December 1, 2016).

10.13	—

First Amendment to Forbearance Agreement, dated as of December 7, 2016, among Memorial Production Partners LP (the “Partnership”), Memorial Production Finance Corporation, certain guarantors party thereto, and certain holders of the Partnership’s 7.625% Senior Notes due 2021(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 8, 2016).

10.14	—

First Amendment to Forbearance Agreement, dated as of December 7, 2016, among Memorial Production Partners LP (the “Partnership”), Memorial Production Finance Corporation, certain guarantors party thereto, and certain holders of the Partnership’s 6.875% Senior Notes due 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35364) filed on December 8, 2016).

3

Exhibit Number		Description

10.15	—

Second Amendment to Limited Waiver, dated as of December 16, 2016, among Memorial Production Operating LLC, Memorial Production Partners LP, certain other guarantors and lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 19, 2016).

10.16	—

Third Amendment to Limited Waiver, dated as of January 13, 2017, among Memorial Production Operating LLC, Memorial Production Partners LP, certain other guarantors and lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

10.17	—

Plan Support Agreement, dated as of December 22, 2016, among Memorial Production Partners LP (the “Partnership”) and its subsidiaries party thereto and certain holders of the Partnership’s 7.625% Senior Notes due 2021 and the Partnership’s 6.875% Senior Notes due 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 23, 2016).

10.18	—

Plan Support Agreement, dated as of January 13, 2017, among Memorial Production Partners LP and its subsidiaries party thereto and the banks party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

10.19#	—

Amendment to Plan Support Agreement, dated as of January 12, 2017, among Memorial Production Partners LP (the “Partnership”) and its subsidiaries party thereto and certain holders of the Partnership’s 7.625% Senior Notes due 2021 and the Partnership’s 6.875% Senior Notes due 2022 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

10.20	—	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K (File No. 001-35364) filed on December 15, 2011).

21.1*	—	List of Subsidiaries of Memorial Production Partners LP.

23.1*	—	Consent of Ryder Scott Company, L.P.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Report of Ryder Scott Company, L.P.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed or furnished as an exhibit to this Annual Report on Form 10-K.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

4