Form 10-Q
period 2017-03-31
Amplify Energy Corp
filed 2017-05-10
CIK 1521847

/

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35364

AMPLIFY ENERGY CORP.

(Successor in interest to Memorial Production Partners LP)

(Exact name of registrant as specified in its charter)

Delaware	82-1326219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1600, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 490-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

As of May 5, 2017, the registrant had 25,000,000 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

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

MMBtu: One million Btu.

MMcf: One million cubic feet of natural gas.

MMcfe: One million cubic feet of natural gas equivalent.

Net Production: Production that is owned by us less royalties and production due to others.

NGLs: The combination of ethane, propane, butane and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

NYMEX: New York Mercantile Exchange.

Oil: Oil and condensate.

Operator: The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.

OPIS: Oil Price Information Service.

Probabilistic Estimate: The method of estimation of reserves or resources is called probabilistic when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence.

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

Standardized Measure: The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the United States Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”) (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. During the Predecessor period, we were generally not subject to federal or state income taxes and thus made no provision for federal or state income taxes in the calculation of the Predecessor’s standardized measure. Standardized measure does not give effect to derivative transactions.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless we indicate otherwise:

•

“Amplify Energy,” “Successor,” and “Reorganized Memorial,” refer to Amplify Energy Corp., the successor reporting company of Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;

•	“Memorial Production Partners,” “MEMP,” and “Predecessor” refer to Memorial Production Partners LP, individually and collectively with its subsidiaries;
•

“Company,” “we,” “our,” “us” or like terms refer to Memorial Production Partners LP for the period prior to emergence from bankruptcy and to Amplify Energy Corp. for the period after emergence from bankruptcy;

•	“Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, the Predecessor’s general partner and wholly-owned subsidiary;
•	“OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties;
•

“Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly-owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto;

•	“Memorial Resource” refers collectively to Memorial Resource Development Corp., the former owner of the Predecessor’s general partner, and its subsidiaries;
•	“the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco LLC;
•	“MRD Holdco” refers to MRD Holdco LLC, which together with a group controlled Memorial Resource; and
•	“NGP” refers to Natural Gas Partners.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition or include other “forward-looking” information. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	the results of our bankruptcy proceedings could differ from our expectations;
•	our future cash flows and their adequacy to fund our ongoing operations;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•	our indebtedness and our ability to satisfy our debt obligations and a potential inability to effect deleveraging transactions or otherwise reduce those risks;
•	risks related to a redetermination of the borrowing base under our revolving credit facility;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
•

the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	changes to the financial condition of counterparties;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of legislation and governmental regulations, including those related to climate change, hydraulic fracturing and the Predecessor’s status as a partnership for federal income tax purposes;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance; and
•	actions of third-party co-owners of interests in properties in which we also own an interest.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (“2016 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding units)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$80,022	$15,373
Accounts receivable	30,823	34,584
Short-term derivative instruments	42,567	69,464
Prepaid expenses and other current assets	7,512	13,163
Total current assets	160,924	132,584
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	3,119,878	3,115,012
Support equipment and facilities	199,304	199,093
Other	15,394	15,344
Accumulated depreciation, depletion and impairment	(1,777,670)	(1,749,747)
Property and equipment, net	1,556,906	1,579,702
Long-term derivative instruments	34,797	102,630
Restricted investments	156,388	156,234
Other long-term assets	1,973	2,104
Total assets	$1,910,988	$1,973,254

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,483	$4,353
Revenues payable	22,678	21,285
Accrued liabilities (see Note 3)	22,318	65,235
Current portion of long-term debt (see Note 8)	454,799	1,622,904
Total current liabilities	502,278	1,713,777
Liabilities subject to compromise (see Note 2)	1,162,305	—
Asset retirement obligations	157,390	154,913
Deferred tax liabilities	2,206	2,280
Other long-term liabilities	2,629	2,795
Total liabilities	1,826,808	1,873,765
Commitments and contingencies (see Note 13)
Equity:
Partners' equity:
Common units (83,800,287 units outstanding at March 31, 2017 and 83,827,920 units outstanding at December 31, 2016)	84,180	99,489
Total partners' equity	84,180	99,489
Total liabilities and equity	$1,910,988	$1,973,254

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Oil & natural gas sales	$81,284	$60,623
Other revenues	96	243
Total revenues	81,380	60,866

Costs and expenses:
Lease operating	25,986	35,696
Gathering, processing, and transportation	8,035	9,209
Exploration	16	122
Taxes other than income	4,266	4,008
Depreciation, depletion, and amortization	27,882	44,429
Impairment of proved oil and natural gas properties	—	8,342
General and administrative	23,370	13,524
Accretion of asset retirement obligations	2,495	2,707
(Gain) loss on commodity derivative instruments	(10,241)	(51,745)
(Gain) loss on sale of properties	—	(96)
Other, net	(8)	119
Total costs and expenses	81,801	66,315
Operating income (loss)	(421)	(5,449)
Other income (expense):
Interest expense, net	(8,400)	(32,552)
Other income (expense)	6	—
Total other income (expense)	(8,394)	(32,552)
Income (loss) before income taxes	(8,815)	(38,001)
Reorganization items, net	(7,653)	—
Income tax benefit (expense)	91	(96)
Net income (loss)	(16,377)	(38,097)
Net income (loss) attributable to Memorial Production Partners LP	$(16,377)	$(38,097)

Limited partners' interest in net income (loss):
Net income (loss) attributable to Memorial Production Partners LP	$(16,377)	$(38,097)
Net (income) loss allocated to general partner	—	40
Limited partners' interest in net income (loss)	$(16,377)	$(38,057)

Earnings per unit: (Note 10)
Basic and diluted earnings per unit	$(0.20)	$(0.46)
Weighted average limited partner units outstanding:
Basic and diluted	83,810	82,935

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(16,377)	$(38,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	27,882	44,429
Impairment of proved oil and natural gas properties	—	8,342
(Gain) loss on derivative instruments	(10,241)	(48,063)
Cash settlements (paid) received on expired derivative instruments	10,826	79,691
Cash settlements (paid) on terminated derivatives	94,146	—
Deferred income tax expense (benefit)	(74)	65
Amortization of deferred financing costs	—	1,202
Accretion of senior notes discount	—	605
Accretion of asset retirement obligations	2,495	2,707
Gain on sale of properties	—	(96)
Unit-based compensation (see Note 11)	1,125	2,568
Settlement of asset retirement obligations	(113)	(615)
Reorganization items, net	3,767	—
Other	41	—
Changes in operating assets and liabilities:
Accounts receivable	3,761	14,977
Prepaid expenses and other assets	4,099	2,190
Payables and accrued liabilities	4,650	7,058
Other	(222)	43
Net cash provided by operating activities	125,765	77,006
Cash flows from investing activities:
Additions to oil and gas properties	(3,908)	(22,537)
Additions to restricted investments	(154)	(2,136)
Additions to other property and equipment	(50)	(95)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	—	325
Other	(150)	—
Net cash used in investing activities	(4,262)	(24,443)
Cash flows from financing activities:
Advances on revolving credit facilities	16,600	28,000
Payments on revolving credit facilities	(73,453)	(72,000)
Deferred financing costs	—	(18)
Contributions related to sale of assets to NGP affiliate	—	26
Distributions to partners	—	(8,304)
Restricted units returned to plan	(1)	(30)
Net cash (used in) provided by financing activities	(56,854)	(52,326)
Net change in cash and cash equivalents	64,649	237
Cash and cash equivalents, beginning of period	15,373	599
Cash and cash equivalents, end of period	$80,022	$836

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

Partner's Equity
Limited Partners
Common
Balance at December 31, 2016	$99,489
Net income (loss)	(16,377)
Amortization of unit-based awards	1,069
Restricted units repurchased and other	(1)
Balance at March 31, 2017	$84,180

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

When referring to Amplify Energy Corp. (formerly known as Memorial Production Partners LP and also referred to as “Successor,” “Reorganized Memorial,” “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended. When referring to the “Predecessor” or the “Company” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to MEMP, the predecessor that was dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

We operate in one reportable segment engaged in the acquisition, exploitation, development and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Unless the context requires otherwise, references to: (i) “our Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, our Predecessor’s general partner and wholly-owned subsidiary; (ii) “Memorial Resource” refers collectively to Memorial Resource Development Corp., the former owner of our Predecessor’s general partner, and its subsidiaries; (iii) “the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco LLC; (iv) “OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly-owned subsidiary through which we operate our properties; (v) “Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly-owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto; and (vi) “NGP” refers to Natural Gas Partners.

On April 27, 2016, we entered into an agreement pursuant to which the Predecessor agreed to acquire, among other things, all of the equity interests in our Predecessor’s general partner, MEMP GP, from Memorial Resource (the “MEMP GP Acquisition”) for cash consideration of approximately $0.8 million. MEMP GP held an approximate 0.1% general partner interest and 50% of the incentive distribution rights ("IDRs") in us. In conjunction with the MEMP GP Acquisition, on April 27, 2016, we also entered into an agreement with an NGP affiliate pursuant to which we agreed to acquire the other 50% of the IDRs. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition.

In connection with the closing of the transactions on June 1, 2016, our Predecessor’s partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Predecessor held by MEMP GP into a non-economic general partner interest, (ii) cancel the IDRs, and (iii) provide that the limited partners of the Predecessor will have the ability to elect the members of MEMP GP’s board of directors. In addition, we terminated the omnibus agreement under which Memorial Resource provided management, administrative and operations personnel to us and our Predecessor’s general partner, and we entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 12 and Note 13 for additional information regarding the MEMP GP Acquisition and the transition services agreement.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and guidelines of the Securities and Exchange Commission (the “SEC”). Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

The inclusion of MEMP GP in our consolidated financial statements was effective June 1, 2016 due to the MEMP GP Acquisition. All material intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bankruptcy Accounting

On January 16, 2017, MEMP and certain of its subsidiaries (collectively with MEMP, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 proceedings”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”).

During the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the Bankruptcy Code. The unaudited condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations.” This guidance requires that the financial statements, for the periods subsequent to the Chapter 11 proceedings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting for and presentation of liabilities. See Note 2 for additional information related to the Chapter 11 proceedings.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2. Chapter 11 Proceedings, Liquidity and Ability to Continue as a Going Concern

Chapter 11 Proceedings

On January 16, 2017 (the “Petition Date”), the Debtors filed voluntary petitions under the Bankruptcy Code in the Bankruptcy Court to pursue a Joint Chapter 11 Plan of Reorganization for the Debtors. The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262). The Bankruptcy Court granted all of the first day motions filed by the Debtors, which were designed primarily to minimize the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors continued their operations without interruption during the pendency of the Chapter 11 proceedings.

The commencement of the Chapter 11 proceedings resulted in the acceleration of our revolving credit facility, dated as of December 14, 2011 (as the context may require, as amended, supplemented or otherwise modified, the “revolving credit facility”), and the indentures governing the 7.625% senior notes due May 2021 (“2021 Senior Notes”) and 6.875% senior notes due August 2022 (“2022 Senior Notes” and collectively, the “Notes”). Under the Bankruptcy Code, the creditors under these debt agreements were automatically stayed from taking any action against MEMP as a result of an event of default.

On April 14, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017 (as amended and supplemented, the “Plan”). On May 4, 2017 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for part of the quarter ended March 31, 2017 and through May 3, 2017, the date immediately prior to the Effective Date. As such, certain aspects of the Chapter 11 proceedings and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan of Reorganization

In accordance with the Plan, on the Effective Date:

•

The Successor issued (i) 25,000,000 new common shares (the “New Common Shares”) and (ii) warrants (the “Warrants”) to purchase up to 2,173,913 shares of the Company’s common stock exercisable for a five-year period commencing on the Effective Date entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding New Common Shares (including New Common Shares issuable upon full exercise of the Warrants, but excluding any New Common Shares issuable under the Management Incentive Plan (“MIP”)), at a per share exercise price equal to the principal and accrued interest on the Notes as of December 31, 2016, divided by the number of issued and outstanding New Common Shares (including New Common Shares issuable upon exercise of the Warrants, but excluding any New Common Shares issuable under the MIP), which New Common Shares and Warrants were distributed as set forth below.

•

The holders of claims under the revolving credit facility received a full recovery, consisting of a cash paydown and their pro rata share of the $1 billion exit senior secured reserve-based revolving credit facility (the “Exit Credit Facility”), as further discussed below.

•

The Notes were cancelled and the Predecessor’s liability thereunder discharged, and the holders of the Notes received (directly or indirectly) their pro rata share of New Common Shares representing, in the aggregate, 98% of the New Common Shares on the Effective Date (subject to dilution by the MIP and the New Common Shares issuable upon exercise of the Warrants). Additionally, the holders of the Notes received their pro rata share of a $24.6 million cash distribution.

•

The Predecessor common units were cancelled, and each common unitholder received its pro rata share of: (i) 2% of the New Common Shares, (ii) the Warrants, and (iii) cash in an aggregate amount of approximately $1.3 million.

•

The holders of administrative expense claims, priority tax claims, other priority claims and general unsecured creditors of the Predecessor will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under Title 11 of the United States Code.

•

The Successor entered into a stockholders agreement (the “Stockholders Agreement”) with certain parties in which the Successor agreed to, at the direction of such stockholders, use commercially reasonable efforts to effect the sale of their New Common Shares.

•

The Successor entered into a registration rights agreement (the “Registration Rights Agreement”) with certain parties in which the Successor agreed to, among other things, file a registration statement with the SEC within 90 days of the receipt of a request from the stockholders party thereto covering the offer and resale of the New Common Shares held by such stockholders.

•	The Company’s MIP became effective, in which an aggregate of 2,322,404 shares of the Company’s common stock are available for grant pursuant to awards under the MIP.
•

The terms of the Predecessor’s general partner’s board of directors automatically expired on the Effective Date. The Successor formed a new seven-member board of directors consisting of the President & Chief Executive Officer, one director of the Predecessor, and five new members designated by certain parties of the Noteholder PSA.

Exit Credit Facility

On May 4, 2017, Amplify Energy Operating LLC, as borrower (the “Borrower”), entered into the Amended and Restated Credit Agreement (the “Credit Agreement” or the “Exit Credit Facility”) among Amplify Acquisitionco Inc., a Delaware corporation (“Acquisitionco”), as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. Pursuant to the Credit Agreement the lenders party thereto agreed to provide the Borrower with a $1 billion exit senior secured reserve-based revolving credit facility (the “Exit Facility” and the loans thereunder, the “Loans”). The aggregate principal amount of Loans outstanding under the Credit Agreement as of the Effective Date was $430 million.

The terms and conditions under the Credit Agreement include (but are not limited to) the following:

•

a borrowing base is approximately $490.0 million (which borrowing base amount will be reduced by $2.5 million each month until the next scheduled redetermination of the borrowing base to occur in November 2017);

•	a maturity date of March 19, 2021 for the Exit Credit Facility;
•

the Loans shall bear interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 2.00% to 3.00% or (ii) adjusted LIBOR plus an applicable margin of 3.00% to 4.00%, in each case based on the borrowing base utilization percentage under the Exit Credit Facility;

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	the unused commitments under the Exit Credit Facility will accrue a commitment fee of 0.50%, payable quarterly in arrears;
•

the obligations under the Credit Agreement are guaranteed by Acquisitionco and substantially all of the Borrower’s subsidiaries (the “Guarantors”), subject to limited exceptions, and secured on a first-priority basis by substantially all of the Borrower’s and the Guarantors’ assets, including, without limitation, liens on at least 95% of the total value of the Borrower’s and the Guarantors’ oil and gas properties, a non-recourse pledge by the Company of the capital stock of Acquisitionco, a pledge by Acquisitionco of the capital stock of the Borrower and pledges of stock of all other direct and indirect subsidiaries of the Borrower, subject to certain limited exceptions; and

•

certain financial covenants, including the maintenance of (i) an interest coverage ratio not to exceed 2.50 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing with the fiscal quarter ending September 30, 2017, (ii) a current ratio, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing with the fiscal quarter ending September 30, 2017, of not less than 1.00 to 1.00 and (iii) a total leverage ratio, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing with the fiscal quarter ending September 30, 2017, of less than or equal to 4.00 to 1.00.

•

The Credit Agreement also contains certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated into this Note 2 by reference.

Plan Support Agreements

On December 22, 2016, the Predecessor entered into a Plan Support Agreement (“Noteholder PSA”) with certain holders of the Notes, as well as reached an agreement-in-principle with the administrative agent under our revolving credit facility on the terms of a financial restructuring. Under the terms of the Noteholder PSA, the financial restructuring would be effected through the Plan.

A summary of the Noteholder PSA is set forth in our Current Report on Form 8-K filed with the SEC on December 23, 2016 and our 2016 Form 10-K. On March 25, 2017, the requisite noteholders, pursuant to the Plan, elected to receive the approximately $24.6 million cash distribution in accordance with the Plan.

On January 13, 2017, the Predecessor entered into a Plan Support Agreement (the “RBL PSA”) with lenders holding 100% of the loans under our revolving credit facility. The RBL PSA was entered into on terms substantially similar to those of the Noteholder PSA. In addition, among other things, the RBL PSA provided that (i) the consenting lenders (as defined in the RBL PSA) may terminate the RBL PSA upon the termination of the Noteholder PSA or if there is an amendment to the Noteholder PSA that is, or would reasonably be expected to be, adverse to the administrative agent under our revolving credit facility or the consenting lenders and (ii) each of the Debtors agreed to not file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code until the Debtors terminated certain swap agreements identified in the RBL PSA and used the net proceeds thereof to repay outstanding amounts under the revolving credit facility.

A summary of the RBL PSA is set forth in our Current Report on Form 8-K filed with the SEC on January 17, 2017 and in our 2016 Form 10-K.

Effect of Filing on Creditors and Unitholders

Subject to certain exceptions, under the Bankruptcy Code, the filing of bankruptcy petitions automatically stayed the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities were subject to settlement under the Bankruptcy Code. Although the filing of bankruptcy petitions triggered defaults on the Debtors’ debt obligations, creditors were stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on the Notes for the period from January 17, 2017 through March 31, 2017. For that period, unrecorded contractual interest was approximately $16.7 million.

Under the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of the Predecessor’s existing common units are entitled to receive any settlement or retain any property under a plan of reorganization. On the Effective Date, creditors and unitholders received the distributions detailed above under “Chapter 11 Proceedings — Plan of Reorganization.”

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the Petition Date which are affected by the Chapter 11 proceedings. These amounts represent the Debtors’ allowed claims and its best estimate of claims expected to be allowed which will be resolved as part of the Chapter 11 proceedings. The difference between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included on the accompanying unaudited condensed consolidated balance sheet at the date indicated (in thousands):

March 31, 2017
Accounts payable	$1,257
Accrued interest payable	49,796
Debt	1,111,252
Liabilities subject to compromise	$1,162,305

Reorganization Items, Net

The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items, net represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.

The following table summarizes the components of reorganization items, net included in the accompanying unaudited condensed statements of consolidated operations (in thousands):

For the Three Months Ended
March 31, 2017
Legal and other professional advisory fees	$7,585
Other	68
Reorganization items, net	$7,653

Fresh Start Accounting

Upon emergence from Chapter 11 proceedings on May 4, 2017, we adopted fresh start accounting as required by GAAP. We meet the requirements of fresh start accounting which include: (i) the holders of the voting common units of the Predecessor prior to the Effective Date received less than 50% of the voting shares of the Company and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. Adopting fresh-start accounting resulted in a new financial reporting entity with no beginning or ending retained earnings or deficit balances as of the fresh-start reporting date. Upon the adoption of fresh-start accounting, our assets and liabilities will be recorded at their fair values as of the fresh-start reporting date. Our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting date, as we have a new basis in our assets and liabilities.

Liquidity and Ability to Continue as a Going Concern

Continued low commodity prices during 2016 resulted in significantly lower levels of cash flow from operating activities and limited the Company’s ability to access the capital markets. Low commodity prices also adversely impacted our redeterminations of our borrowing base under our revolving credit facility during 2016. On January 13, 2017, we monetized certain hedge positions and used a portion of the cash proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes. In connection with the hedge monetization, our borrowing base under our revolving credit facility was reduced from $530.7 million at December 31, 2016 to $457.2 million, with outstanding borrowings totaling $454.8 million. The reduced borrowing base had a significant negative impact on the Company’s liquidity and ability to remain in compliance with certain financial covenants.

In 2016, in order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including divesting certain non-core assets, minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code on January 16, 2017.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Debtors’ Chapter 11 proceedings accelerated the Predecessor’s obligations under its revolving credit facility, 2021 Senior Notes and 2022 Senior Notes. In addition, various other defaults existed prior to the filing of the bankruptcy petitions, including: (i) failure to pay the interest payment on the 2021 Senior Notes, which constituted a default and event of default under our revolving credit facility, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility, (iii) the effect of the default and cross default provisions in the indenture governing the Notes, and (iv) the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2016.

The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

On May 4, 2017, the Company emerged from bankruptcy and entered into an Exit Credit Facility with an initial borrowing base of $490.0 million. Refer to the Exit Credit Facility discussion noted above for additional information.

Note 3. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2016 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016
Accrued lease operating expense	$7,860	$10,411
Accrued general and administrative expenses	5,745	3,040
Accrued capital expenditures	2,738	1,826
Accrued reorganization items, net	2,414	—
Accrued ad valorem tax	969	977
Asset retirement obligation	789	789
Accrued interest payable (1)	53	46,417
Other	1,750	1,775
Accrued liabilities	$22,318	$65,235

(1)

As a result of the Chapter 11 proceedings, the accrued interest related to the Notes has been reclassified from accrued interest payable to liabilities subject to compromise at March 31, 2017. See Note 2 for additional information.

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$4,777	$22,793
Cash paid for reorganization items, net	3,887	—
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	912	1,875
Asset retirement obligation removal related to divestitures	—	(451)

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

Definition of a Business. In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the guidance is to be applied on a prospective basis to purchases or disposals of a business or an asset. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force. In November 2016, the FASB issued an accounting standards update to clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes in restricted cash and restricted cash equivalents that result from the transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued an accounting standards update to address eight specific cash flow issues with the objective of reducing the current and potential future diversity in practice. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

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

The Company is the lessee under various agreements for office space, compressors, equipment, and surface rentals that are currently accounted for as operating leases. As a result, these new rules will increase reported assets and liabilities. The Company will not early adopt this standard. The Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. The Company is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance and requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for interim and annual reporting periods starting January 1, 2018, and early adoption is permitted. The Company will not early adopt the standard and plans to use a modified retrospective approach upon adoption with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company is currently evaluating its revenue streams and contracts under the revised standard to determine the impact it is expected to have on the consolidated financial statements and related disclosures.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 4. Acquisitions and Divestitures

Related Party Acquisitions

See Note 12 for further information regarding related party acquisitions that have been accounted for as transactions between entities under common control that impact the basis of presentation for the periods presented.

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expenses in the accompanying unaudited condensed statements of consolidated operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2017	2016
$—	$86

Acquisitions and Divestitures

There were no material acquisitions or divestitures during the three months ended March 31, 2017.

On July 14, 2016, we closed a transaction to divest certain assets located in Colorado and Wyoming (the “Rockies Divestiture”) to a third party for total proceeds of approximately $16.4 million, including final post-closing adjustments. This disposition did not qualify as a discontinued operation.

On June 14, 2016, we closed a transaction to divest certain assets located in the Permian Basin (the “Permian Divestiture”) to a third party for a total purchase price of approximately $36.7 million including estimated post-closing adjustments. This disposition did not qualify as a discontinued operation.

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and Rockies Divestiture which is included in the accompanying unaudited condensed statements of consolidated operations of the Company, is as follows (in thousands):

For the Three Months Ended
March 31, 2016
Permian Divestiture	$2,020
Rockies Divestiture	1,761

Note 5. Fair Value Measurements of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). All of the derivative instruments reflected on the accompanying unaudited condensed consolidated balance sheets were considered Level 2.

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying unaudited condensed consolidated balance sheets approximated fair value at March 31, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 8 for the estimated fair value of our outstanding fixed-rate debt.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$91,630	$—	$91,630
Total assets	$—	$91,630	$—	$91,630
Liabilities:
Commodity derivatives	$—	$14,266	$—	$14,266
Total liabilities	$—	$14,266	$—	$14,266

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$189,851	$—	$189,851
Total assets	$—	$189,851	$—	$189,851
Liabilities:
Commodity derivatives	$—	$17,757	$—	$17,757
Total liabilities	$—	$17,757	$—	$17,757

See Note 6 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the accompanying unaudited condensed consolidated balance sheets. The following methods and assumptions are used to estimate the fair values:

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

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

No impairments were recognized during the three months ended March 31, 2017. During the three months ended March 31, 2016, we recognized approximately $8.3 million of impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. As a result of the impairments, the carrying value of these properties was reduced to approximately $11.0 million.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2017, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $77.4 million against amounts outstanding under our revolving credit facility at March 31, 2017. See Note 8 for additional information regarding our revolving credit facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, and costless collars) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value.

In January 2017, in connection with our restructuring efforts, we monetized $94.1 million in commodity hedges and used a portion of the proceeds to reduce the amounts outstanding under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI, or Inter-Continental Exchange (“ICE”) Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At March 31, 2017, we had the following open commodity positions:

	Remaining
	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	1,295,000	1,102,000
Weighted-average fixed price	$3.96	$3.91

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	130,000	122,000
Weighted-average fixed price	$71.53	$75.69

Collar contracts:
Average Monthly Volume (Bbls)	10,000	—
Weighted-average floor price	$45.00	$—
Weighted-average ceiling price	$54.50	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	78,400	65,700
Weighted-average fixed price	$30.29	$24.13

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. From time to time we enter into offsetting positions to avoid being economically over-hedged. The Company did not have any interest rate swaps at March 31, 2017.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2017 and December 31, 2016. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
Type	Balance Sheet Location	2017	2016	2017	2016
		(In thousands)
Commodity contracts	Short-term derivative instruments	$56,307	$86,335	$13,740	$16,871
Gross fair value		56,307	86,335	13,740	16,871
Netting arrangements	Short-term derivative instruments	(13,740)	(16,871)	(13,740)	(16,871)
Net recorded fair value	Short-term derivative instruments	$42,567	$69,464	$—	$—

Commodity contracts	Long-term derivative instruments	$35,323	$103,515	$526	$885
Gross fair value		35,323	103,515	526	885
Netting arrangements	Long-term derivative instruments	(526)	(885)	(526)	(885)
Net recorded fair value	Long-term derivative instruments	$34,797	$102,630	$—	$—

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying condensed statements of consolidated operations. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2017	2016
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(10,241)	$(51,745)
Interest rate derivatives	Interest expense, net	—	3,682

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2017 (in thousands):

Asset retirement obligations at beginning of period	$155,702
Liabilities added from acquisitions or drilling	6
Liabilities settled	(113)
Accretion expense	2,495
Revision of estimates	89
Asset retirement obligations at end of period	158,179
Less: Current portion	789
Asset retirement obligations - long-term portion	$157,390

Note 8. Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2017	2016
	(In thousands)
OLLC $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	$454,799	$511,652
2021 Senior Notes, fixed-rate, due May 2021 (2) (4)	646,287	646,287
2022 Senior Notes, fixed-rate, due August 2022 (3) (4)	464,965	464,965
Total debt	1,566,051	1,622,904
Less: current portion of long-term debt (5)	(454,799)	(1,622,904)
Less: Amounts reclassified to liabilities subject to compromise (6)	(1,111,252)	—
Long-term debt	$—	$—

(1)	The carrying amount of our revolving credit facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	The estimated fair value of our 2021 Senior Notes was $245.6 million and $314.3 million at March 31, 2017 and December 31, 2016, respectively.
(3)	The estimated fair value of our 2022 Senior Notes was $167.5 million and $223.2 million at March 31, 2017 and December 31, 2016, respectively.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.
(5)

Due to the existing and anticipated financial covenant violations, the borrowings under the revolving credit facility are classified as current at March 31, 2017. Due to the existing and anticipated financial covenant violations, the borrowings under the revolving credit facility and the Notes were classified as current at December 31, 2016.

(6)

As a result of the Chapter 11 proceedings, the Notes were reclassified to liabilities subject to compromise on the unaudited condensed consolidated balance sheet at March 31, 2017. See Note 2 for additional information.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Guarantors

Our outstanding debt securities are, and any debt securities issued in the future will likely be, jointly and severally, fully and unconditionally guaranteed (subject to customary release provisions) by certain of the Company’s subsidiaries (collectively, the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned by the Company. The Company has no material assets or operations independent of the Guarantor Subsidiaries and there are no significant restrictions upon the ability of the Guarantor Subsidiaries to distribute funds to the Company.

OLLC Revolving Credit Facility

OLLC was a party to a $2.0 billion revolving credit facility, which was guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

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

On January 13, 2017, the Predecessor entered into the RBL PSA. The RBL PSA was entered into on terms substantially similar to those of the Noteholder PSA. In addition, among other things, the RBL PSA provided that (i) the consenting lenders (as defined in the RBL PSA) may terminate the RBL PSA upon the termination of the Noteholder PSA or if there is an amendment to the Noteholder PSA that is, or would reasonably be expected to be, adverse to the administrative agent under our revolving credit facility or the Consenting Lenders and (ii) each of the Debtors agreed to not file a voluntary petition for relief under Chapter 11 until the Debtors terminated certain swap agreements identified in the RBL PSA and used the net proceeds thereof to repay outstanding amounts under the revolving credit facility. Upon the Debtors filing voluntary petitions under the Bankruptcy Code in the Bankruptcy Court, we no longer had the ability to borrow under our existing revolving credit facility.

On the Effective Date of the Plan, the holders of claims under the revolving credit facility received a full recovery and their pro rata share of the Exit Credit Facility and the revolving credit facility was terminated. On May 4, 2017, we entered into the Exit Credit Facility. In addition, the Notes were cancelled and the Predecessor’s liability thereunder discharged and the holders of the Notes received their pro rata share of New Common Shares. See Note 2 for additional information.

Letters of Credit

At March 31, 2017, we had $2.4 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2017	2016
OLLC revolving credit facility (1)	4.13%	2.43%

(1)

The increase in the weighted-average interest rate is due to the increase in the Applicable Margin (as defined in our revolving credit facility), or credit spread, which varies based on the total commitment usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect). The Applicable Margin for the three months ended March 31, 2017 and 2016 was 3.25% and 2.00%, respectively.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity & Distributions

Equity Outstanding

The following table summarizes changes in the number of outstanding units since December 31, 2016:

Common
Balance, December 31, 2016	83,827,920
Restricted common units issued	—
Restricted common units forfeited	(12,952)
Restricted common units repurchased (1)	(14,681)
Balance, March 31, 2017	83,800,287

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were approximately less than $0.1 million for the three months ended March 31, 2017. These net-settlements had the effect of unit repurchases by the Company as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

Restricted common units are a component of common units as presented on our unaudited condensed consolidated balance sheets.

Allocations of Net Income (Loss)

Prior to the MEMP GP Acquisition, net income (loss) attributable to the Predecessor was allocated between our Predecessor’s general partner and the common unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our Predecessor’s general partner and the Funds. Subsequent to the MEMP GP Acquisition, net income (loss) attributable to the Predecessor is allocated entirely to the common unit holders.

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

In October 2016, the board of directors of our Predecessor’s general partner suspended distributions on common units primarily due to the current and expected commodity price environment and market conditions and their impact on our future business as well as restrictions imposed by our debt instruments, including our revolving credit facility. The board of directors of our Predecessor’s general partner believed the suspension in distributions was in the best interest of MEMP.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings per Unit

The following sets forth the calculation of earnings (loss) per unit, or EPU, for the periods indicated (in thousands, except per unit amounts):

	For the Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to Memorial Production Partners LP	$(16,377)	$(38,097)
Less: General partner's 0.1% interest in net income (loss) (1)	—	(40)
Less: Phantom unit distribution equivalents attributable to corresponding period (see Note 11)	—	(5)
Net income (loss) available to limited partners	$(16,377)	$(38,052)

Weighted average limited partner units outstanding:
Common units	83,810	82,935
Total (2)	83,810	82,935
Basic and diluted EPU	$(0.20)	$(0.46)

(1)

As a result of repurchases under the December 2014 repurchase program, our Predecessor’s general partner had an approximate average 0.1046% interest in us prior to the MEMP GP Acquisition for the three months ended March 31, 2016.

(2)

For the three months ended March 31, 2017, 2,308,223 incremental phantom units under the treasury stock method were excluded from the calculation of diluted earnings per unit, respectively, due to their antidilutive effect as we were in a loss position.

Note 11. Unit-Based Awards

Restricted Common Units

The following table summarizes information regarding restricted common unit awards granted under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2016	432,160	$15.00
Granted	—	$—
Forfeited	(12,952)	$9.51
Vested	(43,045)	$10.40
Restricted common units outstanding at March 31, 2017	376,163	$15.72

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The unrecognized compensation cost associated with restricted common unit awards was $2.6 million at March 31, 2017. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 0.99 years. Since the restricted common units are participating securities, distributions received by the restricted common unitholders are generally included in distributions to partners as presented on our unaudited condensed statements of consolidated cash flows.

LTIP Modification

On May 1, 2017, pursuant to the Plan, the Company accelerated the vesting schedule of unvested restricted common unit awards under the LTIP.

On March 9, 2016, certain employees were impacted by an involuntary termination which, upon the approval of the board of directors of our Predecessor’s general partner, accelerated the vesting schedule of unvested awards under the LTIP that otherwise would have been forfeited upon an involuntary termination. The acceleration of the LTIP vesting schedule represents an improbable-to-probable modification. The grant-date fair value compensation cost of approximately $0.5 million was reversed and the modified-date grant fair value compensation cost of approximately $0.3 million was recognized.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Phantom Units

The following table summarizes information regarding phantom unit awards granted under the LTIP:

Number of
Units
Phantom units outstanding at December 31, 2016	5,980,693
Granted	—
Forfeited	(132,347)
Vested	(155,601)
Phantom units outstanding at March 31, 2017	5,692,745

Phantom units issued to non-employee directors in January 2016 vested on the first anniversary of the date of grant and were settled in cash for less than $0.1 million. Phantom units issued to certain employees in June 2016 will vest in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient will receive a cash payment with respect to each phantom unit equal to any cash distributions that we pay to a holder of a common unit. DERs are treated as additional compensation expense. Upon vesting, the phantom units will be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our Predecessor’s general partner, in its discretion, may elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units. For the three months ended March 31, 2017, the phantom units are classified as liability awards due to the Company not having sufficient common units available under the LTIP to settle in common units upon vesting.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the LTIP awards that are reflected in the accompanying unaudited condensed statements of consolidated operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Equity classified awards
Restricted common units	$1,069	$2,492
Liability classified awards
Phantom units	56	76
	$1,125	$2,568

Note 12. Related Party Transactions

On June 1, 2016, Memorial Resource and certain affiliates of NGP became unaffiliated entities after we closed the MEMP GP Acquisition, as discussed in Note 1 and Note 13.

NGP Affiliated Companies

During the three months ended March 31, 2016, we paid less than $0.1 million to Multi-Shot, LLC, an NGP affiliate company, for services related to our drilling and completion activities.

Related Party Agreements

We and certain of our former affiliates entered into various documents and agreements during the Predecessor’s existence, including the Omnibus Agreement described below. These agreements were negotiated among affiliated parties and, consequently, were not the result of arm’s-length negotiations.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource provided management, administrative and operating services to the Predecessor and our Predecessor’s general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated and the Company entered into a transition services agreement with Memorial Resource. See Note 13 for additional information related to the transition services agreement. The following table summarizes the amount of general and administrative expenses recognized under the omnibus agreement that are reflected in the accompanying unaudited condensed statements of consolidated operations for the periods presented (in thousands):

For the Three Months Ended
March 31,
2017	2016
$—	$7,449

Note 13. Commitments and Contingencies

Transition Services Agreement

On June 1, 2016 we closed the MEMP GP Acquisition. Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities. We terminated our omnibus agreement and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. The Company did not incur any costs under the transition services agreement for the three months ended March 31, 2017.

Litigation & Environmental

On January 16, 2017, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of the Chapter 11 proceedings, attempts to prosecute, collect, secure or enforce remedies with respect to pre-petition claims against the Debtors were subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including litigation relating to the entities involved in the Chapter 11 proceedings. See Note 2 for additional information.

In addition to the Chapter 11 proceedings, as part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. On January 13, 2017, the Company received a letter from the Environmental Protection Agency (“EPA”) concerning potential violations of the Clean Air Act (“CAA”) section 112(r) associated with our Bairoil complex in Wyoming. The Company met with the EPA on February 16, 2017 to present relevant information related to the allegations. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from any EPA actions relating to the alleged violations and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company’s financial position, results of operations or cash flows. Other than the Chapter 11 proceedings and the alleged CAA violations discussed herein, based on facts currently available, we are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At March 31, 2017 and December 31, 2016, we had no environmental reserves recorded on our unaudited condensed consolidated balance sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Rise Energy Operating, LLC, a wholly-owned subsidiary, assumed an obligation under a trust agreement with the BOEM for the decommissioning of the offshore production facilities in connection with its 2009 acquisition of the Beta properties. The trust account had the required minimum balance of $152.0 million as of March 31, 2017 and December 31, 2016. The held-to-maturity investments held in the trust account at March 31, 2017 for the U.S. Bank money market cash equivalent was $152.0 million

In 2015, the Bureau of Safety and Environmental Enforcement (“BSEE”) issued a preliminary report that indicated the estimated costs of decommissioning may further increase, and we expect the amount to be finalized during 2017 after negotiations are completed.

AMPLIFY ENERGY CORP. (FORMERLY KNOWN AS MEMORIAL PRODUCTION PARTNERS LP)

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Subsequent Events

Confirmation of the Plan and emergence from Bankruptcy

See Note 2 for additional information.

Amended and Restated Credit Agreement

On May 4, 2017, we entered into the Amended and Restated Credit Agreement. See Note 2 for additional information.

Stockholders Agreement

On May 4, 2017, we entered into the Stockholders Agreement. See Note 2 for additional information.

Registration Rights Agreement

On May 4, 2017, we entered into the Registration Rights Agreement. See Note 2 for additional information.

Management Incentive Plan

On May 4, 2017, the MIP became effective. See Note 2 for additional information.

Unit-Based Awards Modification

See Note 11 for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017 (“2016 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

Overview

When referring to Amplify Energy Corp. (formerly known as Memorial Production Partners LP and also referred to as “Successor,” “Reorganized Memorial,” “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended. When referring to the “Predecessor” or the “Company” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to MEMP, the predecessor that was dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Noteholders effectuated certain restructuring transactions, pursuant to which Amplify Energy acquired all of the assets of MEMP, and in accordance with the Plan, MEMP was dissolved.

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
•

We produced from 2,497 gross (1,488 net) producing wells across our properties, with an average working interest of 60% and the Company is the operator of record of the properties containing 94% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2016 was 205.5 MMcfe/d, implying a reserve-to-production ratio of approximately 12 years.

Recent Developments

Bankruptcy Proceedings under Chapter 11

On January 16, 2017, the Debtors filed voluntary petitions under the Bankruptcy Code in the Bankruptcy Court to pursue a Joint Chapter 11 Plan of Reorganization for the Debtors. The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262). The Bankruptcy Court granted all of the first day motions filed by the Debtors, which were designed primarily to minimize the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors continued their operations without interruption during the pendency of the Chapter 11 proceedings. The Company accounted for the bankruptcy in accordance with ASC 852, Reorganizations.

For the duration of and after the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to risks and uncertainties associated with Chapter 11 proceedings as noted herein and in our 2016 Form 10-K.

On April 14, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017 (as amended and supplemented, the “Plan”). On May 4, 2017 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the quarter ended March 31, 2017 and through May 3, 2017, the date immediately prior to the Effective Date. As such, certain aspects of the Chapter 11 proceedings and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Notice of Delisting

On January 17, 2017, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that (1) as a result of the Chapter 11 proceedings, and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ had determined that MEMP’s common units would be delisted from NASDAQ and (2) accordingly, unless the Company requested an appeal of this determination, trading of the common units would be suspended at the opening of business on January 26, 2017 and MEMP’s securities would be removed from listing and registration on NASDAQ.

On March 21, 2017, the Company’s request for the continued listing of the common units on NASDAQ was granted by the NASDAQ Hearings Panel (the “Panel”), subject to the conditions that the Debtors would emerge from bankruptcy on or before May 1, 2017 and would provide evidence of compliance with all requirements for initial listing on NASDAQ. NASDAQ also reserved the right to reconsider its decision based on any event, condition, or circumstance that exists or develops that, in the opinion of the Panel, would make the continued listing of the common units inadvisable or unwarranted.

On March 23, 2017, certain holders of over an aggregate of 50.2% of the aggregate outstanding principal amount of the Company’s 7.625% senior notes due May 2021 (“2021 Senior Notes”) and 6.875% senior notes due August 2022 (“2022 Senior Notes” and collectively, the “Notes”) informed the Company that they did not intend to exercise their right under the Noteholder PSA to list the shares of the Successor following the restructuring transactions pursuant to the Plan on a national exchange, and indicated their preference that such shares be traded and quoted on an over-the-counter (“OTC”) market.

On March 27, 2017, the Predecessor informed NASDAQ that it did not intend for the shares of the Successor to be listed on NASDAQ. As a result of the cancellation of the units on the Effective Date, the MEMP common units ceased to be traded on the NASDAQ.

Ability to Continue as a Going Concern

Continued low commodity prices during 2016 resulted in significantly lower levels of cash flow from operating activities and limited the Company’s ability to access the capital markets. Low commodity prices also adversely impacted our redeterminations of our borrowing base under our revolving credit facility during 2016. On January 13, 2017, we monetized certain hedge positions and used a portion of the cash proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes. In connection with the hedge monetization, our borrowing base under our revolving credit facility was reduced from $530.7 million at December 31, 2016 to $457.2 million, with outstanding borrowings totaling $454.8 million. The reduced borrowing base had a significant negative impact on the Company’s liquidity and ability to remain in compliance with certain financial covenants.

In 2016, in order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including divesting certain non-core assets, minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed bankruptcy petitions under Chapter 11 of the Bankruptcy Code on January 16, 2017.

The Debtors’ Chapter 11 proceedings accelerated the Company’s obligations under its revolving credit facility, 2021 Senior Notes and 2022 Senior Notes. In addition, various other defaults existed prior to the filing of the bankruptcy petitions, including: (i) failure to pay the interest payment on the 2021 Senior Notes, which constituted a default and event of default under our revolving credit facility, (ii) our inability to comply with certain financial covenants contained in our revolving credit facility, (iii) the effect of the default and cross default provisions in the indenture governing the Notes, and (iv) the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2016.

The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

See “—Liquidity and Capital Resources” below and Note 2 and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our bankruptcy proceedings under Chapter 11.

Business Environment and Operational Focus

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expenses; (v) gathering, processing and transportation; (vi) general and administrative expenses; and (vi) Adjusted EBITDA (defined below).

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

•	Exploration expenses. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes, delay rentals and unsuccessful leasing efforts.
•

Taxes other than income. These consist of production, ad valorem and franchise taxes. Production taxes are paid on produced natural gas, NGLs and oil based on a percentage of market prices and at fixed per unit rates established by state or local taxing authorities. We take full advantage of all credits and exemptions in the various taxing jurisdictions where we operate. Ad valorem taxes are generally tied to the valuation of the oil and natural gas properties. Franchise taxes are privilege taxes levied by states that are imposed on companies, including limited liability companies and partnerships, which give the businesses the right to be chartered or operate within that state.

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

Prior to June 1, 2016, Memorial Resource provided management, administrative and operating services to the Predecessor and the Predecessor’s general partner pursuant to our omnibus agreement. Upon completion of the MEMP GP Acquisition, the omnibus agreement was terminated and the Predecessor entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 12 and Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2016 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2017 and 2016 have been derived from our consolidated financial statements. The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Oil & natural gas sales	$81,284	$60,623
Other revenues	96	243
Total revenues	81,380	60,866

Costs and expenses:
Lease operating	25,986	35,696
Gathering, processing and transportation	8,035	9,209
Exploration	16	122
Taxes other than income	4,266	4,008
Depreciation, depletion and amortization	27,882	44,429
Impairment of proved oil and natural gas properties	—	8,342
General and administrative	23,370	13,524
Accretion of asset retirement obligations	2,495	2,707
(Gain) loss on commodity derivative instruments	(10,241)	(51,745)
(Gain) loss on sale of properties	—	(96)
Other, net	(8)	119
Total costs and expenses	81,801	66,315
Operating income (loss)	(421)	(5,449)
Other income (expense):
Interest expense, net	(8,400)	(32,552)
Other income (expense)	6	—
Total other income (expense)	(8,394)	(32,552)
Income (loss) before income taxes	(8,815)	(38,001)
Reorganization items, net	(7,653)	—
Income tax benefit (expense)	91	(96)
Net income (loss)	(16,377)	(38,097)
Net income (loss) attributable to noncontrolling interest	—	—
Net income (loss) attributable to Memorial Production Partners LP	$(16,377)	$(38,097)

Oil and natural gas revenue:
Oil sales	$41,301	$29,777
NGL sales	10,608	7,255
Natural gas sales	29,375	23,591
Total oil and natural gas revenue	$81,284	$60,623

Production volumes:
Oil (MBbls)	889	1,068
NGLs (MBbls)	456	663
Natural gas (MMcf)	9,238	11,753
Total (MMcfe)	17,311	22,138
Average net production (MMcfe/d)	192.3	243.3

Average sales price:
Oil (per Bbl)	$46.45	$27.89
NGL (per Bbl)	23.25	10.94
Natural gas (per Mcf)	3.18	2.01
Total (Mcfe)	$4.70	$2.74

Average unit costs per Mcfe:
Lease operating expense	$1.50	$1.61
Gathering, processing and transportation	0.46	0.42
Taxes other than income	0.25	0.18
General and administrative expenses	1.35	0.61
Depletion, depreciation and amortization	1.61	2.01

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

A net loss of $16.4 million was recorded during the three months ended March 31, 2017 compared to a net loss of $38.1 million recorded during the three months ended March 31, 2016.

•

Oil, natural gas and NGL revenues for 2017 totaled $81.3 million, an increase of $20.7 million compared with 2016. Production decreased 4.8 Bcfe (approximately 22%) primarily from decreased drilling activities and divestitures. The average realized sales price increased $1.96 per Mcfe primarily due to increases in realized prices for oil, natural gas and NGLs. The unfavorable volume and favorable pricing variance resulted in an approximate $13.2 million decrease in revenues offset by an approximate $33.9 million increase in revenues.

•

Lease operating expenses were $26.0 million and $35.7 million during 2017 and 2016, respectively. On a per Mcfe basis, lease operating expenses were $1.50 for 2017 compared to $1.61 for 2016. Reductions in lease operating expenses were a result of our continued reductions in service provider costs, decreased workover activity and the Permian Divestiture and Rockies Divestiture.

•

Taxes other than income during 2017 totaled $4.3 million, an increase of $0.3 million compared with 2016 primarily due to an increase in commodity prices. On a per Mcfe basis, taxes other than income increased to $0.25 for 2017 compared to $0.18 for 2016 due to an increase in commodity prices.

•

DD&A expense during 2017 was $27.9 million compared to $44.4 million during 2016, a $16.5 million decrease. Decreased production volumes caused DD&A expense to decrease by approximately $9.7 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $6.8 million. The $0.40 decrease in DD&A rate is primarily due to the Permian Divestiture and Rockies Divestiture and impairments recognized on certain properties during 2016.

•

No impairments were recognized during the three months ended March 31, 2017. We recognized $8.3 million of impairments during 2016 related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices.

•

General and administrative expenses during 2017 were $23.4 million and included $1.1 million of non-cash unit-based compensation expense, and $7.6 million in pre-petition restructuring-related costs primarily for advisory and professional fees. General and administrative expenses during 2016 totaled $13.5 million and included approximately $2.6 million of non-cash unit-based compensation expense.

•

Net gains on commodity derivative instruments of $10.2 million were recognized during 2017, consisting of $10.8 million of cash settlement receipts on expired positions and $94.1 million of cash settlement receipts on terminated derivatives. These gains were offset by a $94.7 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $51.7 million were recognized during 2016, consisting of $80.2 million of cash settlement receipts and a $28.5 million decrease in the fair value of open positions.

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

•

Interest expense, net totaled $8.4 million during 2017 compared to $32.6 million during 2016, a decrease of $24.2 million. The decrease in interest expense is primarily due to the suspension of the accrual of interest on the Notes for the period from January 17, 2017 through March 31, 2017 which resulted in unrecognized interest expense totaling $16.7 million, and the recognition of losses on interest rate swaps of $3.7 million, and $1.8 million in amortization of debt issuance costs and accretion of net discount during 2016 with no comparable expenses recognized in 2017 due to the subsequent termination of the interest rate swaps and write-off of deferring financing costs and debt discounts in 2016. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information related to the Chapter 11 proceedings.

Average outstanding borrowings under our revolving credit facility were $462.6 million during 2017 compared to $814.7 million during 2016. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding during 2017 and an average of $1.2 billion aggregate principal amount of the Notes issued and outstanding during 2016.

•

The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since the Petition Date, such as advisor and professional fees. The Company incurred $7.7 million of reorganization items, net during 2017. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our revolving credit facility and equity and debt capital markets. For the remainder of 2017, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under our Exit Credit Facility and/or divestiture of assets.

If cash flow from operations does not meet our expectations, we may reduce our expected level of capital expenditures, and/or fund a portion of our capital expenditures using borrowings under our Exit Credit Facility, issuances of debt and equity securities or other sources, such as asset divestitures. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by many factors, including the covenants in our Exit Credit Facility. If we are unable to obtain funds when needed or on acceptable terms, we may be unable to finance the capital expenditures necessary to maintain our production or proved reserves.

Revolving Credit Facility. On January 13, 2017, we monetized certain hedge positions for approximately $94.1 million. We used approximately $73.5 million of the proceeds to repay outstanding borrowings under our revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes. As a result of the hedge monetization, our borrowing base was reduced from $530.7 million at December 31, 2016 to $457.2 million on January 13, 2017, at which time we had $454.8 million of outstanding borrowings. Upon the Debtor’s filing voluntary petitions under the Bankruptcy Code in the Bankruptcy Court, we no longer had the ability to borrow under our existing revolving credit facility.

Capital Markets. Our ability to obtain funding in the equity or debt capital markets has been, and will continue to be, constrained. We expect to evaluate the availability of public capital as a source for future liquidity now that the Chapter 11 proceedings are completed.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 50% of our estimated production from total proved reserves over a two-to-three year period at any given point of time to satisfy the hedging covenants in our Exit Credit Facility. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. For the three months ended March 31, 2017, our total capital expenditures were approximately $5.0 million, which were primarily related to drilling, capital workovers and facilities located in South Texas and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement (“BSEE”) issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with the Beta properties may increase, and we expect the amount to be finalized during 2017 after negotiations are completed. At March 31, 2017, there was approximately $152.0 million in the Rise Energy Operating, LLC trust account and $62.0 million in surety bonds.

Working Capital. We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our expected capital expenditures. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. See Note 2 and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements,” “— Recent Developments,” and “— Overview” of this quarterly report for additional information.

As of March 31, 2017, we had a working capital deficit of $341.4 million primarily due to approximately $454.8 million of our debt being recorded as a current liability at March 31, 2017.

Debt Agreements

Revolving Credit Facility. OLLC was a party to a $2.0 billion revolving credit facility that matured in March 2018 and was guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries). As of March 31, 2017, we had $454.8 million of outstanding borrowings and $2.4 million of outstanding letters of credit. Upon the Debtors filing voluntary petitions under the Bankruptcy Code in the Bankruptcy Court, we no longer had the ability to borrow under our existing revolving credit facility.

The commencement of the Chapter 11 proceedings resulted in the acceleration of our revolving credit facility. Therefore, the Company classified the outstanding revolving credit facility balance as a current liability on its Unaudited Condensed Consolidated Balance Sheets at March 31, 2017.

On the Effective Date of the Plan, the holders of claims under the revolving credit facility received a full recovery and their pro rata share of the Exit Credit Facility.

Senior Notes. As of March 31, 2017, there was approximately $646.3 million aggregate principal amount of the 2021 Senior Notes outstanding. The 2021 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes will mature on May 1, 2021 with interest accruing at 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were issued under and are governed by a base indenture and supplements thereto.

As of March 31, 2017, there was approximately $465.0 million aggregate principal amount of the 2022 Senior Notes outstanding. The 2022 Senior Notes are fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes will mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were issued under and are governed by a base indenture and supplements thereto.

The commencement of the Chapter 11 proceedings resulted in the acceleration of our indentures governing the Notes. Accrued interest on the Notes through January 16, 2017 has been included in “liabilities subject to compromise” on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017. In connection with the bankruptcy filing, we have suspended the accrual of interest on the Notes during the post-petition period. See Note 2 and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” and “— Recent Development” of this quarterly report for additional information.

On the Effective Date of the Plan, the Notes were cancelled and Predecessor’s liability thereunder discharged and the holders of the Notes received their pro rata share of New Common Shares and their pro rata share of a $24.6 million cash distribution.

Exit Credit Facility. On May 4, 2017, in connection with the emergence from bankruptcy, the Company entered into an Exit Credit Facility that provides aggregate maximum revolving lending commitments under the revolving credit facility of $1.0 billion, with an initial borrowing base of $490.0 million. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Exit Credit Facility

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2017 and 2016 have been derived from our consolidated financial statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$125,765	$77,006
Net cash used in investing activities	4,262	24,443
Net cash (used in) provided by financing activities	(56,854)	(52,326)

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities increased by $48.8 million period-over-period. Production decreased 4.8 Bcfe (approximately 22%) and average realized sales price increased $1.96 per Mcfe period over period. During 2017, oil, natural gas and NGL revenues were $81.3 million, an increase of $20.7 million compared to 2016. Lease operating expenses were $26.0 million, a decrease of $9.7 million compared to 2016. Taxes other than income increased to $4.3 million in 2017 from $4.0 million during 2016. Cash paid for interest during 2017 was $4.8 million compared to $22.8 million during 2016. Cash settlements received on expired commodity derivatives were $10.8 million during 2017 compared to $79.7 million during 2016. Cash settlements on terminated derivatives were $94.1 million during 2017.

Investing Activities. Net cash used in investing activities during 2017 was $4.3 million, of which $3.9 million was used for additions to oil and natural gas properties. Net cash used in investing activities during 2016 was $24.4 million, of which $22.5 million was used for additions to oil and natural gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $0.2 million during 2017 compared to $2.1 million during 2016.

Financing Activities. The Company had net repayments of $56.9 million under its revolving credit facility during 2017. The Company had net repayments of $44.0 million under its revolving credit facility during 2016. Distributions to partners during 2016 were $8.3 million.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Unit-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Amortization of gain associated with terminated commodity derivatives;
•	Restructuring related costs;
•	Reorganization items, net;
•	Bad debt expense; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;

•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net income (loss)	$(16,377)	$(38,097)
Interest expense, net	8,400	32,552
Income tax expense (benefit)	(91)	96
DD&A	27,882	44,429
Impairment of proved oil and gas properties	—	8,342
Accretion of AROs	2,495	2,707
(Gains) losses on commodity derivative instruments	(10,241)	(51,745)
Cash settlements received (paid) on expired commodity derivative instruments	10,826	80,221
(Gain) loss on sale of properties	—	(96)
Acquisition and divestiture related expenses	—	86
Unit-based compensation expense	1,125	2,568
Exploration costs	16	122
(Gain) loss on settlement of AROs	(8)	121
Restructuring related costs	7,548	—
Reorganization items, net	7,653	—
Other	42	—
Adjusted EBITDA	$39,270	$81,306

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$125,765	$77,006
Changes in working capital	(12,288)	(24,268)
Interest expense, net	8,400	32,552
Gain (loss) on interest rate swaps	—	(3,682)
Cash settlements paid on interest rate derivative instruments	—	530
Cash settlements received on terminated derivatives	(94,146)	—
Amortization of deferred financing fees	—	(1,202)
Accretion of senior notes discount	—	(605)
Acquisition and divestiture related expenses	—	86
Income tax expense (benefit) - current portion	(17)	31
Exploration costs	16	122
Plugging and abandonment cost	105	736
Restructuring related costs	7,548	—
Reorganization items, net	3,887	—
Adjusted EBITDA	$39,270	$81,306

Contractual Obligations

During the three months ended March 31, 2017, there were no significant changes in our consolidated contractual obligations from those reported in our 2016 Form 10-K.

Off–Balance Sheet Arrangements

As of March 31, 2017, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2016 Form 10-K.

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas, and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices received. It has been our practice to generally enter into fixed price swaps and costless collars only with lenders and their affiliates under our revolving credit facility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2017, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy allows for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. The Company did not have any interest rate swaps at March 31, 2017.

The fair value of our senior notes are sensitive to changes in interest rates. We estimate the fair value of the 2021 Senior Notes and 2022 Senior Notes using quoted market prices. The carrying value (net of debt issuance costs and any discount or premium) is compared to the estimated fair value in the table below (in thousands):

	March 31, 2017
	Carrying	Estimated
Description	Amount	Fair Value
2021 Senior Notes, fixed-rate, due May 1, 2021	$646,287	$245,589
2022 Senior Notes, fixed-rate due August 1, 2022	464,965	167,532

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2017, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $77.4 million against amounts outstanding under our revolving credit facility at March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements”, Note 13, “Commitments and Contingencies — Litigation & Environmental,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors since those disclosed in our 2016 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the quarterly period ended March 31, 2017:

Approximate Dollar
			Total Number of	Value of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
(in thousands)
Restricted Unit Repurchases (1)
January 1, 2017 - January 31, 2017	14,681	$0.14	n/a	n/a
February 1, 2017 - February 28, 2017	—	$—	n/a	n/a
March 1, 2017 - March 31, 2017	—	$—	n/a	n/a

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part 1, “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The information set forth in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under Part 1, “Item 1. Financial Statements” of this quarterly report is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a) Departure of Certain Officers

On May 8, 2017, Jason M. Childress resigned from his position as Senior Vice President and General Counsel of Amplify Energy Corp., effective May 9, 2017. Mr. Childress’ decision to resign was not the result of any disagreement with the Company or any of its affiliates on any matter relating to the Company’s operations, policies or practices.

(b)	Item 407(c)(3) of Regulation S-K:

On the Effective Date and pursuant to the Plan, the Company adopted Amended and Restated Bylaws (the “Bylaws”). The Bylaws provide that a stockholder of record of the Company (“Record Stockholder”) at the time of the giving of the notice described below who is entitled to vote at an annual meeting of the stockholders and who has complied with the notice procedures described below, may nominate persons for election to the board of directors at the annual meeting.

For director nominations to be properly brought before an annual meeting by a Record Stockholder, a Record Stockholder is required to provide a timely written notice of the director nomination (“Record Stockholder Notice”) to the secretary of the Company (the “Secretary”) at the Company’s principal executive offices. To be timely, a Record Stockholder Notice shall be received by the Secretary not less than 45 nor more than 75 days prior to the one-year anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of stockholders; provided, however, that, (A) if the meeting is convened more than 30 days prior to or delayed by more than 30 days after the one-year anniversary of the preceding year’s annual meeting, or if no annual meeting was held during the preceding year, notice by the Record Stockholder to be timely must be so received not later than the close of business on the later of (1) the 45th day before such annual meeting or (2) the 10th day following the date on which public announcement of the date of such meeting is first made and (B) in the event that the number of directors to be elected to the board of directors is increased and a public announcement naming all of the nominees for director or indicating the increase in the size of the board of directors is not made by the Company at least 10 days before the last day a Record Stockholder may timely deliver a notice of nomination in accordance with the foregoing provisions of this paragraph, a Record Stockholder Notice shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received by the Secretary at the principal executive offices of the Company not later than the close of business on the 10th day following the date on which such public announcement is first made by the Company.

Notwithstanding anything to the contrary above, for the first annual meeting of the stockholders after the effective date of the Bylaws, to be timely, a Record Stockholder Notice shall be delivered to the Secretary at the principal executive offices of the Company no earlier than the close of business on the 75th day prior to the scheduled date of such annual meeting and not later than the close of business on the later of the date that is 45 days prior to the scheduled date of such annual meeting or 10 days following the date on which public announcement of the date of such meeting is first made by the Company.

In no event shall an adjournment, or postponement of an annual meeting for which notice has been given, commence a new time period for the giving of a Record Stockholder Notice.

Any Record Stockholder Notice is required to forth the following information regarding each person whom the Record Stockholder proposes to nominate: (i) all information relating to such person as would be required to be disclosed in a solicitation of proxies for the election of such nominee as a director pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (such act, and the rules and regulations promulgated thereunder, the “Exchange Act”), and (ii) such person’s written consent to serve as a nominee and to serve as a director if elected.

The Record Stockholder Notice must also provide the information prescribed in the Bylaws with respect to the Record Stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (each, a “party”), including the following information:

(A) the name and address of each such party;

(B) (1) the class, series, and number of shares of the Company that are owned, directly or indirectly, beneficially and of record by each such party, (2) any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of the Company or with a value derived in whole or in part from the value of any class or series of shares of the Company, whether or not such instrument or right shall be subject to settlement in the underlying class or series of capital stock of the Company or otherwise (a “Derivative Instrument”) directly or indirectly owned beneficially by each such party, and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Company, (3) any proxy, contract, arrangement, understanding, or relationship pursuant to which each such party has a right to vote, directly or indirectly, any shares of any security of the Company, (4) any short interest in any security of the Company held by each such party (for purposes hereof, a person shall be deemed to have a short interest in a security if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has the opportunity to profit or share in any profit derived from any decrease in the value of the subject security), (5) any rights to dividends on the shares of the Company owned beneficially directly or indirectly by each such party that are separated or separable from the underlying shares of the Company, (6) any proportionate interest in shares of the Company or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which each such party is a general partner or, directly or indirectly, beneficially owns an interest in a general partner and (7) any performance-related fees (other than an asset-based fee) that each such party is directly or indirectly entitled to based on any increase or decrease in the value of shares of the Company or Derivative Instruments, if any, as of the date of such notice, and each such party shall supplement the information provided pursuant to the foregoing clauses (1) through (7), to the extent necessary, by the earlier of the 10th day after the record date for determining the stockholders entitled to vote at the meeting and the day prior to the meeting; and

(C) any other information relating to each such party that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or the election of directors in a contested election pursuant to Section 14 of the Exchange Act

A stockholder must also comply with all applicable requirements of the Exchange Act with respect to nominating a person for election to the board of directors at an annual meeting.

Stockholders can nominate persons for election to the board of directors at a special meeting of stockholders at which directors are to be elected, and a nomination may be made by any stockholder of record of the Corporation who is entitled to vote at such meeting and delivers (while it is a Record Stockholder) a written notice to the Secretary setting forth the information described above. Nominations by stockholders of persons for election to the board of directors may be made at such meeting only if the Record Stockholder Notice required by the immediately preceding sentence is received by the Secretary at the principal executive offices of the Corporation not later than the close of business on the later of the 45th day prior to such special meeting and the 10th day following the date on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.

ITEM 6.	EXHIBITS.

The information required by this “Item 6. Exhibits” is set forth in the Exhibit Index accompanying this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: May 10, 2017	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Senior Vice President and Chief Financial Officer
Amplify Energy Corp.

EXHIBIT INDEX

Exhibit Number		Description
2.1##	—

Purchase and Sale Agreement, dated as of November 3, 2015, by and between SP Beta Holdings, LLC and Memorial Production Operating LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on November 5, 2015).

2.2##	—

Purchase and Sale Agreement, dated as of April 27, 2016, among Memorial Production Partners LP, Memorial Resource Development Corp., Memorial Production Partners GP LLC, Memorial Production Operating LLC, Beta Operating Company, LLC and MEMP Services LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 2, 2016).

2.3	—

Joint Plan of Reorganization of Memorial Production Partners LP, et al. under Chapter 11 of the Bankruptcy Code, dated as of January 16, 2017 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

2.4	—

Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2017).

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

Second Amended and Restated Agreement of Limited Partnership of Memorial Production Partners LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on June 1, 2016).

3.6	—

Fourth Amended and Restated Limited Liability Company Agreement of Memorial Production Partners GP LLC (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (File No. 001-35364) filed on June 1, 2016).

3.7	—	Amended and Restated Certificate of Incorporation of Amplify Energy Corp. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

3.8	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

4.1#	—

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

10.1	—

Third Amendment to Limited Waiver, dated as of January 13, 2017, among Memorial Production Operating LLC, Memorial Production Partners LP, certain other guarantors and lenders and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

Exhibit Number		Description

10.2	—

Plan Support Agreement, dated as of January 13, 2017, among Memorial Production Partners LP and its subsidiaries party thereto and the banks party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

10.3#	—

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

10.4	—

Amended and Restated Credit Agreement among Amplify Acquisitionco Inc., as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.5	—

Stockholders Agreement, dated as of May 4, 2017, between the Company and certain Stockholders (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.6	—

Registration Rights Agreement, dated as of May 4, 2017, between the Company and certain Stockholders (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.7	—

Warrant Agreement between Amplify Energy Corp., as Issuer, and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated as of May 4, 2017 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.8#	—	Form of Amendment to the Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.
##	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.