Form 10-Q
period 2017-06-30
Amplify Energy Corp
filed 2017-08-09
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

As of August 4, 2017, the registrant had 25,000,000 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP.

Table of Contents

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	3
	Cautionary Note Regarding Forward-Looking Statements	4

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 (Successor Period) and December 31, 2016 (Predecessor Period)	7
	Unaudited Condensed Statements of Consolidated Operations for the period from May 5, 2017 through June 30, 2017 (Successor Period), for the period from April 1, 2017 through May 4, 2017 (Predecessor Period), for the period from January 1, 2017 through May 4, 2017 (Predecessor Period) and for the Three and Six Months Ended June 30, 2016 (Predecessor Period)	8
	Unaudited Condensed Statements of Consolidated Cash Flows for the period from May 5, 2017 through June 30, 2017 (Successor Period), for the period from January 1, 2017 through May 4, 2017 (Predecessor Period) and for the Six Months Ended June 30, 2016 (Predecessor Period)	9
	Unaudited Condensed Statements of Consolidated Equity for the period from May 5, 2017 through June 30, 2017 (Successor Period) and for the period from January 1, 2017 through May 4, 2017 (Predecessor Period)	10
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1 – Organization and Basis of Presentation	11
	Note 2 – Emergence from Voluntary Reorganization under Chapter 11	12
	Note 3 – Fresh Start Accounting	13
	Note 4 – Summary of Significant Accounting Policies	17
	Note 5 – Acquisitions and Divestitures	19
	Note 6 – Fair Value Measurements of Financial Instruments	20
	Note 7 – Risk Management and Derivative Instruments	21
	Note 8 – Asset Retirement Obligations	24
	Note 9 – Debt	24
	Note 10 – Equity and Distributions	26
	Note 11 – Earnings per Share/Unit	28
	Note 12 – Long-Term Incentive Plans	28
	Note 13 – Related Party Transactions	31
	Note 14 – Commitments and Contingencies	32
	Note 15 – Income Taxes	32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

Signatures		49

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

Bcfe: One billion cubic feet of natural gas equivalent.

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

MMcfe/d: One MMcfe per day.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless we indicate otherwise:

•

“Amplify Energy” and “Successor” refer to Amplify Energy Corp., the successor reporting company of Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;

•	“Memorial Production Partners,” “MEMP,” and “Predecessor” refer to Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;
•	“Company,” “we,” “our,” “us” or like terms refer to Memorial Production Partners for the period prior to emergence from bankruptcy and to Amplify Energy for the period after emergence from bankruptcy;
•	“Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, the Predecessor’s general partner and wholly owned subsidiary;
•	“OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly owned subsidiary through which we operate our properties;
•

“Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto, which was dissolved following the effective date of the Plan;

•	“Memorial Resource” refers collectively to Memorial Resource Development Corp., the former owner of the Predecessor’s general partner, and its subsidiaries;
•	“Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco LLC;
•	“MRD Holdco” refers to MRD Holdco LLC, which together with a group, controlled Memorial Resource; and
•	“NGP” refers to Natural Gas Partners.

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

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing, or otherwise;
•	our indebtedness and our ability to satisfy our debt obligations and a potential inability to effect deleveraging transactions or otherwise reduce those risks;
•	risks related to a redetermination of the borrowing base under our Exit Credit Facility;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
•

the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

•	potential shortages of, or increased costs for, drilling and production equipment and supply materials for production, such as CO2;
•	potential difficulties in the marketing of oil and natural gas;
•	changes to the financial condition of counterparties;
•	uncertainties surrounding the success of our secondary and tertiary recovery efforts;
•	competition in the oil and natural gas industry;
•	general political and economic conditions, globally and in the jurisdictions in which we operate;
•	the impact of legislation and governmental regulations, including those related to climate change, and hydraulic fracturing;
•	the risk that our hedging strategy may be ineffective or may reduce our income;
•	the cost and availability of insurance as well as operating risks that may not be covered by an effective indemnity or insurance; and
•	actions of third-party co-owners of interests in properties in which we also own an interest.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (“2016 Form 10-K”), “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares/units)

	Successor	Predecessor
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,951	$15,373
Restricted cash	7,561	—
Accounts receivable	29,894	34,584
Short-term derivative instruments	53,298	69,464
Prepaid expenses and other current assets	8,814	13,163
Total current assets	110,518	132,584
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	565,899	3,115,012
Support equipment and facilities	100,311	199,093
Other	6,007	15,344
Accumulated depreciation, depletion and impairment	(8,350)	(1,749,747)
Property and equipment, net	663,867	1,579,702
Long-term derivative instruments	25,462	102,630
Restricted investments	156,566	156,234
Other long-term assets	10,212	2,104
Total assets	$966,625	$1,973,254

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,446	$4,353
Revenues payable	21,681	21,285
Accrued liabilities (see Note 4)	33,843	65,235
Current portion of long-term debt (see Note 9)	—	1,622,904
Total current liabilities	60,970	1,713,777
Long-term debt (see Note 9)	418,000	—
Asset retirement obligations	96,290	154,913
Deferred tax liabilities	1,614	2,280
Other long-term liabilities	—	2,795
Total liabilities	576,874	1,873,765
Commitments and contingencies (see Note 14)
Stockholders'/ partners' equity:
Successor preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Successor warrants, 2,173,913 warrants outstanding at June 30, 2017	4,788	—
Successor common stock, $0.0001 par value: 300,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2016 and no shares authorized or issued at December 31, 2016	3	—
Successor additional paid-in capital	385,866	—
Successor accumulated earnings (deficit)	(906)	—
Predecessor common units, no units issued or outstanding at June 30, 2017 and 83,827,920 units outstanding at December 31, 2016	—	99,489
Total stockholders'/ partners' equity	389,751	99,489
Total liabilities and equity	$966,625	$1,973,254

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per shares/unit amounts)

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1,	Six Months
	through	through	Ended	2017 through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
Revenues:
Oil and natural gas sales	$42,228	$27,686	$67,780	$108,970	$128,403
Other revenues	167	135	286	231	529
Total revenues	42,395	27,821	68,066	109,201	128,932

Costs and expenses:
Lease operating expense	18,842	9,582	29,354	35,568	65,050
Gathering, processing, and transportation	4,114	2,737	8,823	10,772	18,032
Exploration	7	5	15	21	137
Taxes other than income	1,933	921	3,485	5,187	7,493
Depreciation, depletion, and amortization	8,351	9,835	44,413	37,717	88,842
Impairment of proved oil and natural gas properties	—	—	—	—	8,342
General and administrative expense	7,382	8,236	15,246	31,606	28,770
Accretion of asset retirement obligations	1,027	912	2,712	3,407	5,419
(Gain) loss on commodity derivative instruments	(1,915)	(12,835)	124,580	(23,076)	72,835
(Gain) loss on sale of properties	—	—	(3,539)	—	(3,635)
Other, net	—	44	(52)	36	67
Total costs and expenses	39,741	19,437	225,037	101,238	291,352
Operating income (loss)	2,654	8,384	(156,971)	7,963	(162,420)
Other income (expense):
Interest expense, net	(3,797)	(1,843)	(32,143)	(10,243)	(64,695)
Other income (expense)	(6)	2	—	8	—
Gain on extinguishment of debt	—	—	41,664	—	41,664
Total other income (expense)	(3,803)	(1,841)	9,521	(10,235)	(23,031)
Income (loss) before reorganization items, net and income taxes	(1,149)	6,543	(147,450)	(2,272)	(185,451)
Reorganization items, net	(349)	(81,121)	—	(88,774)	—
Income tax benefit (expense)	592	—	(100)	91	(196)
Net income (loss)	(906)	(74,578)	(147,550)	(90,955)	(185,647)
Net income (loss) attributable to Successor/Predecessor	$(906)	$(74,578)	$(147,550)	$(90,955)	$(185,647)

Successor/ Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$(906)	$(74,578)	$(147,550)	$(90,955)	$(185,647)
Net (income) loss allocated to Predecessor's general partner	—	—	128	—	168
Net (income) allocated to participating restricted stockholders	—	—	—	—	—
Net income (loss) available to common stockholders/limited partners	$(906)	$(74,578)	$(147,422)	$(90,955)	$(185,479)

Earnings per share/unit: (See Note 11)
Basic and diluted earnings per share/unit	$(0.04)	$(0.89)	$(1.78)	$(1.09)	$(2.24)
Weighted average common shares/units outstanding:
Basic and diluted	25,000	83,800	83,007	83,807	82,971

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	Successor	Predecessor
	Period from	Period from
	May 5, 2017	January 1, 2017	Six Months
	through	through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016
Cash flows from operating activities:
Net income (loss)	$(906)	$(90,955)	$(185,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	8,351	37,717	88,842
Impairment of proved oil and natural gas properties	—	—	8,342
(Gain) loss on derivative instruments	(1,915)	(23,076)	78,361
Cash settlements (paid) received on expired derivative instruments	8,285	15,895	146,817
Cash settlements (paid) on terminated derivatives	—	94,146	39,299
Bad debt expense	—	—	1,601
Deferred income tax expense (benefit)	(592)	(74)	129
Amortization of deferred financing costs	346	—	2,550
Accretion of senior notes discount	—	—	1,201
Gain on extinguishment of debt	—	—	(41,664)
Accretion of asset retirement obligations	1,027	3,407	5,419
Gain on sale of properties	—	—	(3,635)
Share/unit-based compensation (see Note 12)	526	3,667	5,299
Settlement of asset retirement obligations	—	(164)	(869)
Reorganization items, net	—	68,356	—
Other	—	56	—
Changes in operating assets and liabilities:
Accounts receivable	3,666	1,024	13,414
Prepaid expenses and other assets	1,378	735	(2,268)
Payables and accrued liabilities	458	15,030	(4,460)
Restricted cash	—	(7,561)	—
Other	(80)	(266)	3,241
Net cash provided by operating activities	20,544	117,937	155,972
Cash flows from investing activities:
Additions to oil and gas properties	(9,516)	(6,211)	(36,553)
Additions to other property and equipment	—	(76)	(7,265)
Additions to restricted investments	(123)	(209)	(4,242)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	—	—	37,918
Net cash used in investing activities	(9,639)	(6,496)	(10,142)
Cash flows from financing activities:
Advances on revolving credit facilities	—	16,600	94,358
Payments on revolving credit facilities	(12,000)	(98,252)	(191,000)
Deferred financing costs	(142)	(8,575)	(1,075)
Payment to holders of the Notes	(8,193)	(16,446)	—
Payment to Predecessor common unitholders	(1,250)	—	—
Contribution from management	1,500	—	—
Repurchase of senior notes	—	—	(40,470)
Contributions related to sale of assets to NGP affiliate	—	—	26
Transfer of operating subsidiary from Memorial Resource	—	—	2,363
Proceeds from the issuance of Predecessor common units	—	—	1,703
Costs incurred in conjunction with issuance of Predecessor common units	—	—	(146)
Distributions to partners	—	—	(10,797)
Acquisition of Predecessor's general partner (see Note 1)	—	—	(750)
Acquisition of incentive distribution rights from NGP (see Note 1)	—	—	(50)
Restricted units returned to plan	—	(10)	(591)
Other	(9)	9	—
Net cash used in financing activities	(20,094)	(106,674)	(146,429)
Net change in cash and cash equivalents	(9,189)	4,767	(599)
Cash and cash equivalents, beginning of period	20,140	15,373	599
Cash and cash equivalents, end of period	$10,951	$20,140	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (PREDECESSOR)

(In thousands)

Predecessor Partner's Equity
Limited Partners Common
Balance at December 31, 2016 (Predecessor)	$99,489
Net income (loss)	(90,955)
Cancellation and amortization of unit-based awards	3,713
Restricted units repurchased and other	(2)
Issuance of common stock to Predecessor common unitholders	(7,707)
Issuance of warrants to Predecessor common unitholders	(4,788)
Contribution from management	1,500
Settlement with Predecessor common unitholders	(1,250)
Balance at May 4, 2017 (Predecessor)	—

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (SUCCESSOR)

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Issuance of Successor common stock to holders of the Notes	$3	$—	$377,642	$—	$377,645
Issuance of warrants	—	4,788	—	—	4,788
Issuance of common stock to Predecessor common unitholders	—	—	7,707	—	7,707
Balance at May 5, 2017 (Successor)	3	4,788	385,349	—	390,140
Net income (loss)	—	—	—	(906)	(906)
Share-based compensation expense	—	—	526	—	526
Other	—	—	(9)	—	(9)
Balance at June 30, 2017 (Successor)	$3	$4,788	$385,866	$(906)	$389,751

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

When referring to Amplify Energy Corp. (formerly known as Memorial Production Partners LP and also referred to as “Successor,” “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended. When referring to the “Predecessor” or the “Company” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to MEMP, the predecessor that was dissolved following the effective date of the Plan (as defined below) and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Unless the context requires otherwise, references to: (i) our “Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, our Predecessor’s general partner, which was dissolved following the effective date of the Plan; (ii) “Memorial Resource” refers collectively to Memorial Resource Development Corp., the former owner of our Predecessor’s general partner, and its subsidiaries; (iii) the “Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively control MRD Holdco LLC; (iv) “OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly owned subsidiary through which we operate our properties; (v) “Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto and which was dissolved following the effective date of the Plan; and (vi) “NGP” refers to Natural Gas Partners.

On April 27, 2016, we entered into an agreement pursuant to which the Predecessor agreed to acquire, among other things, all of the equity interests in our Predecessor’s general partner, MEMP GP, from Memorial Resource (the “MEMP GP Acquisition”) for cash consideration of approximately $0.8 million. MEMP GP held an approximate 0.1% general partner interest and 50% of the incentive distribution rights (“IDRs”) in us. In conjunction with the MEMP GP Acquisition, on April 27, 2016, we also entered into an agreement with an NGP affiliate pursuant to which we agreed to acquire the other 50% of the IDRs. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition.

In connection with the closing of the transactions on June 1, 2016, our Predecessor’s partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Predecessor held by MEMP GP into a non-economic general partner interest, (ii) cancel the IDRs and (iii) provide that the limited partners of the Predecessor will have the ability to elect the members of MEMP GP’s board of directors. In addition, we terminated the Predecessor’s Omnibus Agreement under which Memorial Resource provided management, administrative and operations personnel to us and our Predecessor’s general partner, and we entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 13 for additional information regarding the MEMP GP Acquisition and the transition services agreement.

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and guidelines of the Securities and Exchange Commission (the “SEC”). The results reported in these Unaudited Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

The inclusion of MEMP GP in our consolidated financial statements was effective June 1, 2016 due to the MEMP GP Acquisition. All material intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bankruptcy Accounting

On January 16, 2017, MEMP and certain of its subsidiaries (collectively with MEMP, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 proceedings”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Debtors operated their business as “debtors-in-possession” under the Bankruptcy Code for the period from January 16, 2017 through May 4, 2017.

The Unaudited Condensed Consolidated Financial Statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed statements of consolidated operations.

Comparability of Financial Statements to Prior Periods

As discussed in further detail in Note 3 below, we have adopted and applied the relevant guidance provided in GAAP with respect to the accounting and financial statement disclosures for entities that have emerged from bankruptcy proceedings (“Fresh Start Accounting”). Accordingly, our Unaudited Condensed Consolidated Financial Statements and Notes after May 4, 2017, are not comparable to the Unaudited Condensed Consolidated Financial Statements and Notes prior to that date. To facilitate our financial statement presentations, we refer to the reorganized company in these Unaudited Condensed Consolidated Financial Statements and Notes as the “Successor” for periods subsequent to May 4, 2017 and “Predecessor” for periods prior to May 5, 2017. Furthermore, our Unaudited Condensed Consolidated Financial Statements and Notes have been presented with a “black line” division to delineate the lack of comparability between the Predecessor and Successor.

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

Note 2. Emergence from Voluntary Reorganization under Chapter 11

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

On May 4, 2017 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession through May 4, 2017. As such, certain aspects of the Chapter 11 proceedings and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plan of Reorganization

In accordance with the Plan, on the Effective Date:

•

The Successor issued (i) 25,000,000 new shares (the “New Common Shares”) of its common stock, par value $0.0001 per share (“common stock”); and (ii) warrants (the “Warrants”) to purchase up to 2,173,913 shares of the Company’s common stock exercisable for a five-year period commencing on the Effective Date entitling their holders upon exercise thereof, on a pro rata basis, to 8% of the total issued and outstanding common shares (including common shares as of the Effective Date issuable upon full exercise of the Warrants, but excluding any common shares issuable under the Management Incentive Plan (the “MIP”)), at a per share exercise price of $42.60.

•

The holders of claims under the Predecessor’s revolving credit facility received a full recovery, consisting of a cash pay down and their pro rata share of the $1 billion exit senior secured reserve-based revolving credit facility (the “Exit Credit Facility”), as further discussed in Note 9.

•

The 7.625% senior notes due May 2021 (“2021 Senior Notes”) and 6.875% senior notes due August 2022 (“2022 Senior Notes” and collectively, the “Notes”) were cancelled and the Predecessor’s liability thereunder discharged, and the holders of the Notes received (directly or indirectly) their pro rata share of New Common Shares representing, in the aggregate, 98% of the New Common Shares on the Effective Date (subject to dilution by the MIP and the common shares issuable upon exercise of the Warrants). Additionally, the holders of the Notes received their pro rata share of a $24.6 million cash distribution.

•

The Predecessor’s common units were cancelled, and each common unitholder received its pro rata share of: (i) 2% of the New Common Shares, (ii) the Warrants, and (iii) cash in an aggregate amount of approximately $1.3 million.

•

The holders of administrative expense claims, priority tax claims, other priority claims and general unsecured creditors of the Predecessor received in exchange for their claims payment in full in cash or otherwise had their rights unimpaired under Title 11 of the United States Code.

•

The Successor entered into a stockholders agreement (the “Stockholders Agreement”) with certain parties pursuant to which the Successor agreed to, at the direction of such stockholders, use commercially reasonable efforts to effect the sale of their common stock.

•

The Successor entered into a registration rights agreement (the “Registration Rights Agreement”) with certain parties pursuant to which the Successor agreed to, among other things, file a registration statement with the SEC within 90 days of the receipt of a request from the stockholders party thereto covering the offer and resale of the common stock held by such stockholders.

•	The Company’s MIP became effective, such that an aggregate of 2,322,404 shares of the Company’s common stock are available for grant pursuant to awards under the MIP.
•

The terms of the Predecessor’s general partner’s board of directors automatically expired on the Effective Date. The Successor formed a new seven-member board of directors consisting of the President and Chief Executive Officer, one director of the Predecessor, and five new members designated by certain parties to the plan support agreement.

Note 3. Fresh Start Accounting

Upon emergence from the Chapter 11 proceedings on May 4, 2017, we adopted fresh start accounting as required by GAAP. We met the requirements of fresh start accounting, which include: (i) the holders of the Predecessor’s voting common units immediately prior to the Effective Date received less than 50% of the voting shares of the Company and (ii) the reorganization value of our assets immediately prior to the Effective Date was less than the post-petition liabilities and allowed claims.

Reorganization Value

The Successor’s enterprise value, as approved by the Bankruptcy Court, was estimated to be within a range of $700 million to $900 million, with a midpoint estimate of approximately $800 million. Enterprise value represents the estimated fair value of a company’s interest-bearing debt and its shareholders’ equity. Based on the estimates and assumptions utilized in our fresh start accounting process, we estimated the Successor’s enterprise value to be approximately $800 million before the consideration of cash and cash equivalents on hand at the Effective Date. Reorganization value represents the fair value of the Successor’s total assets prior to the consideration of liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after a restructuring. The reorganization value, which was derived from the Successor’s enterprise value, was allocated to our individual assets based on their estimated fair values.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the enterprise value to the reorganization value of the Successor assets at the Effective Date (in thousands):

Enterprise value	$800,000
Plus: Cash and cash equivalents	20,140
Plus: Other working capital liabilities	63,817
Plus: Other long-term liabilities	97,470
Reorganization value of Successor assets	$981,427

Our assets consist primarily of producing oil and natural gas properties. The fair values of proved and unproved oil and natural gas properties were estimated using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. The factors to determine fair value include, but are not limited to, estimates of: (i) economic reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with NYMEX forward curve pricing and is adjusted for estimated location and quality differentials, as well as other factors as necessary that the Company’s management believes will impact realizable prices. The fair value of support equipment and facilities were estimated using a cost approach, based on current replacement costs of the assets less depreciation based on the estimated economic useful lives of the assets and age of the assets.

See below under the caption “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company’s various other significant assets and liabilities.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

The adjustments included in the following condensed consolidated balance sheet reflect the effect of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

	As of May 4, 2017
		Reorganization		Fresh Start
	Predecessor	Adjustments (1)		Adjustments		Successor
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,050	$(62,910)	(2)	$—		$20,140
Restricted cash	—	7,411	(3)	—		7,411
Accounts receivable	33,560	—		—		33,560
Short-term derivative instruments	51,329	—		—		51,329
Prepaid expenses and other current assets	10,229	675	(4)	—		10,904
Total current assets	178,168	(54,824)		—		123,344
Property and equipment, net	1,551,500	—		(894,164)	(11)	657,336
Long-term derivative instruments	33,800	—		—		33,800
Restricted investments	156,443	—		—		156,443
Other long-term assets	1,929	8,575	(5)	—		10,504
Total assets	$1,921,840	$(46,249)		$(894,164)		$981,427

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,501	$1,389	(6)	$—		$2,890
Revenues payable	22,747	—		—		22,747
Accrued liabilities	36,954	2,939	(7)	(1,713)	(12)	38,180
Current portion of long-term debt	454,799	(454,799)	(8)	—		—
Total current liabilities	516,001	(450,471)		(1,713)		63,817
Liabilities subject to compromise	1,162,437	(1,162,437)	(9)	—		—
Long-term debt	—	430,000	(8)	—		430,000
Asset retirement obligations	158,114	—		(62,928)	(13)	95,186
Deferred tax liabilities	2,206	—		—		2,206
Other long-term liabilities	2,481	—		(2,403)	(12)	78
Total liabilities	1,841,239	(1,182,908)		(67,044)		591,287
Commitments and contingencies (see Note 14)
Stockholders'/partners' equity:
Predecessor common units	80,601	(80,601)	(10)	—		—
Successor warrants	—	4,788	(10)	—		4,788
Successor common stock	—	3	(10)	—		3
Successor additional paid-in capital	—	1,212,469	(10)	(827,120)	(14)	385,349
Total stockholders'/ partners' equity	80,601	1,136,659		(827,120)		390,140
Total liabilities and equity	$1,921,840	$(46,249)		$(894,164)		$981,427

Reorganization Adjustments

(1)

Reflects amounts recorded as of the Effective Date for the implementation of the Plan, including among other items, settlement of the Predecessor’s liabilities subject to compromise, cancellation of the Predecessor’s equity, issuance of the Successor New Common Shares and the Warrants, repayment of certain of Predecessor’s debt and settlement with holders of the Notes.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Reflects the changes in cash and cash equivalents, including the following (in thousands):
Payment on the Predecessor's revolving credit facility	$(24,799)
Payment to holders of the Notes (1)	(16,446)
Payment of fees related to Exit Credit Facility	(8,575)
Funding of the professional fees escrow account	(7,411)
Payment of professional fees	(4,295)
Other	(1,384)
Changes in cash and cash equivalents	$(62,910)

(1)

The total cash settlement to the holders of the Notes was approximately $24.6 million, of which $16.4 million was paid upon emergence and $8.2 million was paid post-emergence and is reflected in accrued liabilities in the above condensed consolidated balance sheet.

(3)	Reflects the transfer to restricted cash to fund the professional fees escrow account.
(4)	Reflects the pre-payment of certain professional fees.
(5)	Reflects the deferred financing costs related to the Exit Credit Facility.
(6)	Reflects the recognition of payables for general unsecured claims.
(7)	Net increase in accrued liabilities reflects the following (in thousands):
Recognition of liability for settlement with holders of the Notes	$8,193
Payment of professional fees	(4,295)
Recognition of contribution from management	(1,500)
Recognition of settlement with Predecessor common unitholders	1,250
Other	(709)
Net increase in accrued liabilities due to reorganization items	$2,939
(8)	Reflects a repayment of $24.8 million on the Predecessor’s revolving credit facility and the reclassification of $430.0 million in borrowings under the Exit Credit Facility to long-term debt.
(9)	Settlement of liabilities subject to compromise and the resulting net gain were determined as follows (in thousands):
Accounts payable	$1,389
Accrued interest payable	49,796
Debt	1,111,252
Total liabilities subject to compromise of Predecessor	1,162,437
Recognition of payables for general unsecured claims	(1,389)
Recognition of settlement with holders of the Notes	(24,639)
Issuance of common stock to holders of the Notes	(377,645)
Gain on settlement of liabilities subject to compromise	$758,764
(10)	Net increase in our stockholders’/partners’ equity reflects the following (in thousands):
Issuance of common stock to holders of the Notes	$377,645
Issuance of common stock to Predecessor common unitholders	7,707
Cancellation of the Predecessor's units issued and outstanding	80,601
Recognition on gain on settlement of liabilities subject to compromise	758,764
Recognition of issuance of common stock to Predecessor common unitholders	(7,707)
Recognition of issuance of warrants to Predecessor common unitholders	(4,788)
Recognition of contribution from management	1,500
Recognition of settlement with Predecessor common unitholders	(1,250)
Par value of common stock	(3)
Change in Successor additional paid-in capital	1,212,469
Issuance of warrants to Predecessor common unitholders	4,788
Par value of common stock	3
Predecessor units issued and outstanding	(80,601)
Net increase in capital accounts	$1,136,659

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fresh Start Adjustments

(11)

Reflects a decrease of property and equipment, net based on the methodology discussed above and the elimination of accumulated depreciation, depletion and impairment. The fresh start adjustments to property and equipment, net are as follow:

	Predecessor	Fresh Start Adjustments	Successor
	(In thousands)
Property and equipment at cost:
Proved oil and natural gas properties	$3,124,137	$(2,615,076)	$509,061
Support equipment and facilities	199,463	(101,883)	97,580
Unproved oil and natural gas properties	—	44,688	44,688
Other	15,420	(9,413)	6,007
Property and equipment	3,339,020	(2,681,684)	657,336
Accumulated depreciation, depletion and impairment	(1,787,520)	1,787,520	—
Property and equipment, net	$1,551,500	$(894,164)	$657,336
(12)	Reflects the write-off of the deferred rent and loss on sublease liabilities.
(13)

Reflects a decrease of $62.9 million for asset retirement obligations. The fair value of asset retirement obligations were estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plugging and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk free rate.

(14)	Reflects the cumulative impact of our fresh start accounting adjustments discussed above.

Reorganization Items, Net

The Company has incurred significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items, net represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.

The following table summarizes the components of reorganization items, net included in the accompanying unaudited condensed statements of consolidated operations (in thousands):

	Successor	Predecessor
	Period from	Period from	Period from
	May 5, 2017	April 1, 2017	January 1,
	through	through	2017 through
	June 30, 2017	May 4, 2017	May 4, 2017
Gain on settlement of liabilities subject to compromise	$—	$758,764	$758,764
Fresh start valuation adjustments	—	(827,120)	(827,120)
Professional fees	(349)	(12,239)	(19,824)
Other	—	(526)	(594)
Reorganization items, net	$(349)	$(81,121)	$(88,774)

Note 4. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2016 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2017	2016
Accrued general and administrative expenses	$12,533	$3,040
Accrued lease operating expense	8,568	10,411
Accrued capital expenditures	7,948	1,826
Accrued ad valorem tax	2,120	977
Accrued interest payable	1,612	46,417
Asset retirement obligation	941	789
Other	121	1,775
Accrued liabilities	$33,843	$65,235

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	Successor	Predecessor
	Period from	Period from
	May 5, 2017	January 1, 2017	Six Months
	through	through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$1,752	$6,598	$57,589
Cash paid for reorganization items, net	412	11,999	—
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	5,288	3,173	(1,759)
(Increase) decrease in accounts receivable/payable related to divestitures	—	—	(856)
Asset retirement obligation removal related to divestitures	—	—	6,212

New Accounting Pronouncements

Compensation —Stock Compensation. In May 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance in the terms and conditions of a share-based payment award. The new guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Definition of a Business. In January 2017, the FASB issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the guidance is to be applied on a prospective basis to purchases or disposals of a business or an asset. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows – Restricted Cash (a consensus of the FASB Emerging Issues Task Force). In November 2016, the FASB issued an accounting standards update to clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes in restricted cash and restricted cash equivalents that result from the transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. The Company is currently assessing the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5. Acquisitions and Divestitures

Related Party Acquisitions

See Note 13 for further information regarding related party acquisitions that have been accounted for as transactions between entities under common control that impact the basis of presentation for the periods presented.

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expenses in the accompanying unaudited condensed statements of consolidated operations for the periods indicated below (in thousands):

Successor	Predecessor
Period from	Period from		Period from
May 5, 2017	April 1, 2017	Three Months	January 1, 2017	Six Months
through	through	Ended	through	Ended
June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
$—	$—	$927	$—	$1,013

Acquisitions and Divestitures

There were no material acquisitions or divestitures during the period from January 1, 2017 through May 4, 2017 or for the period from May 5, 2017 through June 30, 2017.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and Rockies Divestiture, which is included in the accompanying unaudited condensed statements of consolidated operations of the Company, is as follows (in thousands):

	Predecessor
	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Permian Divestiture	$6,855	$4,832
Rockies Divestiture	(5,860)	(7,620)

Note 6. Fair Value Measurements of Financial Instruments

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying unaudited condensed consolidated balance sheets approximated fair value at June 30, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 9 for the estimated fair value of our outstanding debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Successor
	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$88,797	$—	$88,797
Total assets	$—	$88,797	$—	$88,797

Liabilities:
Commodity derivatives	$—	$10,037	$—	$10,037
Total liabilities	$—	$10,037	$—	$10,037

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
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

See Note 7 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the accompanying unaudited condensed consolidated balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. See Note 8 for a summary of changes in AROs.

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

•

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.

•

No impairments were recognized during the period from January 1, 2017 through May 4, 2017 or for the period from May 5, 2017 through June 30, 2017. During the six months ended June 30, 2016, we recognized approximately $8.3 million of impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. As a result of the impairments, the carrying value of these properties was reduced to approximately $11.0 million.

Note 7. Risk Management and Derivative Instruments

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2017, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $78.8 million against amounts outstanding under our Exit Credit Facility at June 30, 2017. See Note 9 for additional information regarding our Exit Credit Facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, and costless collars) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value.

In January 2017, in connection with our restructuring efforts, we monetized $94.1 million in commodity hedges and used a portion of the proceeds to reduce the amounts outstanding under our Predecessor’s revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes.

During the three months ended June 30, 2016, we terminated certain “in-the-money” oil and NGL derivatives settling in 2016 and certain oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these oil and NGL derivatives.

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI, or ICE Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At June 30, 2017, we had the following open commodity positions:

	Remaining
	2017	2018
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,295,000	1,102,000
Weighted-average fixed price	$3.96	$3.91

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	129,000	122,000
Weighted-average fixed price	$71.44	$75.69

Collar contracts:
Average monthly volume (Bbls)	10,000	—
Weighted-average floor price	$45.00	$—
Weighted-average ceiling price	$54.50	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	78,400	65,700
Weighted-average fixed price	$30.29	$24.13

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates, such as those in our credit agreement, to fixed interest rates. The Company did not have any interest rate swaps at June 30, 2017.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2017 and December 31, 2016. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Successor		Predecessor
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2017	2017	2016	2016
		(In thousands)
Commodity contracts		$63,214	$9,916	$86,335	$16,871
Gross fair value		63,214	9,916	86,335	16,871
Netting arrangements		(9,916)	(9,916)	(16,871)	(16,871)
Net recorded fair value	Short-term derivative instruments	$53,298	$—	$69,464	$—

Commodity contracts		$25,583	$121	$103,515	$885
Gross fair value		25,583	121	103,515	885
Netting arrangements		(121)	(121)	(885)	(885)
Net recorded fair value	Long-term derivative instruments	$25,462	$—	$102,630	$—
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

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1, 2017	Six Months
	through	through	Ended	through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
(Gain) loss on commodity derivatives	$(1,915)	$(12,835)	$124,580	$(23,076)	$72,835
Interest expense, net	—	—	1,844	—	5,526

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the period from January 1, 2017 through May 4, 2017 and for the period from May 5, 2017 through June 30, 2017 (in thousands):

Asset retirement obligations at beginning of period (Predecessor)	$155,702
Liabilities added from acquisitions or drilling	6
Liabilities settled	(164)
Accretion expense	3,407
Revision of estimates	104
Asset retirement obligations at May 4, 2017 (Predecessor)	$159,055
Fresh start adjustments (1)	(62,928)
Asset retirement obligations at May 5, 2017 (Successor)	$96,127
Liabilities added from acquisition or drilling	8
Liabilities settled	—
Accretion expense	1,027
Revision of estimates	69
Asset retirement obligation at end of period (Successor)	97,231
Less: Current Portion	(941)
Asset retirement obligations - long-term portion (Successor)	$96,290

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.

Note 9. Debt

The following table presents our consolidated debt obligations at the dates indicated:

	Successor	Predecessor
	June 30,	December 31,
	2017	2016
	(In thousands)
Successor $1.0 billion Exit Credit Facility, variable-rate, due March 2021 (1)	$418,000	$—
Predecessor $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	—	511,652
2021 Senior Notes, fixed-rate, due May 2021 (2) (4)	—	646,287
2022 Senior Notes, fixed-rate, due August 2022 (3) (4)	—	464,965
Total debt	418,000	1,622,904
Less: current portion of long-term debt (5)	—	(1,622,904)
Long-term debt	$418,000	$—

(1)	The carrying amount of our Predecessor’s revolving credit facility and Successor Exit Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	The estimated fair value of our 2021 Senior Notes was $314.3 million at December 31, 2016.
(3)	The estimated fair value of our 2022 Senior Notes was $223.2 million at December 31, 2016.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.
(5)

Due to the existing and anticipated financial covenant violations as of December 31, 2016, the borrowings under the Predecessor’s revolving credit facility and the Notes were classified as current at December 31, 2016. There were no existing or anticipated financial covenant violations as of June 30, 2017.

Exit Credit Facility

On May 4, 2017, OLLC, as borrower, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) among Amplify Acquisitionco Inc., a Delaware corporation (“Acquisitionco”), as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. Pursuant to the Credit Agreement the lenders party thereto agreed to provide OLLC with the Exit Credit Facility (the loans thereunder, the “Loans”). The aggregate principal amount of Loans outstanding under the Exit Credit Facility as of the Effective Date was $430.0 million.

The terms and conditions under the Credit Agreement include (but are not limited to) the following:

•

a borrowing base of approximately $490.0 million (which borrowing base amount will be reduced by $2.5 million each month until the next scheduled redetermination of the borrowing base to occur in November 2017);

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
•

the obligations under the Credit Agreement are guaranteed by Acquisitionco and substantially all of OLLC’s subsidiaries (the “Guarantors”), subject to limited exceptions, and secured on a first-priority basis by substantially all of OLLC’s and the Guarantors’ assets, including, without limitation, liens on at least 95% of the total value of OLLC’s and the Guarantors’ oil and gas properties, a non-recourse pledge by the Company of the capital stock of Acquisitionco, a pledge by Acquisitionco of the membership interests of OLLC and pledges of stock of all other direct and indirect subsidiaries of OLLC, subject to certain limited exceptions;

•

certain financial covenants, including the maintenance of (i) an interest coverage ratio not to exceed 2.50 to 1.00, determined as of the last day of each fiscal quarter for the four fiscal-quarter period then ending, commencing with the fiscal quarter ending September 30, 2017, (ii) a current ratio, determined as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2017, of not less than 1.00 to 1.00 and (iii) a total leverage ratio, determined as of the last day of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2017, of less than or equal to 4.00 to 1.00; and

•

certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

The borrowing base as of June 30, 2017 was approximately $487.5 million.

Unamortized deferred financing costs associated with our Exit Credit Facility was $8.4 million at June 30, 2017. The unamortized deferred financing costs are amortized over the remaining life of our Exit Credit Facility.

Letters of Credit

At June 30, 2017, we had $2.5 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Predecessor’s Revolving Credit Facility

Our Predecessor was a party to a $2.0 billion revolving credit facility, which was guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

On the Effective Date of the Plan, the holders of claims under the Predecessor’s revolving credit facility received a full recovery, which included a $24.8 million pay down and their pro rata share of the Exit Credit Facility. See Note 2 for additional information.

Senior Notes

On the Effective Date, the Notes were cancelled and the Predecessor’s liability thereunder discharged, and the holders of the Notes received their pro rata share of the New Common Shares. Additionally, the holders of the Notes received their pro rata share of a $24.6 million cash distribution.

The Company’s voluntary petitions as described in Note 2 constituted an event of default that accelerated the obligations under the Notes. For the period from April 1, 2017 through May 4, 2017 and for the period from January 17, 2017 through May 4, 2017 our contractual interest that was not recorded on the Notes was approximately $7.5 million and $24.2 million, respectively.

During the three and six months ended June 30, 2016, our Predecessor repurchased on the open market approximately $52.2 million of its 2021 Senior Notes and approximately $32.0 million of its 2022 Senior Notes. In connection with the repurchases, our Predecessor paid approximately $40.5 million and recorded a gain on extinguishment of debt of approximately $41.7 million for the three and six months ended June 30, 2016.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1, 2017	Six Months
	through	through	Ended	through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
Successor Exit Credit Facility	4.91%	n/a	n/a	n/a	n/a
Predecessor's revolving credit facility	n/a	3.80%	3.30%	4.04%	2.85%

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Equity and Distributions

Issuance of Common Stock and Cancellation of Units

In accordance with the Plan, on the Effective Date:

•	the Company issued 25,000,000 New Common Shares and Warrants to purchase up to 2,173,913 shares of its common stock;
•	the Predecessor common units were cancelled; and
•	each Predecessor common unitholder received its pro rata share of: (i) 2% of the New Common Shares, (ii) the Warrants, and (iii) cash in an aggregate amount of approximately $1.3 million.

On the Effective Date, there were 25,000,000 New Common Shares issued and outstanding.

The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Units/Shares
Balance, December 31, 2016 (Predecessor)	83,827,920
Restricted common units issued	—
Restricted common units forfeited	(12,952)
Restricted common units repurchased (1)	(14,681)
Balance, May 4, 2017 (Predecessor)	83,800,287
Cancellation of Predecessor common units	(83,800,287)
Balance, May 4, 2017 (Predecessor)	—
Issuance of Successor common stock	25,000,000
Balance, May 5, 2017 (Successor)	25,000,000
Issuance of Successor common stock	—
Balance, June 30, 2017 (Successor)	25,000,000

(1)

Restricted common units are generally net-settled by unitholders to cover the required withholding tax upon vesting. Unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were less than approximately $0.1 million for the period from January 1, 2017 through May 4, 2017. The net-settlement had the effect of unit repurchase by the Company as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

Warrants

On the Effective Date, the Company entered into a warrant agreement with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which the Company issued Warrants to purchase up to 2,173,913 shares of the Company’s common stock (representing 8% of the Company’s outstanding common stock as of the Effective Date including shares of the Company’s common stock issuable upon full exercise of the Warrants, but excluding any common stock issuable under the MIP), exercisable for a five year period commencing on the Effective Date at an exercise price of $42.60 per share.

The fair values for the warrants upon issuance have been estimated using the Black-Scholes option pricing model using the following assumptions:

Warrants Issued in
Successor Period
Risk-free interest rate	2.06%
Dividend yield	—
Expected life (in years)	5.0
Expected volatility	50.0%
Strike Price	$42.60
Calculated fair value	$2.20

Predecessor “At-the-Market” Equity Program

On May 25, 2016, our Predecessor entered into an equity distribution agreement for the sale of up to $60 million of common units under an at-the-market offering program (the “ATM Program”). Sales of common units, were made under the ATM Program by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Market at market prices, or as otherwise agreed to between the Predecessor and a sales agent.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2016, our Predecessor sold 822,313 common units under the ATM program, generating net proceeds of approximately $1.6 million (net of approximately $0.1 million in commissions). Our Predecessor used the net proceeds from the sale of common units to repurchase senior notes.

Predecessor

Prior to the MEMP GP Acquisition, net income (loss) attributable to the Predecessor was allocated between our Predecessor’s general partner and the common unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our Predecessor’s general partner and the Funds. Subsequent to the MEMP GP Acquisition, net income (loss) attributable to the Predecessor was allocated entirely to the common unitholders.

Cash Distributions to Unitholders

The following table summarizes our Predecessor’s declared quarterly cash distribution rates and amounts with respect to the quarter indicated (dollars in millions, except per unit amounts):

						Distribution
				Amount	Aggregate	Received by
Quarter	Declaration Date	Record Date	Payment Date	Per Unit	Distribution	Affiliates
2nd Quarter 2016	July 26, 2016	August 5, 2016	August 12, 2016	$0.0300	$2.5	$	< 0.1
1st Quarter 2016	April 26, 2016	May 6, 2016	May 13, 2016	$0.0300	$2.5	$	< 0.1
4th Quarter 2015	January 26, 2016	February 5, 2016	February 12, 2016	$0.1000	$8.3	$	< 0.1

In October 2016, the board of directors of our Predecessor’s general partner suspended distributions on common units, primarily due to the current and expected commodity price environment and market conditions and their impact on our future business, as well as restrictions imposed by our Predecessor’s debt instruments, including our Predecessor’s revolving credit facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings per Share/Unit

The following sets forth the calculation of earnings (loss) per share/unit, or EPS/EPU, for the periods indicated (in thousands, except per share/unit amounts):

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1,	Six Months
	through	through	Ended	2017 through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
Net income (loss) attributable to Successor/Predecessor	$(906)	$(74,578)	$(147,550)	$(90,955)	$(185,647)
Less: predecessor's general partner's 0.1% interest in net income (loss) (1)	—	—	(128)	—	(168)
Net (income) allocated to participating restricted stockholders	—	—	—	—	—
Net income (loss) available to common stockholders/limited partners	$(906)	$(74,578)	$(147,422)	$(90,955)	$(185,479)

Common shares/units:
Common shares/units outstanding — basic	25,000	83,800	83,007	83,807	82,971
Dilutive effect of potential common shares/units	—	—	—	—	—
Common shares/units outstanding — diluted	25,000	83,800	83,007	83,807	82,971

Net earnings per share/unit:
Basic	$(0.04)	$(0.89)	$(1.78)	$(1.09)	$(2.24)
Diluted	$(0.04)	$(0.89)	$(1.78)	$(1.09)	$(2.24)
Antidilutive stock options (2)	516	—	—	—	—
Antidilutive warrants (3)	2,174	—	—	—	—

(1)

As a result of repurchases under the December 2014 repurchase program, our Predecessor’s general partner had an approximate average 0.105% interest in us prior to the MEMP GP Acquisition for the three and six months ended June 30, 2016.

(2)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(3)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 12. Long-Term Incentive Plans

On the Effective Date in connection with the Plan, the Company implemented the MIP for selected employees of the Company or its subsidiaries. An aggregate of 2,322,404 shares of the Company’s common stock are reserved for issuance under the MIP. MIP awards are granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the MIP is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for grant under the MIP. The MIP is administered by the board of directors of the Company.

On May 4, 2017, the board of directors approved grants of restricted stock unit awards and stock options (collectively, the “Emergence Awards”) to certain of the Company’s employees, including the Company’s executive officers. The board granted 614,754 restricted stock units and 614,754 stock options under the MIP on the Effective Date.

The Emergence Awards will generally vest annually in three equal installments on each of the first three anniversaries of the Effective Date, subject to the grantee’s continued employment through each such vesting date. However, upon the grantee’s (i) termination of employment without “cause,” or due to death or “disability,” or (ii) resignation for “good reason,” in each case, (A) any unvested restricted stock unit award at such time shall fully vest and (B) the portion of the then unvested stock options that would have vested had the grantee remained employed with the Company or its subsidiaries during the 12 months following such termination or resignation date shall vest. In addition, if the grantee is terminated by the Company without cause or the grantee resigns for good reason, in each case, following a “change of control,” all unvested stock options at such time shall fully vest. Subject to the foregoing, any unvested Emergence Awards will be forfeited upon the grantee’s termination of employment.

Restricted Stock Units

The restricted stock units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expenses. The unrecognized cost associated with restricted stock unit awards was $8.6 million at June 30, 2017. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.9 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the restricted stock unit awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted stock units outstanding at May 5, 2017 (Successor)	614,754	$13.77
Granted	143,341	$13.77
Forfeited	(99,232)	$13.77
Vested	—	$—
Restricted stock units outstanding at June 30, 2017 (Successor)	658,863	$13.77

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Stock Options

The fair value for stock options granted during the period have been estimated using the Black-Scholes option pricing model using the following assumptions:

Awards Issued in
Successor Period
Risk-free interest rate	2.06%
Dividend yield	—
Expected life (in years)	6.0
Expected volatility	50.0%
Strike Price	$21.58
Calculated fair value per stock option	$5.01

The stock options granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expenses. The unrecognized cost associated with stock option awards was $2.4 million at June 30, 2017. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.9 years.

The following table summarizes information regarding the stock option awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Stock options outstanding at May 4, 2017 (Successor)	614,754	$5.01
Granted	—	$—
Forfeited	(99,232)	$5.01
Vested	—	$—
Stock Options outstanding at June 30, 2017 (Successor)	515,522	$5.01

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Predecessor Restricted Common Units

On May 1, 2017, the Company effectively cancelled the unvested restricted common unit awards under the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) and recorded $2.3 million in compensation expense with the cancellation of the LTIP.

On June 1, 2016, in connection with the MEMP GP Acquisition, the board of directors of our Predecessor’s general partner approved the acceleration of the vesting schedule of unvested awards under the LTIP for the employees that remained with Memorial Resource. The grant-date fair value compensation cost of approximately $0.1 million was reversed and the modified-date grant fair value compensation cost of $0.5 million was recognized.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the restricted common unit awards granted under the LTIP for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2016 (Predecessor)	432,160	$15.00
Granted	—	$—
Forfeited	(12,952)	$9.51
Vested	(43,045)	$10.40
Cancelled	(376,163)	$15.72
Restricted common units outstanding at May 4, 2017 (Predecessor)	—	$—

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Predecessor Phantom Units

The following table summarizes information regarding the Predecessor’s phantom unit awards granted under the LTIP:

Number of
Units
Phantom units outstanding at December 31, 2016 (Predecessor)	5,980,693
Granted	—
Forfeited	(132,347)
Vested	(155,601)
Phantom units outstanding at May 4, 2017 (Predecessor)	5,692,745
Cancelled	(5,692,745)
Phantom units outstanding at June 30, 2017 (Successor)	—

Phantom units issued to non-employee directors of our Predecessor in January 2016 vested on the first anniversary of the date of grant and were settled in cash for less than $0.1 million. Phantom units issued to certain employees in June 2016 were scheduled to vest in substantially equal one-third increments on the first, second, and third anniversaries of the date of grant. The awards included distribution equivalent rights (“DERs”) pursuant to which the recipient would, upon vesting, receive a cash payment with respect to each phantom unit equal to any cash distributions that we paid to a holder of a common unit. DERs were treated as additional compensation expense. Upon vesting, the phantom units were scheduled to be settled through an amount of cash in a single lump sum payment equal to the product of (y) the closing price of our common units on the vesting date and (z) the number of such vested phantom units. In lieu of a cash payment, the board of directors of our Predecessor’s general partner, in its discretion, was permitted to elect for the recipient to receive either a number of common units equal to the number of such vested phantom units or a combination of cash and common units. Upon emergence from bankruptcy, the remaining awards were settled in cash for less than $0.1 million.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP and LTIP awards that are reflected in the accompanying unaudited condensed statements of consolidated operations for the periods presented (in thousands):

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1, 2017	Six Months
	through	through	Ended	through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
Equity classified awards
Restricted stock units (Successor)	$426	$—	$—	$—	$—
Restricted stock options (Successor)	101	—	—	—	—
Restricted common units (Predecessor)	—	2,644	2,507	3,713	4,999
Liability classified awards
Phantom units (Predecessor)	—	(102)	224	(46)	300
	$527	$2,542	$2,731	$3,667	$5,299

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Related Party Transactions

On June 1, 2016, Memorial Resource and certain affiliates of NGP became unaffiliated entities after we closed the MEMP GP Acquisition, as discussed in Note 1.

NGP Affiliated Companies

During the six months ended June 30, 2016, our Predecessor paid less than $0.1 million to Multi-Shot, LLC, an NGP affiliate company, for services related to our drilling and completion activities.

Common Control Acquisitions

MEMP GP Acquisition. On June 1, 2016, as discussed in Note 1, our Predecessor acquired all of the equity interests in our Predecessor’s general partner, MEMP GP, from Memorial Resource for cash consideration of approximately $0.8 million. The acquisition was accounted for as an equity transaction and no gain or loss was recognized as a result of the acquisition. In connection with the closing of the transaction, our Predecessor’s partnership agreement was amended and restated to, among other things, (i) convert MEMP GP’s 0.1% general partnership interest into a non-economic general partner interest, (ii) cancel the IDRs, and (iii) provide that the limited partners of our Predecessor had the ability to elect the members of MEMP GP’s board of directors. On June 1, 2016, our Predecessor also acquired the remaining 50% of the IDRs of MEMP owned by an NGP affiliate.

On June 1, 2016, Memorial Resource assigned and transferred Beta Operating Company, LLC to our Predecessor in connection with the MEMP GP Acquisition.

Related Party Agreements

We and certain of our former affiliates entered into various documents and agreements during the Predecessor’s existence, including the Predecessor’s Omnibus Agreement described below. These agreements were negotiated among affiliated parties and, consequently, were not the result of arm’s-length negotiations.

Omnibus Agreement

Memorial Resource provided management, administrative and operating services to the Predecessor and our Predecessor’s general partner pursuant to our Predecessor’s Omnibus Agreement. Upon completion of the MEMP GP Acquisition, the Predecessor’s Omnibus Agreement was terminated and the Company entered into a transition services agreement with Memorial Resource. The following table summarizes the amount of general and administrative expenses recognized under the Predecessor’s Omnibus Agreement that are reflected in the accompanying unaudited condensed statements of consolidated operations for the periods presented (in thousands):

Predecessor
Three Months Ended	For the Six Months Ended
June 30,	June 30,
2016	2016
$4,418	$11,867

Transition Services Agreement

On June 1, 2016, we closed the MEMP GP Acquisition. Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities. We terminated our Predecessor’s Omnibus Agreement as noted above and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. The Company did not incur any costs under the transition services agreement for the period from May 5, 2017 through June 30, 2017 or for the period from January 1, 2017 through May 4, 2017. We recorded $0.5 million of general and administrative expenses related to the transition services agreement with Memorial Resource for the three months ended June 30, 2016.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Litigation and Environmental

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

At June 30, 2017 and December 31, 2016, we had no environmental reserves recorded on our unaudited condensed consolidated balance sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Rise Energy Operating, LLC, a wholly owned subsidiary, assumed an obligation under a trust agreement with the BOEM for the decommissioning of the offshore production facilities in connection with its 2009 acquisition of our Beta properties in offshore Southern California. The trust account had the required minimum balance of $152.0 million as of June 30, 2017 and December 31, 2016. The held-to-maturity investments held in the trust account at June 30, 2017 for the U.S. Bank money market cash equivalent was $152.1 million.

In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated costs of decommissioning may further increase, and we expect the amount to be finalized during 2017 after negotiations are completed.

Note 15. Income Taxes

Effective May 5, 2017, pursuant to the Plan, the Successor became a corporation subject to federal and state income taxes. Prior to the Plan being effective, the Predecessor was a limited partnership and organized as a pass-through entity for federal and most state income tax purposes. As a result, our Predecessor limited partners were responsible for federal and state income taxes on their share of our taxable income. Certain of our consolidated subsidiaries were taxed as corporations for federal and state income tax purposes, which resulted in deferred taxes. We were also subject to the Texas margin tax for partnership activity in the state of Texas.

The Company’s income tax expense/(benefit) for the period from May 5, 2017 through June 30, 2017 was ($0.6) million, for the period from January 1, 2017 through May 4, 2017 was ($0.1) million and for the six months ended June 30, 2016 was $0.2 million. The Company’s effective tax rate for the period from May 5, 2017 through June 30, 2017 was 39.5%, for the period from January 1, 2017 through May 4, 2017 was 0.1% and for the six months ended June 30, 2016 was (0.1%). The effective tax rate for the period from May 5, 2017 through June 30, 2017 is different from the statutory U.S. federal income tax rate due to the impact of state taxes, disallowed expenses, and changes in the rate applied to historic deferred balances. The effective tax rate for the six months ended June 30, 2016 is different from the statutory U.S. federal income tax rate primarily due to the Predecessor not being subject to U.S. federal income tax. Deferred tax benefit of $0.2 million was recorded in income tax benefit for the Company’s change from a limited partnership to a corporation for the period from May 5, 2017 through June 30, 2017.

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

Overview

When referring to Amplify Energy Corp. (formerly known as Memorial Production Partners LP and also referred to as “Successor,” “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When referring to the “Predecessor” or the “Company” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to MEMP, the predecessor that was dissolved following the effective date of the Plan (as defined below) and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. The lenders that held 100% of the loans under the Predecessor’s revolving credit facility and with certain noteholders that held approximately 51.7% of the Predecessor’s 7.625% senior notes due 2021 (the “2021 Senior Notes”) and approximately 69.0% of the Predecessor’s 6.875% senior notes due 2022 (the “2022 Senior Notes,” and such holders collectively, the “Noteholders”) effectuated certain restructuring transactions, pursuant to which Amplify Energy acquired all of the assets of MEMP, and in accordance with the Plan, MEMP was dissolved.

We operate in one reportable segment engaged in the acquisition, development, exploration and production of oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are principally located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs with well-known geologic characteristics and long-lived, predictable production profiles and modest capital requirements. As of December 31, 2016:

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

Recent Developments

Listing on the OTCQX

As a result of the cancellation of the Predecessor’s common units on the Effective Date (as defined below), the common units ceased to trade on The NASDAQ Stock Market LLC. On June 21, 2017, the Successor’s common stock was approved for trading on the OTCQX Best Market under the symbol “AMPY”.

Departure of Certain Officers

On May 8, 2017, Jason M. Childress resigned from his position as Senior Vice President and General Counsel of Amplify Energy, effective May 9, 2017. Mr. Childress’ decision to resign was not the result of any disagreement with the Company or any of its affiliates on any matter relating to the Company’s operations, policies or practices.

Emergence from Voluntary Reorganization under Chapter 11

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

On May 4, 2017 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the period from January 16, 2017 through May 4, 2017.

See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Predecessor and Successor Reporting

As a result of the application of fresh start accounting, the Company’s Unaudited Condensed Consolidated Financial Statements and certain note presentations are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of different basis of accounting between the periods presented. Despite this separate presentation, there was continuity of the Company’s operations.

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

Sources of Revenues

Our revenues are derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from natural gas during processing. Production revenues are derived entirely from the continental United States. Natural gas, NGL and oil prices are inherently volatile and are influenced by many factors outside our control. In order to reduce the impact of fluctuations in natural gas and oil prices on revenues, we intend to periodically enter into derivative contracts that fix the future prices received. At the end of each period the fair value of these commodity derivative instruments are estimated and because hedge accounting is not elected, the changes in the fair value of unsettled commodity derivative instruments are recognized in earnings at the end of each accounting period.

Principal Components of Cost Structure

•

Lease operating expenses. These are the day-to-day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.

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

Prior to June 1, 2016, Memorial Resource provided management, administrative and operating services to the Predecessor and the Predecessor’s general partner pursuant to our Predecessor’s Omnibus Agreement. Upon completion of the MEMP GP Acquisition, the Predecessor’s Omnibus Agreement was terminated and the Predecessor entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

•	Accretion expense. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value.
•

Interest expense. We finance a portion of our working capital requirements and acquisitions with borrowings under our Exit Credit Facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.

•

Income tax expense. We are a corporation subject to federal and certain state income taxes. Our Predecessor was organized as a pass-through entity for federal and most state income tax purposes. Certain of our consolidated subsidiaries were taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax for activity in the state of Texas.

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

Results of Operations

Factors Affecting the Comparability of the Results

Amplify Energy is the successor reporting company of MEMP pursuant to Rule 15d-5 of the Exchange Act; however, the impact to the comparability of our results is generally limited to those areas associated with the basis in and accounting for our oil and gas properties (specifically DD&A and impairments), exploration expense, and income taxes (due to the change from a limited partnership to a corporation that occurred in connection with our emergence from bankruptcy). Accordingly, we believe that describing certain year-over-year variances and trends in our production, revenue and expenses for the three and six months ended June 30, 2017 and 2016 without regard to the concept of Successor and Predecessor (i.e. on a combined basis) facilitates a meaningful analysis of our results of operations. The results of operations have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	Successor	Predecessor		Predecessor
	Period from	Period from
	May 5, 2017	April 1, 2017	Combined Three	Three Months
	through	through	Months Ended	Ended
	June 30, 2017	May 4, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Oil and natural gas sales	$42,228	$27,686	$69,914	$67,780
Lease operating expense	18,842	9,582	28,424	29,354
Gathering, processing and transportation	4,114	2,737	6,851	8,823
Taxes other than income	1,933	921	2,854	3,485
Depreciation, depletion and amortization	8,351	9,835	18,186	44,413
Impairment of proved oil and natural gas properties	—	—	—	—
General and administrative expense	7,382	8,236	15,618	15,246
Accretion of asset retirement obligations	1,027	912	1,939	2,712
(Gain) loss on commodity derivative instruments	(1,915)	(12,835)	(14,750)	124,580
(Gain) loss on sale of properties	—	—	—	(3,539)
Interest expense, net	(3,797)	(1,843)	(5,640)	(32,143)
Gain on extinguishment of debt	—	—	—	41,664
Reorganization items, net	(349)	(81,121)	(81,470)	—
Income tax benefit (expense)	592	—	592	(100)
Net income (loss)	(906)	(74,578)	(75,484)	(147,550)

Oil and natural gas revenue:
Oil sales	$22,070	$14,466	$36,536	$36,973
NGL sales	4,112	3,495	7,607	7,928
Natural gas sales	16,046	9,725	25,771	22,879
Total oil and natural gas revenue	$42,228	$27,686	$69,914	$67,780

Production volumes:
Oil (MBbls)	525	315	840	954
NGLs (MBbls)	219	160	379	590
Natural gas (MMcf)	5,092	3,173	8,265	11,799
Total (MMcfe)	9,576	6,025	15,601	21,063
Average net production (MMcfe/d)	168.0	177.2	171.4	231.5

Average sales price:
Oil (per Bbl)	$41.93	$45.81	$43.38	$38.73
NGL (per Bbl)	18.60	21.90	19.98	13.45
Natural gas (per Mcf)	3.15	3.06	3.12	1.94
Total (per Mcfe)	$4.41	$4.59	$4.48	$3.22

Average unit costs per Mcfe:
Lease operating expense	$1.97	$1.59	$1.82	$1.39
Gathering, processing and transportation	0.43	0.45	0.44	0.42
Taxes other than income	0.20	0.15	0.18	0.17
General and administrative expenses	0.77	1.37	1.00	0.72
Depletion, depreciation and amortization	0.87	1.63	1.17	2.11

	Successor	Predecessor		Predecessor
	Period from	Period from
	May 5, 2017	January 1, 2017	Combined Six	Six Months
	through	through	Months Ended	Ended
	June 30, 2017	May 4, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Oil and natural gas sales	$42,228	$108,970	$151,198	$128,403
Lease operating expense	18,842	35,568	54,410	65,050
Gathering, processing and transportation	4,114	10,772	14,886	18,032
Taxes other than income	1,933	5,187	7,120	7,493
Depreciation, depletion and amortization	8,351	37,717	46,068	88,842
Impairment of proved oil and natural gas properties	—	—	—	8,342
General and administrative expense	7,382	31,606	38,988	28,770
Accretion of asset retirement obligations	1,027	3,407	4,434	5,419
(Gain) loss on commodity derivative instruments	(1,915)	(23,076)	(24,991)	72,835
(Gain) loss on sale of properties	—	—	—	(3,635)
Interest expense, net	(3,797)	(10,243)	(14,040)	(64,695)
Gain on extinguishment of debt	—	—	—	41,664
Reorganization items, net	(349)	(88,774)	(89,123)	—
Income tax benefit (expense)	592	91	683	(196)
Net income (loss)	(906)	(90,955)	(91,861)	(185,647)

Oil and natural gas revenue:
Oil sales	$22,070	$55,767	$77,837	$66,750
NGL sales	4,112	14,103	18,215	15,183
Natural gas sales	16,046	39,100	55,146	46,470
Total oil and natural gas revenue	$42,228	$108,970	$151,198	$128,403

Production volumes:
Oil (MBbls)	525	1,204	1,729	2,022
NGLs (MBbls)	219	616	835	1,253
Natural gas (MMcf)	5,092	12,411	17,503	23,552
Total (MMcfe)	9,576	23,336	32,912	43,201
Average net production (MMcfe/d)	168.0	188.2	181.8	237.4

Average sales price:
Oil (per Bbl)	$41.93	$46.28	$44.96	$33.01
NGL (per Bbl)	18.60	22.90	21.76	12.12
Natural gas (per Mcf)	3.15	3.15	3.15	1.97
Total (per Mcfe)	$4.41	$4.67	$4.59	$2.97

Average unit costs per Mcfe:
Lease operating expense	$1.97	$1.52	$1.65	$1.51
Gathering, processing and transportation	0.43	0.46	0.45	0.42
Taxes other than income	0.20	0.22	0.22	0.17
General and administrative expenses	0.77	1.35	1.18	0.67
Depletion, depreciation and amortization	0.87	1.62	1.40	2.06

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

A net loss of $75.5 million was recorded during 2017 compared to a net loss of $147.6 million recorded during 2016.

•

Oil, natural gas and NGL revenues for 2017 totaled $69.9 million, an increase of $2.1 million compared with 2016. Production decreased 5.5 Bcfe (approximately 26%) primarily from decreased drilling activities and divestitures. The average realized sales price increased $1.26 per Mcfe for 2017 compared to 2016 primarily due to increases in realized prices for oil, natural gas and NGLs. The unfavorable volume and favorable pricing variance resulted in an approximate $17.6 million decrease in revenues offset by an approximate $19.7 million increase in revenues, respectively.

•

Lease operating expenses were $28.4 million for 2017 compared to $29.4 million during 2016. Reductions in lease operating expenses were a result of the Permian Divestiture and Rockies Divestiture. On a per Mcfe basis, lease operating expenses were $1.82 for 2017 compared to $1.39 for 2016. The increase in lease operating expense on a per Mcfe basis was due to lower production in 2017 compared to 2016.

•

Taxes other than income for 2017 totaled $2.9 million, a decrease of $0.6 million compared with 2016 primarily due to the Permian Divestiture and Rockies Divestiture. On a per Mcfe basis, taxes other than income were $0.18 for 2017 compared to $0.17 for 2016.

•

DD&A expense for 2017 was $18.2 million compared to $44.4 million during 2016, a $26.2 million decrease. The decrease was primarily due to lower rates as a result of the application of fresh start accounting and a decrease in production volumes. Decreased production volumes caused DD&A expense to decrease by approximately $11.5 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $14.7 million.

•

General and administrative expenses for 2017 were $15.6 million and included $3.1 million of non-cash share/unit-based compensation expense. General and administrative expenses during 2016 totaled $15.2 million and included approximately $2.7 million of non-cash unit-based compensation expense.

•

Net gains on commodity derivative instruments of $14.8 million were recognized for 2017, consisting of $13.4 million of cash settlement receipts on expired positions and a $1.4 million increase in the fair value of open positions. Net losses on commodity derivative instruments of $124.6 million were recognized during 2016, consisting of $67.6 million of cash settlement receipts on expired positions and $39.3 million in cash settlements received on terminated derivatives. These receipts were offset by a $231.5 million decrease in the fair value of open positions.

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

•

Interest expense, net totaled $5.6 million for 2017 compared to $32.1 million for 2016, a decrease of $26.5 million. The decrease in interest expense is primarily due to the Company not recording interest expense on the Notes for the period from the Petition Date through the Effective Date. In 2016, we recorded $21.6 million of interest expense related to the Notes. Additionally, the Company recognized losses on interest rate swaps of $1.8 million during 2016 with no comparable expenses recognized in 2017 due to the termination of the interest rate swaps in the fourth quarter of 2016. The Company recognized $0.3 million of deferred financing cost for 2017 compared to $1.9 million in amortization of debt issuance costs and accretion of net discount for 2016. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Average outstanding borrowings under our Predecessor’s revolving credit facility were $454.1 million for the period from April 1, 2017 through May 4, 2017 compared to $768.1 million during 2016. Average outstanding borrowings under our Exit Credit Facility were $424.7 million for the period from May 5, 2017 through June 30, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from April 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date. We had an average of $1.2 billion aggregate principal amount of the Notes issued and outstanding during 2016.

•

The Company has incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, professional fees, issuance of common stock and warrants and settlement with Predecessor common unitholders, and recognition of contribution from management. The Company incurred $81.5 million of reorganization items, net during 2017. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

•	We recognized a gain on extinguishment of debt of approximately $41.7 million during 2016 related to the repurchase of the 2021 Senior Notes and 2022 Senior Notes.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

A net loss of $91.9 million was recorded during 2017 compared to a net loss of $185.6 million recorded during 2016.

•

Oil, natural gas and NGL revenues for 2017 totaled $151.2 million, an increase of $22.8 million compared with 2016. Production decreased 10.3 Bcfe (approximately 24%) primarily from decreased drilling activities and divestitures. The average realized sales price increased $1.62 per Mcfe primarily due to increases in realized prices for oil, natural gas and NGLs. The unfavorable volume and favorable pricing variance resulted in an approximate $30.6 million decrease in revenues partially offset by an approximate $53.4 million increase in revenues, respectively.

•

Lease operating expenses were $54.4 million for 2017 and $65.1 million for during 2016. Reductions in lease operating expenses were the result of decreased workover activity and the Permian Divestiture and Rockies Divestiture. On a per Mcfe basis, lease operating expenses were $1.65 for 2017 compared to $1.51 for 2016. The increase in lease operating expenses on a per Mcfe basis was primarily related to lower production in 2017 compared to 2016.

•

Taxes other than income for 2017 totaled $7.1 million, a decrease of $0.4 million compared with 2016 primarily due to the Permian Divestiture and Rockies Divestiture. On a per Mcfe basis, taxes other than income increased to $0.22 for 2017 compared to $0.17 for 2016 due to an increase in commodity prices.

•

DD&A expense for 2017 was $46.1 million compared to $88.8 million during 2016, a $42.8 million decrease. The decrease was primarily due to lower rates as a result of the application of fresh start accounting and a decrease in production volumes. Decreased production volumes caused DD&A expense to decrease by approximately $21.2 million and the change in the DD&A rate between periods caused DD&A expense to decrease by approximately $21.6 million.

•

No impairments were recognized during 2017. We recognized $8.3 million of impairments during 2016 related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices.

•

General and administrative expenses for 2017 were $39.0 million and included $4.2 million of non-cash share/unit-based compensation expense and $7.5 million in pre-petition restructuring-related costs primarily for advisory and professional fees. General and administrative expenses during 2016 totaled $28.8 million and included approximately $5.3 million of non-cash unit-based compensation expense.

•

Net gains on commodity derivative instruments of $25.0 million were recognized for 2017, consisting of $24.2 million of cash settlement receipts on expired positions and $94.1 million of cash settlement receipts on terminated derivatives. These receipts were partially offset by a $93.3 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $72.8 million were recognized during 2016, consisting of $147.9 million of cash settlement receipts on expired positions and $39.3 million in cash settlements received on terminated derivatives. These receipts were offset by a $260.0 million decrease in the fair value of open positions.

•

Interest expense, net totaled $14.0 million for 2017 compared to $64.7 million during 2016, a decrease of $50.7 million. The decrease in interest expense is primarily due to the Company not recording interest expense on the Notes for the period from the Petition Date through the Effective Date. The Company recorded $3.5 million in interest expense related to the Notes compared to $43.5 million for 2016. Additionally, the Company recognized losses on interest rate swaps of $5.5 million during 2016 with no comparable expenses recognized in 2017 due to the termination of the interest rate swaps during the fourth quarter of 2016. The Company recognized $0.3 million of deferred financing costs for 2017 and $3.8 million in amortization of debt issuance costs and accretion of net discount and write-off of deferring financing costs for 2016. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Average outstanding borrowings under our Predecessor’s revolving credit facility were $460.2 million for the period from January 1, 2017 through May 4, 2017 compared to $791.4 million during 2016. Average outstanding borrowings under our Exit Credit Facility were $424.7 million for the period from May 5, 2017 through June 30, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from January 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date. We had an average of $1.2 billion aggregate principal amount of the Notes issued and outstanding during 2016.

•

The Company has incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, issuance of common stock and warrants and settlement with Predecessor common unitholders, and recognition of contribution from management. The Company incurred $89.1 million of reorganization items, net during 2017. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

•	We recognized a gain on extinguishment of debt of approximately $41.7 million during 2016 related to the repurchase of the 2021 Senior Notes and 2022 Senior Notes.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Predecessor’s revolving credit facility and equity and debt capital markets. For the remainder of 2017, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under our Exit Credit Facility and/or the divestiture of assets.

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

As a result of our Chapter 11 proceedings and the effectiveness of the Plan, the holders of claims under the Predecessor’s revolving credit facility received a full recovery, consisting of a cash pay down and their pro rata share of the Exit Credit Facility. In addition, the Notes were cancelled and the Predecessor’s liability thereunder discharged, as further discussed below under “— Debt Agreements.”

Capital Markets. Our ability to obtain funding in the equity or debt capital markets has been, and will continue to be, constrained. We expect to evaluate the availability of public capital as a source for future liquidity now that the Chapter 11 proceedings are completed.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Exit Credit Facility. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. For the six months ended June 30, 2017, our total capital expenditures were approximately $24.2 million, which were primarily related to drilling, capital workovers and facilities located in East Texas, South Texas and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our Beta properties in offshore Southern California may increase, and we expect the amount to be finalized during 2017 after negotiations are completed. At June 30, 2017, there was approximately $152.1 million in the Rise Energy Operating, LLC trust account and $62.0 million in surety bonds.

Working Capital. We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our expected capital expenditures. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” and “— Overview” of this quarterly report for additional information.

As of June 30, 2017, we had working capital of $49.5 million primarily due to a current derivative asset balance of $53.3 million partially offset by the timing of accruals, which included accrued general and administrative expense of approximately $12.5 million, accrued capital expenditures of approximately $8.0 million, accrued lease operating expense of approximately $8.6 million and accrued interest payable of approximately $1.6 million.

Debt Agreements

Exit Credit Facility. On May 4, 2017, OLLC, as borrower, entered into the Exit Credit Facility with Wells Fargo Bank, National Association, as administrative agent. Pursuant to the Credit Agreement the lenders party thereto agreed to provide OLLC with a $1 billion exit senior secured reserve-based Exit Credit Facility. The borrowing base as of June 30, 2017, was approximately $487.5 million.

As of June 30, 2017, we did not have any required financial covenants. We believe we will be in compliance with all the financial and other covenants associated with our Exit Credit Facility that will commence with the fiscal quarter ending September 30, 2017.

As of June 30, 2017, we had approximately $69.5 million of available borrowings under our Exit Credit Facility, net of $2.5 million in letters of credit. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Exit Credit Facility.

Revolving Credit Facility. Our Predecessor was a party to a $2.0 billion revolving credit facility that was scheduled to mature in March 2018 and was guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

On the Effective Date of the Plan, the holders of claims under the Predecessor’s revolving credit facility received a full recovery and their pro rata share of the Exit Credit Facility.

Senior Notes. Prior to the Effective Date, the 2021 Senior Notes were fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which was co-issuer of the 2021 Senior Notes, and certain immaterial subsidiaries). The 2021 Senior Notes were scheduled to mature on May 1, 2021 with interest accruing at 7.625% per annum and payable semi-annually in arrears on May 1 and November 1 of each year.

Prior to the Effective Date, the 2022 Senior Notes were fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by all of our subsidiaries (other than Finance Corp., which is co-issuer of the 2022 Senior Notes, and certain immaterial subsidiaries). The 2022 Senior Notes were scheduled to mature on August 1, 2022 with interest accruing at 6.875% per annum and payable semi-annually in arrears on February 1 and August 1 of each year.

In connection with the bankruptcy filing, the Company did not record interest expense on the Notes during the post-petition period. On the Effective Date, the Notes were cancelled and Predecessor’s liability thereunder discharged and the holders of the Notes received their pro rata share of New Common Shares and their pro rata share of a $24.6 million cash distribution.

See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the period from May 5, 2017 through June 30, 2017, for the period from January 1, 2017 through May 4, 2017 and for the six months ended June 30, 2016 have been derived from our consolidated financial statements. For information regarding the individual components of our cash flow amounts, see the unaudited condensed statements of consolidated cash flows included under “Item 1. Financial Statements” of this quarterly report.

	Successor	Predecessor
	Period from	Period from
	May 5, 2017 through	January 1, 2017	Six Months Ended
	June 30, 2017	through May 4, 2017	June 30, 2016
	(In thousands)
Net cash provided by operating activities	$20,544	$117,937	$155,972
Net cash used in investing activities	(9,639)	(6,496)	(10,142)
Net cash used in financing activities	(20,094)	(106,674)	(146,429)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $117.9 million for the period from January 1, 2017 through May 4, 2017 and $20.5 million for the period from May 5, 2017 through June 30, 2017 compared to $156.0 million for the six months ended June 30, 2016. Production decreased 10.3 Bcfe (approximately 24%) and average realized sales price increased $1.62 per Mcfe period over period. During 2017, oil, natural gas and NGL revenues were $151.2 million, an increase of $22.8 million compared to 2016. Lease operating expenses were $54.4 million, a decrease of $10.6 million compared to 2016. Gathering, processing and transportation decreased to $14.9 million in 2017 from $18.0 million during 2016. Cash paid for interest for the period from January 1, 2017 through May 4, 2017 was $6.6 million and for the period from May 5, 2017 through June 30, 2017 was $1.8 million compared to $57.6 million for the six months ended June 30, 2016. Cash paid for reorganization items, net for the period from January 1, 2017 through May 4, 2017 was $12.0 million and for the period from May 5, 2017 through June 30, 2017 was $0.4 million with no comparable cost in 2016. Cash settlements received on expired commodity derivatives for the period from January 1, 2017 through May 4, 2017 were $15.9 million and for the period from May 5, 2017 through June 30, 2017 were $8.3 million compared to $146.8 million for the six months ended June 30, 2016. Cash settlements on terminated derivatives were $94.1 for the period from January 1, 2017 through May 4, 2017 and we did not have any cash settlement on terminated derivatives for the period from May 5, 2017 through June 30, 2017 compared to $39.3 million for the six months ended June 30, 2016.

Investing Activities. Net cash used in investing activities for the period from January 1, 2017 through May 4, 2017 was $6.5 million, of which $6.2 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the period from May 5, 2017 through June 30, 2017 was $9.6 million, of which $9.5 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the six months ended June 30, 2016 was $10.1 million, of which $36.6 million was used for additions to oil and natural gas properties and $7.3 million was used for additions to other property and equipment. These amounts were partially offset by $37.9 million of proceeds from sale of oil and natural gas properties in 2016. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $0.2 million for the period from January 1, 2017 through May 4, 2017 and were $0.1 million for the period from May 5, 2017 through June 30, 2017 compared to $4.2 million for the six months ended June 30, 2016.

Financing Activities. The Company had net repayments of $12.0 million under the Exit Credit Facility and made $8.2 million in payments to the holders of the Notes, $1.3 million in payments to the Predecessor common unitholders and received a $1.5 million contribution from management in accordance with the Plan for the period from May 5, 2017 through June 30, 2017. The Company had net repayments of $81.7 million under the Predecessor’s revolving credit facility, made $16.4 million in payments to the holders of the Notes in accordance with the Plan and paid $8.6 million in deferred financing costs for the period from January 1, 2017 through May 4, 2017. The Company had net repayments of $96.6 million under the Predecessor’s revolving credit facility for the six months ended June 30, 2016. Distributions to partners for the six months ended June 30, 2016 were $10.8 million.

During 2016, we repurchased an aggregate principal amount of approximately $84.2 million of the Notes for $40.5 million.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Unit/share-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;

•	Amortization of gain associated with terminated commodity derivatives;
•	Bad debt expense;
•	Restructuring related costs;
•	Reorganization items, net; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, research analysts and rating agencies, to assess:

•	our operating performance as compared to that of other companies and partnerships in our industry, without regard to financing methods, capital structure or historical cost basis;
•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and
•	the viability of projects and the overall rates of return on alternative investment opportunities.

In addition, management uses Adjusted EBITDA to evaluate actual cash flow available to develop existing reserves or acquire additional oil and natural gas properties.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1,	Six Months
	through	through	Ended	2017 through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
	(In thousands)
Net income (loss)	$(906)	$(74,578)	$(147,550)	$(90,955)	$(185,647)
Interest expense, net	3,797	1,843	32,143	10,243	64,695
Gain on extinguishment of debt	—	—	(41,664)	—	(41,664)
Income tax expense (benefit)	(592)	—	100	(91)	196
DD&A	8,351	9,835	44,413	37,717	88,842
Impairment of proved oil and gas properties	—	—	—	—	8,342
Accretion of AROs	1,027	912	2,712	3,407	5,419
(Gains) losses on commodity derivative instruments	(1,915)	(12,835)	124,580	(23,076)	72,835
Cash settlements received (paid) on expired commodity derivative instruments	8,284	5,069	67,638	15,895	147,859
(Gain) loss on sale of properties	—	—	(3,539)	—	(3,635)
Acquisition and divestiture related expenses	—	—	927	—	1,013
Share/Unit based compensation expense	526	2,542	2,731	3,667	5,299
Exploration costs	—	—	15	16	137
(Gain) loss on settlement of AROs	—	44	(52)	36	69
Bad debt expense	—	—	1,601	—	1,601
Restructuring related costs	—	—	—	7,548	—
Reorganization items, net	349	81,121	—	88,774	—
Other	—	15	—	57	—
Adjusted EBITDA	$18,921	$13,968	$84,055	$53,238	$165,361

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	Successor	Predecessor
	Period from	Period from		Period from
	May 5, 2017	April 1, 2017	Three Months	January 1,	Six Months
	through	through	Ended	2017 through	Ended
	June 30, 2017	May 4, 2017	June 30, 2016	May 4, 2017	June 30, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$20,544	$(7,828)	$78,966	$117,937	$155,972
Changes in working capital	(5,424)	3,325	14,341	(8,963)	(9,927)
Interest expense, net	3,797	1,843	32,143	10,243	64,695
Gain (loss) on interest rate swaps	—	—	(1,844)	—	(5,526)
Cash settlements paid on interest rate derivative instruments	—	—	513	—	1,043
Cash settlements received on terminated derivatives	—	—	(39,299)	(94,146)	(39,299)
Amortization of deferred financing fees	(346)	—	(1,348)	—	(2,550)
Accretion of senior notes discount	—	—	(596)	—	(1,201)
Acquisition and divestiture related expenses	—	—	927	—	1,013
Income tax expense (benefit) - current portion	—	—	36	(17)	67
Exploration costs	—	—	15	16	137
Plugging and abandonment cost	—	95	201	200	937
Restructuring related costs	—	—	—	7,548	—
Reorganization items, net	350	16,533	—	20,420	—
Adjusted EBITDA	$18,921	$13,968	$84,055	$53,238	$165,361

Contractual Obligations

The following is a summary of the Company’s commitments and contractual obligations as of June 30, 2017.

		Payment or Settlement due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(In thousands)
Exit Credit Facility (1)	$418,000	$—	$—	$418,000	$—
Estimated interest payments (2)	76,965	20,524	41,048	15,393	—
Asset retirement obligations (3)	97,231	563	378	—	96,290
CO2 minimum purchase commitment (4)	13,178	2,623	8,807	1,748	—
Operating leases (5)	17,838	6,238	5,177	3,637	2,786
Midstream services (6)	28,107	5,114	10,213	10,227	2,553
Total	$651,319	$35,062	$65,623	$449,005	$101,629

(1)	Represents the scheduled future maturities of principal amount outstanding for the periods indicated. Maturities are shown at original maturity dates assuming no acceleration.
(2)

Estimated interest payments are based on the principal amount outstanding under our Exit Credit Facility at June 30, 2017. In calculating these amounts, we applied the weighted-average interest rate for the period from May 5, 2017 through June 30, 2017 associated with such debt. Maturities are shown at original maturity dates assuming no acceleration.

(3)

Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our June 30, 2017 balance sheet. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our asset retirement obligations.

(4)	Represents a firm agreement to purchase CO2 volumes related to our Bairoil properties in Wyoming.
(5)	Primarily represents leases for offshore Southern California right-of-way use and office space, as well as equipment rentals.
(6)	Represents processing fees associated with a minimum volume commitment related to certain of our properties located in East Texas.

Off–Balance Sheet Arrangements

As of June 30, 2017, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Commodity Price Risk

Our major market risk exposure is in the prices that we receive for our oil, natural gas and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices we receive. It has been our practice to enter into fixed price swaps and costless collars only with lenders and their affiliates under our Predecessor’s revolving credit facility and our Exit Credit Facility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2017, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy allows for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. The Company did not have any interest rate swaps at June 30, 2017.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our Credit Agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2017, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $78.8 million against amounts outstanding under our Exit Credit Facility at June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 14, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, “Item 1. Financial Statements” in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors since those disclosed in our 2016 Form 10-K, except for the following:

Risks Related to Our Emergence from Bankruptcy

We recently emerged from bankruptcy, which may adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from bankruptcy may adversely affect our business and relationships with customers, vendors, royalty or working interest owners, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers, vendors or other contract counterparties may terminate their relationships with us or require additional financial assurances or enhanced performance from us;
•	our ability to renew existing contracts and compete for new business may be adversely affected;
•	our ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in our Predecessor’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

Our ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. Our ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or otherwise depart, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of our board of directors changed significantly. Upon emergence, our board of directors consists of seven directors, only two of whom, including William J. Scarff, our President and Chief Executive Officer, previously served on the board of directors of our Predecessor. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine our future. There is no guarantee that our new board of directors will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and our plans may differ materially from those of the past.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2017, in connection with its emergence from bankruptcy, the Company issued (i) 25,000,000 shares of common stock and (ii) 2,173,913 warrants to purchase 2,173,913 shares of common stock, in exchange for the cancellation of all of the Company’s outstanding indebtedness, limited partnership interests and options, warrants and other agreements to acquire its limited partnership interests. The Company relied on the exemption from registration provided by Section 1145 of the Bankruptcy Code.

The following table summarizes our repurchase activity during the quarterly period ended June 30, 2017:

			Total Number of	Approximate Dollar
			Shares/Units	Value of Shares/
	Total Number of	Average	Purchased	Units That May
	Shares/Units	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share/Unit	Announced Plans	Under the Plans
(In thousands)
Restricted Unit/Share Repurchases (1)
April 1, 2017 - April 30, 2017 (Predecessor)	—	$—	n/a	n/a
May 1, 2017 - May 4, 2017 (Predecessor)	88,549	$0.12	n/a	n/a
May 5, 2017 - May 31, 2017 (Successor)	—	$—	n/a	n/a
June 1, 2017 - June 30, 2017 (Successor)	—	$—	n/a	n/a

(1)

Restricted common units or shares of restricted common stock, as applicable, are generally net-settled by unitholders or shareholders, as applicable, to cover the required withholding tax upon vesting. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part 1, “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The information set forth in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under Part I, “Item 1. Financial Statements” of this quarterly report is incorporated into this item by reference.

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

Amplify Energy Corp.
(Registrant)

Date: August 9, 2017	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
2.1	—

Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on April 17, 2017).

3.1	—

Amended and Restated Certificate of Incorporation of Amplify Energy Corp. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

3.2	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.1#	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.2#	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.3#	—	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.4	—

Amended and Restated Credit Agreement, dated as of May 4, 2017, among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.5	—

Stockholders Agreement, dated as of May 4, 2017, between the Company and certain Stockholders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.6	—

Registration Rights Agreement, dated as of May 4, 2017, between the Company and certain Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.7	—

Warrant Agreement between Amplify Energy Corp., as Issuer, and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated as of May 4, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.8#	—	Form of Amendment to the Change of Control Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.9#	—

Form of Amendment to the Management Incentive Plan Severance Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.10#	—	Amplify Energy Corp. Amended and Restated Key Employee Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.11#	—

Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

10.12#	—

Form of Restricted Stock Unit Award Agreement under the Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number		Description
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
#	Management contract or compensatory plan or arrangement.