Form 10-Q
period 2017-09-30
Amplify Energy Corp
filed 2017-11-07
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

As of November 3, 2017, the registrant had 25,000,000 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP.

Table of Contents

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	3
	Cautionary Note Regarding Forward-Looking Statements	4

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 (Successor Period) and December 31, 2016 (Predecessor Period)	7
	Unaudited Condensed Statements of Consolidated Operations for the Three Months ended September 30, 2017 (Successor Period), for the period from May 5, 2017 through September 30, 2017 (Successor Period), the period from January 1, 2017 through May 4, 2017 (Predecessor Period), and the Three and Nine Months Ended September 30, 2016 (Predecessor Period)	8
	Unaudited Condensed Statements of Consolidated Cash Flows for the period from May 5, 2017 through September 30, 2017 (Successor Period), the period from January 1, 2017 through May 4, 2017 (Predecessor Period) and the Nine Months Ended September 30, 2016 (Predecessor Period)	10
	Unaudited Condensed Statements of Consolidated Equity for the period from May 5, 2017 through September 30, 2017 (Successor Period) and the period from January 1, 2017 through May 4, 2017 (Predecessor Period)	11
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Emergence from Voluntary Reorganization under Chapter 11	13
	Note 3 – Fresh Start Accounting	14
	Note 4 – Summary of Significant Accounting Policies	18
	Note 5 – Acquisitions and Divestitures	20
	Note 6 – Fair Value Measurements of Financial Instruments	21
	Note 7 – Risk Management and Derivative Instruments	22
	Note 8 – Asset Retirement Obligations	24
	Note 9 – Debt	25
	Note 10 – Equity (Deficit)	26
	Note 11 – Earnings per Share/Unit	28
	Note 12 – Long-Term Incentive Plans	28
	Note 13 – Related Party Transactions	31
	Note 14 – Commitments and Contingencies	32
	Note 15 – Income Taxes	33
	Note 16 – Subsequent Events	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

Signatures		50

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
•

“Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto, which was dissolved following the effective date of the Plan (as defined in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, “Item 1. Financial Statements”);

•	“Memorial Resource” refers collectively to Memorial Resource Development Corp., the former owner of the Predecessor’s general partner, and its subsidiaries;
•	“Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively controlled MRD Holdco LLC;
•	“MRD Holdco” refers to MRD Holdco LLC, which together with a group, controlled Memorial Resource; and
•	“NGP” refers to Natural Gas Partners.

CAUTIONARY NOTE REGARDING FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategies;
•	acquisition and disposition strategy;
•	cash flows and liquidity;
•	financial strategy;
•	ability to replace the reserves we produce through drilling;
•	drilling locations;
•	oil and natural gas reserves;
•	technology;
•	realized oil, natural gas and NGL prices;
•	production volumes;
•	lease operating expense;
•	gathering, processing, and transportation;
•	general and administrative expense;
•	future operating results;
•	ability to procure drilling and production equipment;
•	ability to procure oil field labor;
•	planned capital expenditures and the availability of capital resources to fund capital expenditures;
•	ability to access capital markets;
•	marketing of oil, natural gas and NGLs;
•	acts of God, fires, earthquakes, storms, floods, other adverse weather conditions, war, acts of terrorism, military operations, or national emergency;
•	expectations regarding general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	expectations regarding governmental regulation and taxation;
•	expectations regarding developments in oil-producing and natural-gas producing countries; and
•	plans, objectives, expectations and intentions.

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our results of evaluation and implementation of strategic alternatives;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing, or otherwise;
•	our indebtedness and our ability to satisfy our debt obligations and a potential inability to effect deleveraging transactions or otherwise reduce those risks;
•	risks related to a redetermination of the borrowing base under our Exit Credit Facility;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 10, 2017 (“2016 Form 10-K”), “Part II—Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 9, 2017 (“Second Quarter Form 10-Q”), “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares/units)

	Successor	Predecessor
	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,859	$15,373
Accounts receivable	32,378	34,584
Short-term derivative instruments	41,376	69,464
Prepaid expenses and other current assets	6,383	13,163
Total current assets	94,996	132,584
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	591,735	3,115,012
Support equipment and facilities	100,063	199,093
Other	6,055	15,344
Accumulated depreciation, depletion and impairment	(21,818)	(1,749,747)
Property and equipment, net	676,035	1,579,702
Long-term derivative instruments	10,419	102,630
Restricted investments	156,752	156,234
Deferred tax asset	3,631	—
Other long-term assets	9,518	2,104
Total assets	$951,351	$1,973,254

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,303	$4,353
Revenues payable	23,403	21,285
Accrued liabilities (see Note 4)	32,293	65,235
Current portion of long-term debt (see Note 9)	—	1,622,904
Total current liabilities	66,999	1,713,777
Long-term debt (see Note 9)	403,000	—
Asset retirement obligations	97,876	154,913
Long-term derivative instruments	244	—
Deferred tax liabilities	—	2,280
Other long-term liabilities	—	2,795
Total liabilities	568,119	1,873,765
Commitments and contingencies (see Note 14)
Stockholders'/ partners' equity:
Successor preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Successor warrants, 2,173,913 warrants issued and outstanding at September 30, 2017 and no warrants issued or outstanding at December 31, 2016	4,788	—
Successor common stock, $0.0001 par value: 300,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2017 and no shares authorized or issued at December 31, 2016	3	—
Successor additional paid-in capital	386,883	—
Successor accumulated earnings (deficit)	(8,442)	—
Predecessor common units, no units issued or outstanding at September 30, 2017 and 83,827,920 units issued and outstanding at December 31, 2016	—	99,489
Total stockholders'/partners' equity	383,232	99,489
Total liabilities and equity	$951,351	$1,973,254

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per shares/unit amounts)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Revenues:
Oil and natural gas sales	$75,534	$74,222
Other revenues	55	—
Total revenues	75,589	74,222

Costs and expenses:
Lease operating expense	29,119	31,575
Gathering, processing, and transportation	7,077	8,519
Exploration	4	12
Taxes other than income	4,214	3,945
Depreciation, depletion, and amortization	13,467	43,219
Impairment of proved oil and natural gas properties	—	—
General and administrative expense	11,097	12,605
Accretion of asset retirement obligations	1,665	2,383
(Gain) loss on commodity derivative instruments	14,217	(21,938)
(Gain) loss on sale of properties	—	60
Other, net	772	178
Total costs and expenses	81,632	80,558
Operating income (loss)	(6,043)	(6,336)
Other income (expense):
Interest expense, net	(5,808)	(27,209)
Other income (expense)	—	6
Gain on extinguishment of debt	—	673
Total other income (expense)	(5,808)	(26,530)
Income (loss) before reorganization items, net and income taxes	(11,851)	(32,866)
Reorganization items, net	(33)	—
Income tax benefit (expense)	4,348	—
Net income (loss)	(7,536)	(32,866)
Net income (loss) attributable to Successor/Predecessor	$(7,536)	$(32,866)

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$(7,536)	$(32,866)
Net (income) loss allocated to Predecessor's general partner	—	—
Net (income) allocated to participating restricted stockholders	—	—
Net income (loss) available to common stockholders/limited partners	$(7,536)	$(32,866)

Earnings per share/unit: (See Note 11)
Basic and diluted earnings per share/unit	$(0.30)	$(0.39)
Weighted average common shares/units outstanding:
Basic and diluted	25,000	83,621

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per shares/unit amounts)

	Successor	Predecessor
	Period from
	May 5, 2017	Period from	Nine Months
	through	January 1,	Ended
	September 30,	2017 through	September 30,
	2017	May 4, 2017	2016
Revenues:
Oil and natural gas sales	$117,762	$108,970	$202,625
Other revenues	222	231	529
Total revenues	117,984	109,201	203,154

Costs and expenses:
Lease operating expense	47,961	35,568	96,625
Gathering, processing, and transportation	11,191	10,772	26,551
Exploration	11	21	149
Taxes other than income	6,147	5,187	11,438
Depreciation, depletion, and amortization	21,818	37,717	132,061
Impairment of proved oil and natural gas properties	—	—	8,342
General and administrative expense	18,479	31,606	41,375
Accretion of asset retirement obligations	2,692	3,407	7,802
(Gain) loss on commodity derivative instruments	12,302	(23,076)	50,897
(Gain) loss on sale of properties	—	—	(3,575)
Other, net	772	36	245
Total costs and expenses	121,373	101,238	371,910
Operating income (loss)	(3,389)	7,963	(168,756)
Other income (expense):
Interest expense, net	(9,605)	(10,243)	(91,904)
Other income (expense)	(6)	8	6
Gain on extinguishment of debt	—	—	42,337
Total other income (expense)	(9,611)	(10,235)	(49,561)
Income (loss) before reorganization items, net and income taxes	(13,000)	(2,272)	(218,317)
Reorganization items, net	(382)	(88,774)	—
Income tax benefit (expense)	4,940	91	(196)
Net income (loss)	(8,442)	(90,955)	(218,513)
Net income (loss) attributable to Successor/Predecessor	$(8,442)	$(90,955)	$(218,513)

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$(8,442)	$(90,955)	$(218,513)
Net (income) loss allocated to Predecessor's general partner	—	—	168
Net (income) allocated to participating restricted stockholders	—	—	—
Net income (loss) available to common stockholders/limited partners	$(8,442)	$(90,955)	$(218,345)

Earnings per share/unit: (See Note 11)
Basic and diluted earnings per share/unit	$(0.34)	$(1.09)	$(2.62)
Weighted average common shares/units outstanding:
Basic and diluted	25,000	83,807	83,189

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	Successor	Predecessor
	Period from	Period from
	May 5, 2017	January 1, 2017	Nine Months
	through	through	Ended
	September 30, 2017	May 4, 2017	September 30, 2016
Cash flows from operating activities:
Net income (loss)	$(8,442)	$(90,955)	$(218,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	21,818	37,717	132,061
Impairment of proved oil and natural gas properties	—	—	8,342
(Gain) loss on derivative instruments	12,302	(23,076)	54,991
Cash settlements (paid) received on expired derivative instruments	21,277	15,895	183,221
Cash settlements (paid) on terminated derivatives	—	94,146	39,299
Bad debt expense	—	—	1,601
Deferred income tax expense (benefit)	(5,837)	(74)	129
Amortization of deferred financing costs	916	—	3,862
Accretion of senior notes discount	—	—	1,769
Gain on extinguishment of debt	—	—	(42,337)
Accretion of asset retirement obligations	2,692	3,407	7,802
Gain on sale of properties	—	—	(3,575)
Share/unit-based compensation (see Note 12)	1,543	3,667	7,370
Settlement of asset retirement obligations	(174)	(164)	(1,099)
Reorganization items, net	—	68,356	—
Other	—	56	—
Changes in operating assets and liabilities:
Accounts receivable	1,182	1,024	20,873
Prepaid expenses and other assets	5,683	735	(833)
Payables and accrued liabilities	(2,570)	15,030	931
Restricted cash	7,561	(7,561)	—
Other	(77)	(266)	3,253
Net cash provided by operating activities	57,874	117,937	199,147
Cash flows from investing activities:
Additions to oil and gas properties	(27,661)	(6,211)	(50,534)
Additions to other property and equipment	(48)	(76)	(7,611)
Additions to restricted investments	(310)	(209)	(5,642)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	—	—	54,724
Net cash used in investing activities	(28,019)	(6,496)	(9,063)
Cash flows from financing activities:
Advances on revolving credit facilities	—	16,600	144,000
Payments on revolving credit facilities	(27,000)	(98,252)	(266,000)
Deferred financing costs	(184)	(8,575)	(1,350)
Payment to holders of the Notes	(8,193)	(16,446)	—
Payment to Predecessor common unitholders	(1,250)	—	—
Contribution from management	1,500	—	—
Repurchase of senior notes	—	—	(41,261)
Contributions related to sale of assets to NGP affiliate	—	—	26
Transfer of operating subsidiary from Memorial Resource	—	—	2,363
Proceeds from the issuance of Predecessor common units	—	—	2,385
Costs incurred in conjunction with issuance of Predecessor common units	—	—	(312)
Distributions to partners	—	—	(13,300)
Acquisition of Predecessor's general partner (see Note 1)	—	—	(750)
Acquisition of incentive distribution rights from NGP (see Note 1)	—	—	(50)
Restricted units returned to plan	—	(10)	(589)
Other	(9)	9	—
Net cash used in financing activities	(35,136)	(106,674)	(174,838)
Net change in cash and cash equivalents	(5,281)	4,767	15,246
Cash and cash equivalents, beginning of period	20,140	15,373	599
Cash and cash equivalents, end of period	$14,859	$20,140	$15,845

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (PREDECESSOR)

(In thousands)

Predecessor Partner's Equity
Limited Partners Common Units
Balance at December 31, 2016 (Predecessor)	$99,489
Net income (loss)	(90,955)
Cancellation and amortization of unit-based awards	3,713
Restricted units repurchased and other	(2)
Issuance of common stock to Predecessor common unitholders	(7,707)
Issuance of warrants to Predecessor common unitholders	(4,788)
Contribution from management	1,500
Settlement with Predecessor common unitholders	(1,250)
Balance at May 4, 2017 (Predecessor)	—

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (SUCCESSOR)

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Issuance of Successor common stock to holders of the Notes	$3	$—	$377,642	$—	$377,645
Issuance of Successor warrants to Predecessor common unitholders	—	4,788	—	—	4,788
Issuance of Successor common stock to Predecessor common unitholders	—	—	7,707	—	7,707
Balance at May 5, 2017 (Successor)	3	4,788	385,349	—	390,140
Net income (loss)	—	—	—	(8,442)	(8,442)
Share-based compensation expense	—	—	1,543	—	1,543
Other	—	—	(9)	—	(9)
Balance at September 30, 2017 (Successor)	$3	$4,788	$386,883	$(8,442)	$383,232

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

Unless the context requires otherwise, references to: (i) our “Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, our Predecessor’s general partner, which was dissolved following the effective date of the Plan; (ii) “Memorial Resource” refers collectively to Memorial Resource Development Corp., the former owner of our Predecessor’s general partner, and its subsidiaries; (iii) the “Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively controlled MRD Holdco LLC; (iv) “OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly owned subsidiary through which we operate our properties; (v) “Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto and which was dissolved following the effective date of the Plan; and (vi) “NGP” refers to Natural Gas Partners.

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

On May 4, 2017 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession from January 16, 2017 through May 4, 2017. As such, certain aspects of the Chapter 11 proceedings and related matters are described below in order to provide context to the Company’s financial condition and results of operations for the period presented.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	Successor		Predecessor
	Three Months	Period from	Period from
	Ended	May 5, 2017	January 1,
	September 30,	through	2017 through
	2017	September 30, 2017	May 4, 2017
Gain on settlement of liabilities subject to compromise	$—	$—	$758,764
Fresh start valuation adjustments	—	—	(827,120)
Professional fees	—	(349)	(19,824)
Other	(33)	(33)	(594)
Reorganization items, net	$(33)	$(382)	$(88,774)

Note 4. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2016 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2017	2016
Accrued capital expenditures	$10,513	$1,826
Accrued lease operating expense	8,880	10,411
Accrued general and administrative expense	5,561	3,040
Accrued ad valorem tax	3,086	977
Accrued interest payable	1,343	46,417
Asset retirement obligation	941	789
Current income tax liability	896	—
Other	1,073	1,775
Accrued liabilities	$32,293	$65,235

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	Successor	Predecessor
	Period from	Period from	Nine Months
	May 5, 2017	January 1, 2017	Ended
	through	through	September 30,
	September 30, 2017	May 4, 2017	2016
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$7,039	$6,598	$80,446
Cash paid for reorganization items, net	7,333	11,999	—
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	12,636	3,173	(488)
(Increase) decrease in accounts receivable/payable related to divestitures	—	—	856
Asset retirement obligation removal related to divestitures	—	—	(19,591)

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is the lessee under various agreements for office space, compressors, equipment, and surface rentals that are currently accounted for as operating leases. As a result, these new rules will increase reported assets and liabilities. The Company will not early adopt this standard. The Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. The Company is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The quantitative impacts of the new standard are dependent on the leases in place at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

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

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

Successor	Predecessor	Successor	Predecessor
		Period from	Period from
Three Months	Three Months	May 5, 2017	January 1, 2017	Nine Months
Ended	Ended	through	through	Ended
September 30, 2017	September 30, 2016	September 30, 2017	May 4, 2017	September 30, 2016
$238	$416	$238	$—	$1,429

Acquisitions and Divestitures

There were no material acquisitions or divestitures during the period from January 1, 2017 through May 4, 2017 or during the period from May 5, 2017 through September 30, 2017.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and Rockies Divestiture, which is included in the accompanying Unaudited Condensed Statements of Consolidated Operations of the Company, is as follows (in thousands):

	Predecessor
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Permian Divestiture	$(40)	$4,792
Rockies Divestiture	445	(7,175)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2017 and December 31, 2016. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 9 for the estimated fair value of our outstanding debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 for each of the fair value hierarchy levels:

	Successor
	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$59,979	$—	$59,979

Liabilities:
Commodity derivatives	$—	$8,428	$—	$8,428

	Predecessor
	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$189,851	$—	$189,851

Liabilities:
Commodity derivatives	$—	$17,757	$—	$17,757

See Note 7 for additional information regarding our derivative instruments.

AMPLIFY ENERGY CORP.

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

•

No impairments were recognized during the period from May 5, 2017 through September 30, 2017 or during the period from January 1, 2017 through May 4, 2017. During the nine months ended September 30, 2016, we recognized approximately $8.3 million of impairments related to certain properties located in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices. As a result of the impairments, the carrying value of these properties was reduced to approximately $11.0 million.

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

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, including interest rate swaps, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2017, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $51.8 million against amounts outstanding under our Exit Credit Facility at September 30, 2017. See Note 9 for additional information regarding our Exit Credit Facility.

Commodity Derivatives

We may use a combination of commodity derivatives (e.g., floating-for-fixed swaps, put options, and costless collars) to manage exposure to commodity price volatility. We recognize all derivative instruments at fair value.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, in connection with our restructuring efforts, we monetized $94.1 million in commodity hedges and used a portion of the proceeds to reduce the amounts outstanding under our Predecessor’s revolving credit facility and kept the remaining portion as cash on hand for general partnership purposes.

During the nine months ended September 30, 2016, we terminated certain “in-the-money” oil and NGL derivatives settling in 2016 and certain oil basis swaps settling in 2016 and 2017. We received cash settlements of approximately $39.3 million from the termination of these oil and NGL derivatives.

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI, or ICE Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At September 30, 2017, we had the following open commodity positions:

	Remaining
	2017	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,295,000	1,102,000	300,000
Weighted-average fixed price	$3.96	$3.91	$2.91

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	129,000	122,000	50,000
Weighted-average fixed price	$71.44	$75.69	$50.20

Collar contracts:
Average monthly volume (Bbls)	10,000	—	—
Weighted-average floor price	$45.00	$—	$—
Weighted-average ceiling price	$54.50	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	78,400	65,700	—
Weighted-average fixed price	$30.29	$24.13	$—

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates, such as those in our credit agreement, to fixed interest rates. The Company did not have any interest rate swaps at September 30, 2017.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2017 and December 31, 2016. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Successor		Predecessor
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2017	2017	2016	2016
		(In thousands)
Commodity contracts		$48,435	$7,059	$86,335	$16,871
Gross fair value		48,435	7,059	86,335	16,871
Netting arrangements		(7,059)	(7,059)	(16,871)	(16,871)
Net recorded fair value	Short-term derivative instruments	$41,376	$—	$69,464	$—

Commodity contracts		$11,544	$1,369	$103,515	$885
Gross fair value		11,544	1,369	103,515	885
Netting arrangements		(1,125)	(1,125)	(885)	(885)
Net recorded fair value	Long-term derivative instruments	$10,419	$244	$102,630	$—

AMPLIFY ENERGY CORP.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Period from	Period from	Nine Months
	Ended	Ended	May 5, 2017	January 1, 2017	Ended
	September 30,	September 30,	through	through	September 30,
	2017	2016	September 30, 2017	May 4, 2017	2016
(Gain) loss on commodity derivative instruments	$14,217	$(21,938)	$12,302	$(23,076)	$50,897
Interest expense, net	—	(1,432)	—	—	4,094

Note 8. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the period from January 1, 2017 through May 4, 2017 and for the period from May 5, 2017 through September 30, 2017 (in thousands):

Asset retirement obligations at beginning of period (Predecessor)	$155,702
Liabilities added from acquisitions or drilling	6
Liabilities settled	(164)
Accretion expense	3,407
Revision of estimates	104
Asset retirement obligations at May 4, 2017 (Predecessor)	$159,055
Fresh start adjustments (1)	(62,928)
Asset retirement obligations at May 5, 2017 (Successor)	$96,127
Liabilities added from acquisition or drilling	145
Liabilities settled	(174)
Accretion expense	2,692
Revision of estimates	27
Asset retirement obligation at end of period (Successor)	98,817
Less: Current Portion	(941)
Asset retirement obligations - long-term portion (Successor)	$97,876

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt

The following table presents our consolidated debt obligations at the dates indicated:

	Successor	Predecessor
	September 30,	December 31,
	2017	2016
	(In thousands)
Successor $1.0 billion Exit Credit Facility, variable-rate, due March 2021 (1)	$403,000	$—
Predecessor $2.0 billion revolving credit facility, variable-rate, due March 2018 (1)	—	511,652
2021 Senior Notes, fixed-rate, due May 2021 (2) (4)	—	646,287
2022 Senior Notes, fixed-rate, due August 2022 (3) (4)	—	464,965
Total debt	403,000	1,622,904
Less: current portion of long-term debt (5)	—	(1,622,904)
Long-term debt	$403,000	$—

(1)	The carrying amount of our Predecessor’s revolving credit facility and Successor Exit Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.
(2)	The estimated fair value of our 2021 Senior Notes was $314.3 million at December 31, 2016.
(3)	The estimated fair value of our 2022 Senior Notes was $223.2 million at December 31, 2016.
(4)	The estimated fair value is based on quoted market prices and is classified as Level 2 within the fair value hierarchy.
(5)

Due to the existing and anticipated financial covenant violations as of December 31, 2016, the borrowings under the Predecessor’s revolving credit facility and the Notes were classified as current at December 31, 2016. There were no existing or anticipated financial covenant violations as of September 30, 2017.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our borrowing base is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of September 30, 2017 was approximately $480.0 million.

Unamortized deferred financing costs associated with our Exit Credit Facility was $7.8 million at September 30, 2017. The unamortized deferred financing costs are amortized over the remaining life of our Exit Credit Facility.

Letters of Credit

At September 30, 2017, we had $2.5 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

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

The Company’s voluntary petitions as described in Note 2 constituted an event of default that accelerated the obligations under the Notes. For the period from January 17, 2017 through May 4, 2017 our contractual interest that was not recorded on the Notes was approximately $24.2 million.

During the three and nine months ended September 30, 2016, our Predecessor repurchased on the open market approximately $1.5 million and $53.7 million, respectively, of its 2021 Senior Notes. During the nine months ended September 30, 2016, the Company repurchased on the open market approximately $32.0 million of its 2022 Senior Notes. In connection with the repurchases, our Predecessor paid approximately $0.8 million and $41.3 million for the three and nine months ended September 30, 2016, respectively. We recorded a gain on extinguishment of debt of approximately $0.7 million and $42.3 million for the three and nine months ended September 30, 2016, respectively.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Period from	Period from	Nine Months
	Ended	Ended	May 5, 2017	January 1, 2017	Ended
	September 30,	September 30,	through	through	September 30,
	2017	2016	September 30, 2017	May 4, 2017	2016
Successor Exit Credit Facility	4.86%	n/a	5.01%	n/a	n/a
Predecessor's revolving credit facility	n/a	3.57%	n/a	4.04%	3.11%

Note 10. Equity (Deficit)

Issuance of Common Stock and Cancellation of Units

In accordance with the Plan, on the Effective Date:

•	the Company issued 25,000,000 New Common Shares and Warrants to purchase up to 2,173,913 shares of its common stock;
•	the Predecessor common units were cancelled; and

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	each Predecessor common unitholder received its pro rata share of: (i) 2% of the New Common Shares, (ii) the Warrants, and (iii) cash in an aggregate amount of approximately $1.3 million.

On the Effective Date, there were 25,000,000 New Common Shares issued and outstanding.

The following table summarizes the changes in the number of outstanding common units and shares of common stock:

Common Units/Shares
Balance, December 31, 2016 (Predecessor)	83,827,920
Restricted common units issued	—
Restricted common units forfeited	(12,952)
Restricted common units repurchased (1)	(14,681)
Balance, May 4, 2017 (Predecessor)	83,800,287
Cancellation of Predecessor common units	(83,800,287)
Balance, May 4, 2017 (Predecessor)	—
Issuance of Successor common stock	25,000,000
Balance, May 5, 2017 (Successor)	25,000,000
Issuance of Successor common stock	—
Balance, September 30, 2017 (Successor)	25,000,000

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

The fair values for the warrants upon issuance on the Effective Date have been estimated using the Black-Scholes option pricing model using the following assumptions:

Warrants Issued in
Successor Period
Risk-free interest rate	2.06%
Dividend yield	—
Expected life (in years)	5.0
Expected volatility	50.0%
Strike Price	$42.60
Calculated fair value	$2.20

Predecessor “At-the-Market” Equity Program

On May 25, 2016, our Predecessor entered into an equity distribution agreement for the sale of up to $60.0 million of common units under an at-the-market offering program (the “ATM Program”). Sales of common units, were made under the ATM Program by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Market at market prices, or as otherwise agreed to between the Predecessor and a sales agent.

During the three and nine months ended September 30, 2016, our Predecessor sold 355,789 and 1,178,102 common units, respectively, under the ATM Program. The sale of the common units generated proceeds of approximately $0.5 million and $2.1 million for the three and nine months ended September 30, 2016, which was net of approximately $0.2 million and $0.3 million in fees, respectively. Our Predecessor used the net proceeds from the sale of common units to repurchase senior notes.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Earnings per Share/Unit

The following sets forth the calculation of earnings (loss) per share/unit, or EPS/EPU, for the periods indicated (in thousands, except per share/unit amounts):

	Successor	Predecessor	Successor	Predecessor
			Period from
	Three Months	Three Months	May 5, 2017	Period from	Nine Months
	Ended	Ended	through	January 1,	Ended
	September 30,	September 30,	September 30,	2017 through	September 30,
	2017	2016	2017	May 4, 2017	2016
Net income (loss) attributable to Successor/Predecessor	$(7,536)	$(32,866)	$(8,442)	$(90,955)	$(218,513)
Less: predecessor's general partner's 0.1% interest in net income (loss) (1)	—	—	—	—	(168)
Net (income) allocated to participating restricted stockholders	—	—	—	—	—
Net income (loss) available to common stockholders/limited partners	$(7,536)	$(32,866)	$(8,442)	$(90,955)	$(218,345)

Common shares/units:
Common shares/units outstanding — basic	25,000	83,621	25,000	83,807	83,189
Dilutive effect of potential common shares/units	—	—	—	—	—
Common shares/units outstanding — diluted	25,000	83,621	25,000	83,807	83,189

Net earnings per share/unit:
Basic	$(0.30)	$(0.39)	$(0.34)	$(1.09)	$(2.62)
Diluted	$(0.30)	$(0.39)	$(0.34)	$(1.09)	$(2.62)
Antidilutive stock options (2)	517	—	517	—	—
Antidilutive warrants (3)	2,174	—	2,174	—	—

(1)

As a result of repurchases under the December 2014 repurchase program, our Predecessor’s general partner had an approximate average 0.105% interest in us prior to the MEMP GP Acquisition for the nine months ended September 30, 2016.

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

On May 4, 2017, the board of directors approved grants of restricted stock unit awards and restricted stock options (collectively, the “Emergence Awards”) to certain of the Company’s employees, including the Company’s executive officers. The board granted 614,754 restricted stock units and 614,754 restricted stock options under the MIP on the Effective Date.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units

The restricted stock units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $7.9 million at September 30, 2017. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.6 years.

The following table summarizes information regarding the restricted stock unit awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted stock units outstanding at May 5, 2017 (Successor)	614,754	$13.77
Granted (2)	149,410	$13.62
Forfeited	(99,232)	$13.77
Vested	—	$—
Restricted stock units outstanding at September 30, 2017 (Successor)	664,932	$13.74

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)

The aggregate grant date fair value of restricted stock units issued during the nine months ended September 30, 2017 was $2.0 million based on a grant date market price ranging from $10.00 to $13.77 per unit.

Restricted Stock Options

The fair value for restricted stock options granted during the three months ended June 30, 2017 have been estimated using the Black-Scholes option pricing model using the following assumptions:

Awards Issued in
Successor Period
Risk-free interest rate	2.06%
Dividend yield	—
Expected life (in years)	6.0
Expected volatility	50.0%
Strike Price	$21.58
Calculated fair value per stock option	$5.01

The restricted stock options granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock option awards was $2.2 million at September 30, 2017. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.6 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the restricted stock option awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted stock options outstanding at May 4, 2017 (Successor)	614,754	$5.01
Granted	1,876	$5.01
Forfeited	(99,232)	$5.01
Vested	—	$—
Restricted stock options outstanding at September 30, 2017 (Successor)	517,398	$5.01

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

Predecessor Phantom Units

The following table summarizes information regarding the Predecessor’s phantom unit awards granted under the LTIP:

Number of
Units
Phantom units outstanding at December 31, 2016 (Predecessor)	5,980,693
Granted	—
Forfeited	(132,347)
Vested	(155,601)
Phantom units outstanding at May 4, 2017 (Predecessor)	5,692,745
Cancelled	(5,692,745)
Phantom units outstanding at September 30, 2017 (Successor)	—

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP and LTIP awards that are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Period from	Period from	Nine Months
	Ended	Ended	May 5, 2017	January 1, 2017	Ended
	September 30,	September 30,	through	through	September 30,
	2017	2016	September 30, 2017	May 4, 2017	2016
Equity classified awards
Restricted stock units (Successor)	$764	$—	$1,190	$—	$—
Restricted stock options (Successor)	252	—	353	—	—
Restricted common units (Predecessor)	—	1,135	—	3,713	6,134
Liability classified awards
Phantom units (Predecessor)	—	1,189	—	(46)	1,413
	$1,016	$2,324	$1,543	$3,667	$7,547

Note 13. Related Party Transactions

On June 1, 2016, Memorial Resource and certain affiliates of NGP became unaffiliated entities after we closed the MEMP GP Acquisition, as discussed in Note 1.

NGP Affiliated Companies

During the nine months ended September 30, 2016, our Predecessor paid less than $0.1 million to Multi-Shot, LLC, an NGP affiliate company, for services related to our drilling and completion activities.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

Memorial Resource provided management, administrative and operating services to the Predecessor and our Predecessor’s general partner pursuant to our Predecessor’s Omnibus Agreement. Upon completion of the MEMP GP Acquisition, the Predecessor’s Omnibus Agreement was terminated and the Company entered into a transition services agreement with Memorial Resource. The following table summarizes the amount of general and administrative expense recognized under the Predecessor’s Omnibus Agreement that are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

Predecessor
Three Months Ended	Nine Months Ended
September 30,	September 30,
2016	2016
$—	$11,867

Transition Services Agreement

On June 1, 2016, we closed the MEMP GP Acquisition. Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities. We terminated our Predecessor’s Omnibus Agreement as noted above and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. The Company did not incur any costs under the transition services agreement for the period from May 5, 2017 through September 30, 2017 or for the period from January 1, 2017 through May 4, 2017. During the three and nine months ended September 30, 2016, we recorded $0.9 million and $1.4 million, respectively, of general and administrative expense related to the transition services agreement with Memorial Resource.

Note 14. Commitments and Contingencies

Litigation and Environmental

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. On January 13, 2017, the Company received a letter from the Environmental Protection Agency (“EPA”) concerning potential violations of the Clean Air Act (“CAA”) section 112(r) associated with our Bairoil complex in Wyoming. The Company met with the EPA on February 16, 2017 to present relevant information related to the allegations. On September 12, 2017, the EPA filed an Administrative Compliance Order on Consent for which the Company must bring all outstanding issues to closure no later than June 30, 2018. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from any EPA actions relating to the alleged violations and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company’s financial position, results of operations or cash flows. Other than the Chapter 11 proceedings and the alleged CAA violations discussed herein, based on facts currently available, we are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At September 30, 2017 and December 31, 2016, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Rise Energy Operating, LLC, a wholly owned subsidiary, assumed an obligation under a trust agreement with the BOEM for the decommissioning of the offshore production facilities in connection with its 2009 acquisition of our Beta properties in offshore Southern California. The trust account had the required minimum balance of $152.0 million as of September 30, 2017 and December 31, 2016. The held-to-maturity investments held in the trust account at September 30, 2017 for the U.S. Bank money market cash equivalent was $152.2 million.

In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated costs of decommissioning may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until 2018.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s income tax benefit/(expense) was $4.3 million, $4.9 million, $0.1 million, $0.0 million and $(0.2) million for the three months ended September 30, 2017, the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017, the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively. The Company’s effective tax rate was 35.6%, 36.1%, 0.1%, 0.0% and (0.1%) for the three months ended September 30, 2017, the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017, the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively. The effective tax rate for the three months ended September 30, 2017 and the period from May 5, 2017 through September 30, 2017 is different from the statutory U.S. federal income tax rate due to the impact of state taxes, disallowed expenses and changes in the rate applied to historical balances. The effective tax rate for the period from January 1, 2017 through May 4, 2017, and the three and nine months ended September 30, 2016 is different from the statutory U.S. federal income tax rate primarily due to the Predecessor not being subject to U.S. federal income tax. Deferred tax benefit/(expense) of less than ($0.1) million and $0.1 million was recorded in income tax benefit for the Company’s change from a limited partnership to a corporation for the three months ended September 30, 2017 and the period from May 5, 2017 through September 30, 2017, respectively.

Note 16. Subsequent Events

Third-Party Midstream Transaction

In October 2017, the Company received approximately $15.5 million in connection with the sale of a third-party midstream entity with whom the Company’s natural gas gathering and processing agreements entitled Amplify Energy to a percentage of the proceeds in the event of a sale.

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

Recent Developments

Divestiture Processes

In October 2017, the Company launched divestiture processes for the Company’s East Texas assets and Rockies CO2 assets in Wyoming. Additionally, the Company continues to market its South Texas conventional and Eagle Ford assets.

Third-Party Midstream Transaction

In October 2017, the Company received approximately $15.5 million in connection with the sale of a third-party midstream entity with whom the Company’s natural gas gathering and processing agreements entitled Amplify Energy to a percentage of the proceeds in the event of a sale.

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

Business Environment and Operational Focus

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including: (i) production volumes; (ii) realized prices on the sale of our production; (iii) cash settlements on our commodity derivatives; (iv) lease operating expense; (v) gathering, processing and transportation; (vi) general and administrative expense; and (vii) Adjusted EBITDA (defined below).

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

Principal Components of Cost Structure

•

Lease operating expense. These are the day-to-day costs incurred to maintain production of our natural gas, NGLs and oil. Such costs include utilities, direct labor, water injection and disposal, the cost of CO2 injection, materials and supplies, compression, repairs and workover expenses. Cost levels for these expenses can vary based on supply and demand for oilfield services and activities performed during a specific period.

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

Results of Operations

The results of operations for the three months ended September 30, 2017, for the period from May 5, 2017 through September 30, 2017, for the period from January 1, 2017 through May 4, 2017 and for the three and nine months ended September 30, 2016 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated (in thousands).

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Oil and natural gas sales	$75,534	$74,222
Lease operating expense	29,119	31,575
Gathering, processing and transportation	7,077	8,519
Taxes other than income	4,214	3,945
Depreciation, depletion and amortization	13,467	43,219
Impairment of proved oil and natural gas properties	—	—
General and administrative expense	11,097	12,605
Accretion of asset retirement obligations	1,665	2,383
(Gain) loss on commodity derivative instruments	14,217	(21,938)
(Gain) loss on sale of properties	—	60
Interest expense, net	(5,808)	(27,209)
Gain on extinguishment of debt	—	673
Reorganization items, net	(33)	—
Income tax benefit (expense)	4,348	—
Net income (loss)	(7,536)	(32,866)

Oil and natural gas revenue:
Oil sales	$40,750	$35,271
NGL sales	9,927	8,041
Natural gas sales	24,857	30,910
Total oil and natural gas revenue	$75,534	$74,222

Production volumes:
Oil (MBbls)	923	906
NGLs (MBbls)	437	515
Natural gas (MMcf)	8,158	11,136
Total (MMcfe)	16,317	19,665
Average net production (MMcfe/d)	177.4	213.8

Average sales price:
Oil (per Bbl)	$44.16	$38.95
NGL (per Bbl)	22.72	15.59
Natural gas (per Mcf)	3.05	2.78
Total (per Mcfe)	$4.63	$3.77

Average unit costs per Mcfe:
Lease operating expense	$1.78	$1.61
Gathering, processing and transportation	0.43	0.43
Taxes other than income	0.26	0.20
General and administrative expense	0.68	0.64
Depletion, depreciation and amortization	0.83	2.20

	Successor	Predecessor
	Period from	Period from
	May 5, 2017	January 1, 2017	Nine Months
	through	through	Ended
	September 30, 2017	May 4, 2017	September 30, 2016
	(In thousands)	(In thousands)
Oil and natural gas sales	$117,762	$108,970	$202,625
Lease operating expense	47,961	35,568	96,625
Gathering, processing and transportation	11,191	10,772	26,551
Taxes other than income	6,147	5,187	11,438
Depreciation, depletion and amortization	21,818	37,717	132,061
Impairment of proved oil and natural gas properties	—	—	8,342
General and administrative expense	18,479	31,606	41,375
Accretion of asset retirement obligations	2,692	3,407	7,802
(Gain) loss on commodity derivative instruments	12,302	(23,076)	50,897
(Gain) loss on sale of properties	—	—	(3,575)
Interest expense, net	(9,605)	(10,243)	(91,904)
Gain on extinguishment of debt	—	—	42,337
Reorganization items, net	(382)	(88,774)	—
Income tax benefit (expense)	4,940	91	(196)
Net income (loss)	(8,442)	(90,955)	(218,513)

Oil and natural gas revenue:
Oil sales	$62,820	$55,767	$102,021
NGL sales	14,039	14,103	23,224
Natural gas sales	40,903	39,100	77,380
Total oil and natural gas revenue	$117,762	$108,970	$202,625

Production volumes:
Oil (MBbls)	1,450	1,204	2,928
NGLs (MBbls)	658	616	1,768
Natural gas (MMcf)	13,250	12,411	34,688
Total (MMcfe)	25,893	23,336	62,866
Average net production (MMcfe/d)	173.8	188.2	229.4

Average sales price:
Oil (per Bbl)	$43.35	$46.28	$34.84
NGL (per Bbl)	21.34	22.90	13.13
Natural gas (per Mcf)	3.09	3.15	2.23
Total (per Mcfe)	$4.55	$4.67	$3.22

Average unit costs per Mcfe:
Lease operating expense	$1.85	$1.52	$1.54
Gathering, processing and transportation	0.43	0.46	0.42
Taxes other than income	0.24	0.22	0.18
General and administrative expense	0.71	1.35	0.66
Depletion, depreciation and amortization	0.84	1.62	2.10

For the Three Months Ended September 30, 2017 and the Three Months Ended September 30, 2016

A net loss of $7.5 million and $32.9 million was recorded for the three months ended September 30, 2017 and 2016, respectively.

•

Oil, natural gas and NGL revenues were $75.5 million and $74.2 million for the three months ended September 30, 2017 and 2016, respectively. Average net production volumes were approximately 177.4 MMcfe/d and 213.8 MMcfe/d for the three months ended September 30, 2017 and 2016, respectively. The change in production volumes was primarily from divestitures. The average realized sales price was $4.63 per Mcfe and $3.77 per Mcfe for the three months ended September 30, 2017and 2016, respectively. The increase was primarily due to increases in realized prices for oil, natural gas and NGLs.

•

Lease operating expense was $29.1 million and $31.6 million for the three months ended September 30, 2017 and 2016, respectively. The change in lease operating expense was primarily a result of the Permian Divestiture and Rockies Divestiture. On a per Mcfe basis, lease operating expense was $1.78 and $1.61 for the three months ended September 30, 2017 and 2016, respectively. The change in lease operating expense on a per Mcfe basis was primarily related to lower production.

•

Gathering, processing and transportation was $7.1 million and $8.5 million for the three months ended September 30, 2017 and 2016, respectively. The change in gathering, processing and transportation was primarily a result of lower production. On a per Mcfe basis, gathering, processing and transportation were $0.43 for each of the three months ended September 30, 2017 and 2016, respectively.

•

Taxes other than income were $4.2 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively. On a per Mcfe basis, taxes other than income were $0.26 and $0.20 for the three months ended September 30, 2017 and 2016, respectively. The change in taxes other than income on a per Mcfe basis was due to an increase in commodity price.

•

DD&A expense was $13.5 million and $43.2 million for the three months ended September 30, 2017 and 2016, respectively. The change in DD&A expense was primarily due to lower rates as a result of the application of fresh start accounting and a decrease in production volumes.

•

General and administrative expense was $11.1 million and $12.6 million for the three months ended September 30, 2017 and 2016, respectively. Non-cash share/unit-based compensation expense was approximately $1.0 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively.

•

Net losses on commodity derivative instruments of $14.2 million were recognized for the three months ended September 30, 2017, consisting of $13.0 million of cash settlement receipts on expired positions offset by a $27.2 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $21.9 million were recognized for the three months ended September 30, 2016, consisting of $36.9 million of cash settlement receipts on expired positions partially offset by a $15.0 million decrease in the fair value of open positions.

Given the volatility of commodity prices, it is not possible to predict future reported mark-to-market net gains or losses and the actual net gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If commodity prices at settlement are lower than the prices of the hedge positions, the hedges are expected to partially mitigate the otherwise negative effect on earnings of lower oil, natural gas and NGL prices. However, if commodity prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher oil, natural gas and NGL prices and will, in this context, be viewed as having resulted in an opportunity cost.

•

Interest expense, net was $5.8 million and $27.2 million for the three months ended September 30, 2017 and 2016, respectively. No interest expense related to the Notes was recognized for the three months ended September 30, 2017, as the Notes were cancelled on the Effective Date. For the three months ended September 30, 2016, the Company recorded $20.3 million of interest expense related to the Notes. Additionally, the Company recognized a gain on interest rate swaps of $1.4 million for the three months ended September 30, 2016, and no expenses were recognized for the three months ended September 30, 2017 due to the termination of the interest rate swaps in the fourth quarter of 2016. The Company recognized $0.6 million and $1.3 million in amortization of deferred financing cost for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $0.6 million in accretion of the Notes discount for the three months ended September 30, 2016. No expense was recorded for the three months ended September 30, 2017, as the unamortized amount of accretion of the Notes discount was written off in the fourth quarter of 2016. See Note 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Average outstanding borrowings under our Exit Credit Facility were $411.2 million for the three months ended September 30, 2017. Average outstanding borrowings under our Predecessor’s revolving credit facility were $715.0 million for the three months ended September 30, 2016. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the three months ended September 30, 2016. The Notes were cancelled on the Effective Date.

For the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the Nine Months Ended September 30, 2016

A net loss of $8.4 million, $91.0 million and $218.5 million was recorded for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively.

•

Oil, natural gas and NGL revenues were $117.8 million, $109.0 million and $202.6 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. Average net production volumes were approximately 173.8 MMcfe/d, 188.2 MMcfe/d and 229.4 MMcfe/d for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 to May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in production volumes was primarily related to decreases in drilling activities and divestitures. The average realized sales price was $4.55 per Mcfe, $4.67 per Mcfe and $3.22 per Mcfe for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in the average realized sales price was primarily due to increases in realized prices for oil, natural gas and NGLs.

•

Lease operating expense was $48.0 million, $35.6 million and $96.6 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in lease operating expense was the result of decreased workover activity and the Permian Divestiture and Rockies Divestiture. On a per Mcfe basis, lease operating expense was $1.85, $1.52 and $1.54 for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in lease operating expense on a per Mcfe basis was primarily related to lower production.

•

Gathering, processing and transportation was $11.2 million, $10.8 million and $26.6 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in gathering, processing and transportation was primarily due to lower production. On a per Mcfe basis, gathering, processing and transportation was $0.43, $0.46, and $0.42 for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively.

•

Taxes other than income were $6.1 million, $5.2 million and $11.4 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. On a per Mcfe basis, taxes other than income were $0.24, $0.22 and $0.18 for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in taxes other than income on a per Mcfe basis was due to an increase in commodity prices.

•

DD&A expense was $21.8 million, $37.7 million and $132.1 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in DD&A expense was primarily due to lower rates as a result of the application of fresh start accounting and a decrease in production volumes.

•

No impairments were recognized for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017. We recognized $8.3 million of impairments for the nine months ended September 30, 2016 related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices.

•

General and administrative expense was $18.5 million, $31.6 million and $41.4 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. Non-cash share/unit-based compensation expense was approximately $1.5 million, $3.7 million and $7.4 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. Additionally, the Company recorded $7.5 million in pre-petition restructuring-related costs primarily for advisory and professional fees for the period from January 1, 2017 through May 4, 2017.

•

Net losses on commodity derivative instruments of $12.3 million were recognized for the period from May 5, 2017 through September 30, 2017, consisting of $21.3 million of cash settlement receipts on expired positions, which were offset by a $33.6 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $23.1 million were recognized for January 1, 2017 through May 4, 2017, consisting of $15.9 million of cash settlement receipts on expired positions and $94.1 million of cash settlement receipts on terminated derivatives. These receipts were partially offset by an $86.9 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $50.9 million were recognized for the nine months ended September 30, 2016, consisting of $184.7 million of cash settlement receipts on expired positions and $39.3 million in cash settlements received on terminated derivatives. These receipts were offset by a $274.9 million decrease in the fair value of open positions.

•

Interest expense, net was $9.6 million, $10.2 million and $91.9 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The change in interest expense was primarily due to the Company not recording interest expense on the Notes for the period from the Petition Date through the Effective Date. The Company recorded $3.5 million and $63.8 million in interest expense related to the Notes for the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. No interest expense was recorded on the Notes for the period from May 5, 2017 through September 30, 2017, as the Notes were cancelled on the Effective Date. Additionally, the Company recognized losses on interest rate swaps of $4.1 million for the nine months ended September 30, 2016, and no expenses were recognized for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017 due to the termination of the interest rate swaps in the fourth quarter of 2016. The Company recognized $0.9 million and $3.9 million in amortization of deferred financing cost for the period from May 5, 2017 through September 30, 2017 and the nine months ended September 30, 2016, respectively. No amortization of deferred financing cost was recorded for the period from January 1, 2017 through May 4, 2017, as the unamortized amount of deferred financing cost was written off in the fourth quarter of 2016. The Company recorded $1.8 million of accretion of the Notes discount for the nine months ended September 30, 2016. No expense was recorded for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, as the unamortized amount of accretion of the Notes discount was written off in the fourth quarter of 2016. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

Average outstanding borrowings under our Exit Credit Facility were $416.4 million for the period from May 5, 2017 through September 30, 2017. Average outstanding borrowings under our Predecessor’s revolving credit facility were $460.2 million and $765.7 million for the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from January 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date. We had an average of $1.2 billion aggregate principal amount of the Notes issued and outstanding for the nine months ended September 30, 2016.

•

The Company has incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments and professional fees. The Company incurred $0.4 million and $88.8 million of reorganization items, net for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

•

We recognized a gain on extinguishment of debt of approximately $42.3 million for the nine months ended September 30, 2016 related to the repurchase of certain of the 2021 Senior Notes and 2022 Senior Notes.

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

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering approximately 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Exit Credit Facility. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2017, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $39.8 million and $9.5 million, for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively, which were primarily related to drilling, capital workovers and facilities located in East Texas, South Texas and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our Beta properties in offshore Southern California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until 2018. At September 30, 2017, there was approximately $152.2 million in the Rise Energy Operating, LLC trust account and $62.0 million in surety bonds.

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

As of September 30, 2017, we had working capital of $28.0 million primarily due to a current derivative asset balance of $41.4 million partially offset by the timing of accruals, which included accrued general and administrative expense of approximately $5.6 million, accrued capital expenditures of approximately $10.5 million, accrued lease operating expense of approximately $8.9 million, accrued ad valorem tax of approximately $3.1 million and accrued interest payable of approximately $1.3 million.

Debt Agreements

Exit Credit Facility. On May 4, 2017, OLLC, as borrower, entered into the Exit Credit Facility with Wells Fargo Bank, National Association, as administrative agent. Pursuant to the Credit Agreement the lenders party thereto agreed to provide OLLC with a $1 billion exit senior secured reserve-based Exit Credit Facility. Our borrowing base is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil, and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of September 30, 2017, was approximately $480.0 million.

As of September 30, 2017, we were in compliance with all the financial (interest coverage ratio, current ratio and total leverage ratio) and other covenants associated with our Exit Credit Facility.

As of September 30, 2017, we had approximately $74.5 million of available borrowings under our Exit Credit Facility, net of $2.5 million in letters of credit. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Exit Credit Facility.

See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016 have been derived from our consolidated financial statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	Successor	Predecessor
	Period from	Period from
	May 5, 2017 through	January 1, 2017	Nine Months Ended
	September 30, 2017	through May 4, 2017	September 30, 2016
	(In thousands)
Net cash provided by operating activities	$57,874	$117,937	$199,147
Net cash used in investing activities	(28,019)	(6,496)	(9,063)
Net cash used in financing activities	(35,136)	(106,674)	(174,838)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $57.9 million, $117.9 million and $199.1 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. Production volumes were approximately 173.8 MMcfe/d, 188.2 MMcfe/d and 229.4 MMcfe/d for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. The average realized sales price was $4.55 per Mcfe, $4.67 per Mcfe and $3.22 per Mcfe for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. Lease operating expenses were $48.0 million, $35.6 million and $96.6 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively. Gathering, processing and transportation was $11.2 million, $10.8 million and $26.6 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively.

Investing Activities. Net cash used in investing activities for the period from May 5, 2017 through September 30, 2017 was $28.0 million, of which $27.7 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the period from January 1, 2017 through May 4, 2017 was $6.5 million, of which $6.2 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the nine months ended September 30, 2016 was $9.1 million, of which $50.5 million was used for additions to oil and natural gas properties and $7.6 million was used for additions to other property and equipment. These amounts were partially offset by $54.7 million of proceeds from sale of oil and natural gas properties for the nine months ended September 30, 2016. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $0.3 million, $0.2 million and $5.6 million for the period from May 5, 2017 through September 30, 2017, the period from January 1, 2017 through May 4, 2017 and the nine months ended September 30, 2016, respectively.

Financing Activities. The Company had net repayments of $27.0 million under the Exit Credit Facility and made $8.2 million in payments to the holders of the Notes, $1.3 million in payments to the Predecessor common unitholders and received a $1.5 million contribution from management in accordance with the Plan for the period from May 5, 2017 through September 30, 2017. The Company had net repayments of $81.7 million under the Predecessor’s revolving credit facility, made $16.4 million in payments to the holders of the Notes and paid $8.6 million in deferred financing costs for the period from January 1, 2017 through May 4, 2017. The Company had net repayments of $122.0 million under the Predecessor’s revolving credit facility for the nine months ended September 30, 2016. Distributions to partners for the nine months ended September 30, 2016 were $13.3 million.

We repurchased an aggregate principal amount of approximately $85.7 million of the Notes for $41.3 million for the nine months ended September 30, 2016.

We sold 1,178,102 Predecessor common units under the ATM Program and generated net proceeds of $2.1 million for the nine months ended September 30, 2016.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Share/unit based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Amortization of gain associated with terminated commodity derivatives;
•	Bad debt expense;
•	Restructuring related costs;
•	Reorganization items, net; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Successor	Predecessor	Successor	Predecessor
			Period from
	Three Months	Three Months	May 5, 2017	Period from	Nine Months
	Ended	Ended	through	January 1,	Ended
	September 30,	September 30,	September 30,	2017 through	September 30,
	2017	2016	2017	May 4, 2017	2016
	(In thousands)	(In thousands)		(In thousands)
Net income (loss)	$(7,536)	$(32,866)	$(8,442)	$(90,955)	$(218,513)
Interest expense, net	5,808	27,209	9,605	10,243	91,904
Gain on extinguishment of debt	—	(673)	—	—	(42,337)
Income tax expense (benefit)	(4,348)	—	(4,940)	(91)	196
DD&A	13,467	43,219	21,818	37,717	132,061
Impairment of proved oil and gas properties	—	—	—	—	8,342
Accretion of AROs	1,665	2,383	2,692	3,407	7,802
(Gains) losses on commodity derivative instruments	14,217	(21,938)	12,302	(23,076)	50,897
Cash settlements received (paid) on expired commodity derivative instruments	12,992	36,876	21,276	15,895	184,735
Amortization of gain associated with terminated commodity derivatives	—	19,997	—	—	19,997
(Gain) loss on sale of properties	—	60	—	—	(3,575)
Acquisition and divestiture related expenses	238	416	238	—	1,429
Share/Unit based compensation expense	1,016	2,070	1,543	3,667	7,369
Exploration costs	4	12	—	16	149
(Gain) loss on settlement of AROs	284	160	284	36	229
Bad debt expense	—	—	—	—	1,601
Restructuring related costs	—	—	—	7,548	—
Reorganization items, net	33	—	382	88,774	—
Other	—	—	—	57	—
Adjusted EBITDA	$37,840	$76,925	$56,758	$53,238	$242,286

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	Successor	Predecessor	Successor	Predecessor
			Period from
	Three Months	Three Months	May 5, 2017	Period from	Nine Months
	Ended	Ended	through	January 1,	Ended
	September 30,	September 30,	September 30,	2017 through	September 30,
	2017	2016	2017	May 4, 2017	2016
	(In thousands)	(In thousands)		(In thousands)
Net cash provided by (used in) operating activities	$37,330	$43,175	$57,874	$117,937	$199,147
Changes in working capital	(6,358)	(14,297)	(11,780)	(8,963)	(24,224)
Interest expense, net	5,808	27,209	9,605	10,243	91,904
Gain (loss) on interest rate swaps	—	1,432	—	—	(4,094)
Cash settlements paid on interest rate derivative instruments	—	471	—	—	1,514
Cash settlements received on terminated derivatives	—	—	—	(94,146)	(39,299)
Amortization of gain associated with terminated commodity derivatives	—	19,997	—	—	19,997
Amortization of deferred financing fees	(570)	(1,312)	(916)	—	(3,862)
Accretion of senior notes discount	—	(568)	—	—	(1,769)
Acquisition and divestiture related expenses	238	416	238	—	1,429
Income tax expense (benefit) - current portion	897	—	897	(17)	67
Exploration costs	4	12	—	16	149
Plugging and abandonment cost	458	390	458	200	1,327
Restructuring related costs	—	—	—	7,548	—
Reorganization items, net	33	—	382	20,420	—
Adjusted EBITDA	$37,840	$76,925	$56,758	$53,238	$242,286

Contractual Obligations

During the three months ended September 30, 2017, there were no significant changes in our consolidated contractual obligations from those reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 9, 2017 except for Exit Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of September 30, 2017, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2017, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy allows for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. The Company did not have any interest rate swaps at September 30, 2017.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our Credit Agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2017, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $51.8 million against amounts outstanding under our Exit Credit Facility at September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors since those disclosed in our 2016 Form 10-K and our Second Quarter Form 10-Q, except for the following:

We may be subject to risks in connection with divestitures and acquisitions.

In June 2017, we announced that the Company had engaged Jefferies LLC to explore and evaluate potential strategic alternatives, including the marketing of certain non-core assets for sale. In November 2017, we announced that the Company had launched divestiture processes in October for the Company’s East Texas assets and Rockies CO2 assets in Wyoming, and is in the market with its South Texas conventional and Eagle Ford assets. We may sell of any of these core or non-core assets in order to increase capital resources available for other core assets, create organizational and operational efficiencies or for other purposes. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the assets with terms we deem acceptable. Though we continue to evaluate various options for the divestiture of such assets, there can be no assurance that this evaluation will result in any specific action.

In addition, in the future we may make acquisitions of businesses that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. As a result, our acquisition activities may not be successful, which may hinder our replacement of reserves and adversely affect our results of operations.

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

3.2	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

Exhibit Number		Description
10.1#	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.2#	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.3#	—	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.4	—

Amended and Restated Credit Agreement, dated as of May 4, 2017, among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

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

Amplify Energy Corp.
(Registrant)

Date: November 7, 2017	By:	/s/ Robert L. Stillwell, Jr.
	Name:	Robert L. Stillwell, Jr.
	Title:	Senior Vice President and Chief Financial Officer