Form 10-Q
period 2018-03-31
Amplify Energy Corp
filed 2018-05-09
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

As of May 4, 2018, the registrant had 25,053,758 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP.

Table of Contents

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	3
	Cautionary Note Regarding Forward-Looking Statements	4

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 (Successor Period) and December 31, 2017 (Successor Period)	7
	Unaudited Condensed Statements of Consolidated Operations for the Three Months Ended March 31, 2018 (Successor Period) and the Three Months Ended March 31, 2017 (Predecessor Period)	8
	Unaudited Condensed Statements of Consolidated Cash Flows for the Three Months Ended March 31, 2018 (Successor Period) and the Three Months Ended March 31, 2017 (Predecessor Period)	9
	Unaudited Condensed Statements of Consolidated Equity for the Three Months Ended March 31, 2018 (Successor Period) and for the Three Months Ended March 31, 2017 (Predecessor Period)	10
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1 – Organization and Basis of Presentation	11
	Note 2 – Summary of Significant Accounting Policies	12
	Note 3 – Revenue	14
	Note 4 – Acquisitions and Divestitures	15
	Note 5 – Fair Value Measurements of Financial Instruments	16
	Note 6 – Risk Management and Derivative Instruments	17
	Note 7 – Asset Retirement Obligations	19
	Note 8 – Long-term Debt	20
	Note 9 – Equity (Deficit)	20
	Note 10 – Earnings per Share/Unit	21
	Note 11 – Long-Term Incentive Plans	21
	Note 12 – Related Party Transactions	23
	Note 13 – Commitments and Contingencies	23
	Note 14 – Income Taxes	24
	Note 15 – Subsequent Events	24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		37

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

•	“Memorial Production Partners,” “MEMP” and “Predecessor” refer to Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;
•

“Company,” “we,” “our,” “us” or like terms refer to Memorial Production Partners for the period prior to emergence from bankruptcy and to Amplify Energy for the period after emergence from bankruptcy; and

•	“OLLC” refers to Amplify Energy Operating LLC, our wholly owned subsidiary through which we operate our properties.

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

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our results of evaluation and implementation of strategic alternatives;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing, or otherwise;
•	our indebtedness and our ability to satisfy our debt obligations and a potential inability to effect deleveraging transactions or otherwise reduce those risks;
•	risks related to a redetermination of the borrowing base under our secured reserve-based revolving credit facility;
•	the effect of changes in our senior management;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018 (“2017 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares/units)

	Successor	Successor
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,717	$6,392
Restricted cash	325	—
Accounts receivable	31,516	36,391
Short-term derivative instruments	15,662	28,546
Prepaid expenses and other current assets	6,349	7,220
Assets held for sale (see Note 4)	2,036	—
Total current assets	61,605	78,549
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	565,328	603,053
Support equipment and facilities	100,528	100,225
Other	6,133	6,133
Accumulated depreciation, depletion and impairment	(46,186)	(35,979)
Property and equipment, net	625,803	673,432
Long-term derivative instruments	156	—
Restricted investments	157,124	156,938
Assets held for sale (see Note 4)	33,933	—
Other long-term assets	7,839	8,545
Total assets	$886,460	$917,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,635	$1,941
Revenues payable	23,381	22,427
Accrued liabilities (see Note 2)	17,304	18,233
Short-term derivative instruments	2,673	—
Assets held for sale (see Note 4)	1,102	—
Total current liabilities	48,095	42,601
Long-term debt (see Note 8)	347,000	376,000
Asset retirement obligations	72,415	99,460
Long-term derivative instruments	5,401	5,470
Assets held for sale (see Note 4)	15,409	—
Total liabilities	488,320	523,531
Commitments and contingencies (see Note 13)
Stockholders'/ partners' equity:
Preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Warrants, 2,173,913 warrants issued and outstanding at March 31, 2018 and December 31, 2017	4,788	4,788
Common stock, $0.0001 par value: 300,000,000 shares authorized; 25,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	3	3
Additional paid-in capital	388,824	387,856
Accumulated earnings (deficit)	4,525	1,286
Total stockholders'/partners' equity	398,140	393,933
Total liabilities and equity	$886,460	$917,464

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per shares/unit amounts)

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Revenues:
Oil and natural gas sales	$87,847	$81,284
Other revenues	85	96
Total revenues	87,932	81,380

Costs and expenses:
Lease operating expense	29,570	25,986
Gathering, processing and transportation	5,600	8,035
Exploration	34	16
Taxes other than income	5,037	4,266
Depreciation, depletion and amortization	12,958	27,882
General and administrative expense	10,657	23,370
Accretion of asset retirement obligations	1,718	2,495
(Gain) loss on commodity derivative instruments	10,456	(10,241)
(Gain) loss on sale of properties	2,373	—
Other, net	—	(8)
Total costs and expenses	78,403	81,801
Operating income (loss)	9,529	(421)
Other income (expense):
Interest expense, net	(5,772)	(8,400)
Other income (expense)	—	6
Total other income (expense)	(5,772)	(8,394)
Income (loss) before reorganization items, net and income taxes	3,757	(8,815)
Reorganization items, net	(518)	(7,653)
Income tax benefit (expense)	—	91
Net income (loss)	3,239	(16,377)
Net income (loss) attributable to common stockholders/limited partners	$3,239	$(16,377)

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$3,239	$(16,377)
Net (income) allocated to participating restricted stockholders	(83)	—
Net income (loss) available to common stockholders/limited partners	$3,156	$(16,377)

Earnings per share/unit: (See Note 10)
Basic and diluted earnings per share/unit	$0.13	$(0.20)
Weighted average common shares/units outstanding:
Basic and diluted	25,000	83,810

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$3,239	$(16,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,958	27,882
(Gain) loss on derivative instruments	10,456	(10,241)
Cash settlements (paid) received on expired derivative instruments	4,876	10,826
Cash settlements (paid) on terminated derivatives	—	94,146
Deferred income tax expense (benefit)	—	(74)
Amortization of deferred financing costs	541	—
Accretion of asset retirement obligations	1,718	2,495
(Gain) loss on sale of properties	2,373	—
Share/unit-based compensation (see Note 11)	1,176	1,125
Settlement of asset retirement obligations	—	(113)
Reorganization items, net	—	3,767
Other	—	41
Changes in operating assets and liabilities:
Accounts receivable	2,839	3,761
Prepaid expenses and other assets	(115)	4,099
Payables and accrued liabilities	2,086	4,650
Other	—	(222)
Net cash provided by operating activities	42,147	125,765
Cash flows from investing activities:
Additions to oil and gas properties	(13,098)	(3,908)
Additions to other property and equipment	—	(50)
Additions to restricted investments	(186)	(154)
Other	—	(150)
Net cash (used in) investing activities	(13,284)	(4,262)
Cash flows from financing activities:
Advances on revolving credit facilities	5,000	16,600
Payments on revolving credit facilities	(34,000)	(73,453)
Restricted units returned to plan	—	(1)
Other	(213)	—
Net cash (used in) provided by financing activities	(29,213)	(56,854)
Net change in cash, cash equivalents and restricted cash	(350)	64,649
Cash, cash equivalents and restricted cash, beginning of period	6,392	15,373
Cash, cash equivalents and restricted cash, end of period	$6,042	$80,022

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (PREDECESSOR)

(In thousands)

Partner's Equity
Limited Partners
Common Units
Balance at December 31, 2016 (Predecessor)	99,489
Net income (loss)	(16,377)
Amortization of unit-based awards	1,069
Restricted units repurchased and other	(1)
Balance at March 31, 2017 (Predecessor)	$84,180

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (SUCCESSOR)

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2017 (Successor)	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	3,239	3,239
Share-based compensation expense	—	—	1,176	—	1,176
Other	—	—	(208)	—	(208)
Balance at March 31, 2018 (Successor)	$3	$4,788	$388,824	$4,525	$398,140

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

Emergence from Voluntary Reorganization under Chapter 11

On January 16, 2017 (the “Petition Date”), MEMP and certain of its subsidiaries (collectively with MEMP, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 proceedings”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re: Memorial Production Partners LP, et al. (Case No. 17-30262). On April 14, 2017, the Bankruptcy Court entered an order approving the Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017 (as amended and supplemented, the “Plan”). On May 4, 2017 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy.

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

The Unaudited Condensed Consolidated Financial Statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s Unaudited Condensed Statements of Consolidated Operations.

All material intercompany transactions and balances have been eliminated in preparation of our consolidated financial statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comparability of Financial Statements to Prior Periods

We adopted and applied the relevant guidance provided in GAAP with respect to the accounting and financial statement disclosures for entities that have emerged from bankruptcy proceedings (“Fresh Start Accounting”), on May 4, 2017. Accordingly, our Unaudited Condensed Consolidated Financial Statements and Notes after May 4, 2017, are not comparable to the Unaudited Condensed Consolidated Financial Statements and Notes prior to that date. To facilitate our financial statement presentations, we refer to the reorganized company in these Unaudited Condensed Consolidated Financial Statements and Notes as the “Successor” for periods subsequent to May 4, 2017 and “Predecessor” for periods prior to May 5, 2017. Furthermore, our Unaudited Condensed Consolidated Financial Statements and Notes have been presented with a “black line” division to delineate the lack of comparability between the Predecessor and Successor.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2017 Form 10-K.

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	Successor	Successor
	March 31,	December 31,
	2018	2017
Accrued lease operating expense	$7,840	$6,439
Accrued capital expenditures	4,591	3,854
Accrued general and administrative expense	3,515	4,412
Accrued ad valorem tax	754	398
Asset retirement obligation	438	713
Accrued interest payable	166	1,309
Other	—	1,108
Accrued liabilities	$17,304	$18,233

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	Successor	Successor
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$5,717	$6,392
Restricted cash	325	—
Total cash, cash equivalents and restricted cash	$6,042	$6,392

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$6,028	$4,777
Cash paid for reorganization items, net	656	3,887
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	1,890	912

Reorganization Items, Net

The Company has incurred significant costs associated with the reorganization. Reorganization items, net, which are expensed as incurred, represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Professional fees	$(414)	$(7,585)
Other	(104)	(68)
Reorganization items, net	$(518)	$(7,653)

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for revenue from contracts with customers. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance and requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard was effective for the Company starting January 1, 2018, and the Company adopted the standard using a modified retrospective approach. See Note 3 for additional information.

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

Note 3. Revenue

Revenue from contracts with customers

As discussed in Note 2, the Company adopted Accounting Standard Update (ASU) No. 2014-09, revenue from contracts with customers (ASC 606), on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change the Company's amount and timing of revenues. The Company applied the ASU only to contracts that were not completed as of January 1, 2018.

Although the adoption of ASC 606 did not have an impact on the Company’s net income or cash flows, it did result in the reclassification of fees incurred under certain gathering and gas processing agreements. Such reclassification led to an overall decrease in oil and natural gas sales with a corresponding decrease in gathering, processing and transportation as follows (in thousands):

	For the Three Months Ended
	March 31, 2018
	As Reported	Previous Revenue Recognition Method	Increase/ (Decrease)
	(in thousands)
Revenues:
Oil and natural gas sales	$87,847	$88,698	$(851)
Cost and expenses:
Gathering, processing and transportation	5,600	6,451	(851)

Net income (loss)	$3,239	$3,239	$—

The reclassification of certain fees between oil and natural gas sales and gathering, processing and transportation is the result of the Company’s assessment of the point in time at which its performance obligations under its commodity sales contracts are satisfied and control of the commodity is transferred to the customer. The Company has determined that its contracts for the sale of crude oil, unprocessed natural gas, residue gas and NGLs contain monthly performance obligations to deliver product at locations specified in the contract. Control is transferred at the delivery location, at which point the performance obligation has been satisfied and revenue is recognized. Fees included in the contract that are incurred prior to control transfer are classified as gathering, processing and transportation and fees incurred after control transfers are included as a reduction to the transaction price. The transaction price at which revenue is recognized consists entirely of variable consideration based on quoted market prices less various fees and the quantity of volumes delivered.

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at March 31, 2018 and 2017.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

For the Three Months Ended
March 31, 2018
(in thousands)
Revenues
Oil	$54,726
NGLs	10,946
Natural gas	22,175
Oil and natural gas sales	$87,847

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $29.4 million at March 31, 2018 which includes $1.1 million that has been reclassified to assets held for sale and $30.1 million at December 31, 2017.

Transaction Price Allocated to Remaining Performance Obligations

For our contracts that have a contract term greater than one year, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For our contracts that have a contract term of one year or less, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

Successor	Predecessor
For the Three	For the Three
Months Ended	Months Ended
March 31, 2018	March 31, 2017
$208	$—

Acquisitions and Divestitures

There were no material acquisitions or divestitures during the three months ended March 31, 2018 and 2017, respectively.

Assets Held for Sale

On March 9, 2018, we entered into a definitive agreement to divest certain of our non-core assets in South Texas (the “South Texas Divestiture”). The assets held for sale are recorded at the lower of their carrying value or fair value less cost to sell. We recorded a loss as a result of the planned disposal of approximately $2.4 million during the three months ended March 31, 2018 in “(gain) loss on sale of properties” in the accompanying Unaudited Condensed Statements of Consolidated Operations. This disposition did not qualify as a discontinued operation. The major categories of assets and liabilities were:

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Successor
March 31, 2018
(In thousands)
Assets classified as held for sale
Accounts receivable	$2,036
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	39,057
Accumulated depreciation, depletion, and impairment	(5,124)
Property and equipment, net	33,933
Total assets classified as held for sale	$35,969

Liabilities associated with assets held for sale
Current liabilities:
Revenue payable	$(517)
Accrued liabilities	(585)
Total current liabilities	(1,102)
Asset retirement obligations	(15,409)
Total liabilities associated with assets held for sale	$(16,511)

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Successor
	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$28,864	$—	$28,864

Liabilities:
Commodity derivatives	$—	$21,120	$—	$21,120

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•	No impairments were recognized during the three months ended March 31, 2018 or 2017, respectively.

Note 6. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production and borrowing related activities. These instruments limit exposure to declines in prices, but also limit the benefits that would be realized if prices increase.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our credit agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $13.9 million against amounts outstanding under our Credit Facility at March 31, 2018. See Note 7 for additional information regarding our Credit Facility (as defined below).

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

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI or ICE Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At March 31, 2018, we had the following open commodity positions:

	Remaining
	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,802,000	1,250,000
Weighted-average fixed price	$3.54	$2.82

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	205,000	186,000
Weighted-average fixed price	$69.14	$54.08

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	86,800	72,000
Weighted-average fixed price	$25.85	$29.96

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2018 and December 31, 2017. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Successor		Successor
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2018	2018	2017	2017
		(In thousands)
Commodity contracts		$27,009	$14,020	$37,729	$9,183
Gross fair value		27,009	14,020	37,729	9,183
Netting arrangements		(11,347)	(11,347)	(9,183)	(9,183)
Net recorded fair value	Short-term derivative instruments	$15,662	$2,673	$28,546	$—

Commodity contracts		$1,855	$7,100	$459	$5,929
Gross fair value		1,855	7,100	459	5,929
Netting arrangements		(1,699)	(1,699)	(459)	(459)
Net recorded fair value	Long-term derivative instruments	$156	$5,401	$—	$5,470

(Gains) Losses on Derivatives

We do not designate derivative instruments as hedging instruments for accounting and financial reporting purposes. Accordingly, all gains and losses, including changes in the derivative instruments’ fair values, have been recorded in the accompanying Unaudited Condensed Statements of Consolidated Operations. The following table details the gains and losses related to derivative instruments for the periods indicated (in thousands):

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
(Gain) loss on commodity derivatives	$10,456	$(10,241)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2018 (in thousands):

Asset retirement obligations at beginning of period (Successor)	$100,173
Liabilities added from acquisition or drilling	53
Liabilities settled	—
Accretion expense	1,718
Revision of estimates (1)	(13,407)
Asset retirement obligation at end of period	88,537
Less: Current portion	(438)
Less: Current portion - Assets held for sale	(275)
Less: Long-term portion - Assets held for sale	(15,409)
Asset retirement obligations - long-term portion (Successor)	$72,415

(1)

The decrease in revision of estimates during the three months ended March 31, 2018 is primarily due to receiving new cost estimates from third parties regarding the estimated plugging and abandonment costs.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	Successor	Successor
	March 31,	December 31,
	2018	2017
	(In thousands)
$1.0 billion Credit Facility, variable-rate, due March 2021 (1)	$347,000	$376,000
Long-term debt	$347,000	$376,000

(1)	The carrying amount of our Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

OLLC Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary, is a party to a $1.0 billion revolving credit facility (our “Credit Facility”) which is guaranteed by us and all of our current subsidiaries.

Our borrowing base is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of March 31, 2018 was approximately $440.0 million.

Predecessor’s Revolving Credit Facility

Our Predecessor was a party to a $2.0 billion revolving credit facility, which was guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

On the Effective Date of the Plan, the holders of claims under the Predecessor’s revolving credit facility received a full recovery, which included a $24.8 million pay down and their pro rata share of our Credit Facility.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Credit Facility	5.48%	n/a
Predecessor's revolving credit facility	n/a	4.13%

Letters of Credit

At March 31, 2018, we had $2.4 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Credit Facility was $6.6 million at March 31, 2018. The unamortized deferred financing costs are amortized over the remaining life of our Credit Facility.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 300,000,000 shares of common stock, $0.0001 par value per share. The following is a summary of the changes in our common stock issued for the three months ended March 31, 2018:

Common
Shares
Balance, December 31, 2017 (Successor)	25,000,000
Issuance of common stock	—
Restricted stock units vested	23,200
Repurchase of common shares	(23,200)
Balance, March 31, 2018 (Successor)	25,000,000

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On the Effective Date, the Company entered into a warrant agreement with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which the Company issued warrants to purchase up to 2,173,913 shares of the Company’s common stock (representing 8% of the Company’s outstanding common stock as of the Effective Date including shares of the Company’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under the Management Incentive Plan (the “MIP”)), exercisable for a five-year period commencing on the Effective Date at an exercise price of $42.60 per share.

Note 10. Earnings per Share/Unit

The following sets forth the calculation of earnings (loss) per share/unit, or EPS/EPU, for the periods indicated (in thousands, except per share/unit amounts):

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Net income (loss) attributable to Successor/Predecessor	$3,239	$(16,377)
Less: Net income allocated to participating restricted stockholders	(83)	—
Basic and diluted earnings available to common stockholders/limited partners	$3,156	$(16,377)

Common shares/units:
Common shares/units outstanding — basic	25,000	83,810
Dilutive effect of potential common shares/units	—	—
Common shares/units outstanding — diluted	25,000	83,810

Net earnings per share/unit:
Basic	$0.13	$(0.20)
Diluted	$0.13	$(0.20)
Antidilutive stock options (1)	513	—
Antidilutive warrants (2)	2,174	—

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

On the Effective Date in connection with the Plan, the Company implemented the MIP for selected employees of the Company or its subsidiaries. An aggregate of 2,322,404 shares of the Company’s common stock were reserved for issuance under the MIP. MIP awards are granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the MIP is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for grant under the MIP. The MIP is administered by the board of directors of the Company (the “Board”).

Restricted Stock Units

The restricted stock units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $6.2 million at March 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.1 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the restricted stock unit awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted stock units outstanding at December 31, 2017 (Successor)	682,792	$13.54
Granted	—	$—
Forfeited	(14,893)	$12.71
Vested	(23,200)	$13.77
Restricted stock units outstanding at March 31, 2018 (Successor)	644,699	$13.55

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

The restricted stock units granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $0.2 million at March 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.2 years.

The following table summarizes information regarding the restricted stock awards granted under the Directors Compensation Plan.

Weighted-
Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted stock units outstanding at December 31, 2017 (Successor)	16,341	$13.77
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Restricted stock units outstanding at March 31, 2018 (Successor)	16,341	$13.77

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Restricted Stock Options

The restricted stock options granted are accounted for as equity-classified awards. The grant-date fair value net of estimated forfeitures is recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock option awards was $1.8 million at March 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.1 years.

No restricted stock options were granted during the three months ended March 31, 2018.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the restricted stock option awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Options	per Option (1)
Restricted stock options outstanding at December 31, 2017 (Successor)	517,398	$5.01
Granted	—	$—
Forfeited	(4,300)	$5.01
Vested	—	$—
Restricted stock options outstanding at March 31, 2018 (Successor)	513,098	$5.01

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP and Memorial Production Partners GP LLC Long Term Incentive Plan awards that are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
Equity classified awards
Restricted stock units (Successor)	$967	$—
Restricted stock options (Successor)	209	—
Restricted common units (Predecessor)	—	1,069
Liability classified awards
Phantom units (Predecessor)	—	56
	$1,176	$1,125

Note 12. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and a related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2018 or 2017, respectively.

Note 13. Commitments and Contingencies

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2018 and December 31, 2017, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in offshore Southern California. The trust account had the required minimum balance of $152.0 million at March 31, 2018 and December 31, 2017 and is fully cash funded. The held-to-maturity investments held in the trust account at March 31, 2018 for the U.S. Bank money market cash equivalent was $152.3 million.

In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated costs of decommissioning may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until mid-2018.

Note 14. Income Taxes

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

The Company’s had no income tax benefit/(expense) for the three months ended March 31, 2018 and had an income tax benefit/(expense) of $0.1 million for the three months ended March 31, 2017. The Company’s effective tax rate was 0.0% and 0.6% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 is different from the statutory U.S. federal income tax rate primarily due to our existing valuation allowances. The effective tax rate for the three months ended March 31, 2017 is different from the statutory U.S. federal income tax rate primarily due to the Predecessor not being subject to U.S. federal income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) temporary bonus depreciation that will allow for full expensing of qualified property, (3) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income, and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of March 31, 2018, we have not changed the provisional amounts recorded in 2017. Based on a continued analysis of the estimates, revisions may occur during the allowable measurement period.

Note 15. Subsequent Events

Management Changes

On May 1, 2018, the Company announced the retirement of William J. Scarff, the Company’s President and Chief Executive Officer and a member of the Board, effective as of the earlier of May 17, 2018 (or a later mutually agreed date) and (ii) the date on which his successor is appointed (the “CEO Retirement Date”), provided that he will continue to serve as a member of the Board. Also on May 1, 2018, the Company announced the departure of Christopher S. Cooper, Senior Vice President and Chief Operating Officer, and Robert L. Stillwell, Jr., Senior Vice President and Chief Financial Officer, from their respective positions with the Company effective April 27, 2018. There were no disagreements between the Company and any of Messrs. Scarff, Cooper or Stillwell (collectively, the “Departing Executives”) which led to their retirement or separation (as applicable) from the Company.

On April 27, 2018, the Board appointed Martyn Willsher to serve as Senior Vice President and Chief Financial Officer of the Company effective April 27, 2018.

On May 4, 2018, the Board appointed Kenneth Mariani to serve as President and Chief Executive Officer of the Company effective May 14, 2018.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Retirement and Separation Agreements with Certain Officers

In connection with his retirement from his positions as President and Chief Executive Officer of the Company, Mr. Scarff and the Company entered into a retirement agreement (the “Retirement Agreement”) on April 27, 2018. In addition, on April 27, 2018, the Company entered into separation agreements with each of Messrs. Cooper and Stillwell (each, a “Separation Agreement,” and collectively with the Retirement Agreement, the “Agreements”).

Pursuant to their respective Agreements, each Departing Executive provided irrevocable releases of claims in favor of the Company and its affiliates and related persons and entities through the date signed, and also acknowledged existing restrictive covenants with the Company, including non-competition, non-solicitation and confidentiality covenants. In addition, pursuant to their respective Agreements:

(i)

prior to the CEO Retirement Date, Mr. Scarff will continue to receive his current base salary and will remain eligible to participate in the Company’s retirement and health and welfare plans in accordance with the terms and conditions of such plans;

(ii)

subject to certain conditions, each Departing Executive will receive retirement or separation payments (as applicable) consisting of: (A) the cash severance payment and other amounts due to him under his respective severance agreement with the Company; (B) accelerated vesting of his option to purchase the number of shares of the Company’s common stock as previously granted to him under the MIP; and (C) subject to certain limitations and transfer restrictions, the right to elect to receive either an additional cash payment as set forth in the table below (less applicable withholdings and deductions) or the number of shares of the Company’s common stock as set forth in the table below; and

(iii)	subject to limited exceptions, the Departing Executives will no longer be eligible to vest in the restricted stock unit awards previously granted to them under the MIP.
	Election to Receive Either
Departing Executives	Additional Cash Payment	Shares of Common Stock
William J. Scarff	$296,594	41,951
Christopher S. Cooper	$207,384	29,333
Robert L. Stillwell, Jr.	$155,540	22,000

The foregoing description of the Retirement Agreement and Separation Agreements does not purport to be complete and is qualified in its entirety by reference to the Retirement Agreement and Separation Agreements, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the three months ending June 30, 2018. In addition, investors should review the form of severance agreement, which is filed as Exhibit 10.16 to the 2017 Form 10-K.

Grants of Restricted Stock Units

On April 27, 2018, the Board approved grants of restricted stock unit awards (the “Awards”) to certain of the Company’s executive officers under the MIP. Subject to the terms and conditions of the applicable award agreements, the Awards will generally vest annually in three equal installments on each of the first three anniversaries of the grant date, subject to the grantee’s continued employment through each such vesting date. The number of restricted stock units issuable to the Company’s executive officers under the applicable award agreements is set forth below:

Executive Officers	Restricted Stock Units
Martyn Willsher Senior Vice President and Chief Financial Officer	11,500
Matthew J. Hoss Vice President and Chief Accounting Officer	10,000
Richard P. Smiley Vice President of Operations - Onshore	10,000

The foregoing description of the Awards does not purport to be complete and is qualified in its entirety by reference to the MIP and the form of restricted stock unit award agreement, which are filed as Exhibits 10.8 and 10.10, respectively, to the 2017 Form 10-K.

Application for Final Decree

On April 30, 2018, the Debtors filed with the Bankruptcy Court a motion for a final decree and entry of an order closing the chapter 11 cases with respect to each of the Debtors other than (i) San Pedro Bay Pipeline Company, Ch. 11 Case No. 17-30249, (ii) Rise Energy Beta, LLC, Ch. 11 Case No. 17-30250, and (iii) Beta Operating Company, LLC, Ch. 11 Case No. 17-30253. A hearing to consider approval of the motion has been scheduled for June 18, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018 (“2017 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

References

When referring to Amplify Energy Corp. (also referred to as “Successor,” “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When referring to the “Predecessor” or the “Company” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to MEMP, the predecessor that was dissolved following the effective date of the Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017, and MEMP’s consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through Amplify Energy Operating LLC (“OLLC”), our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore Southern California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2017:

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

Recent Developments

Management Changes

On May 1, 2018, we announced the retirement of William J. Scarff, our President and Chief Executive Officer and a member of the board of directors, effective as of the earlier of May 17, 2018 (or a later mutually agreed date) and (ii) the date on which his successor is appointed, provided that he will continue to serve as a member of the board. Also on May 1, 2018, we announced the departure of Christopher S. Cooper, our Senior Vice President and Chief Operating Officer, and Robert L. Stillwell, Jr., our Senior Vice President and Chief Financial Officer, from their respective positions with the Company effective April 27, 2018.

There were no disagreements between us and any of Messrs. Scarff, Cooper or Stillwell which led to their retirement or separation (as applicable) from the Company.

On April 27, 2018, the board of directors appointed Martyn Willsher to serve as our Senior Vice President and Chief Financial Officer effective April 27, 2018.

On May 4, 2018, the Board appointed Kenneth Mariani to serve as President and Chief Executive Officer of the Company effective May 14, 2018.

See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” for additional information.

Divestiture Processes

In March 2018, the Company entered into a definitive agreement to sell its interest in properties located in South Texas for a contract price of $20.0 million, subject to closing adjustments.

Departure of Director

On January 9, 2018, Alex Shayevsky resigned from the board of directors. Mr. Shayevsky served on our audit committee and compensation committee.

There were no disagreements between Mr. Shayevsky and us which led to Mr. Shayevsky’s resignation from the board.

Appointment of Director

In March 2018, David M. Dunn was appointed to the board of directors. Mr. Dunn has been appointed to the audit committee and the compensation committee of the board of directors.

Reduction in Force

In February 2018 and March 2018, certain employees were impacted by a workforce reduction resulting in the involuntary termination of 30 employees across the Company.

Predecessor and Successor Reporting

As a result of the application of fresh start accounting, the Company’s Unaudited Condensed Consolidated Financial Statements and certain note presentations are separated into two distinct periods, the period before and through May 4, 2017 (the “Effective Date”) (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of different basis of accounting between the periods presented. Despite this separate presentation, there was continuity of the Company’s operations.

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
•

Interest expense. We finance a portion of our working capital requirements, capital development and acquisitions with borrowings under our Credit Facility and our Predecessor’s revolving credit facility. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.

•

Income tax expense. We are a corporation subject to federal and certain state income taxes. Our Predecessor was organized as a pass-through entity for federal and most state income tax purposes. During the three months ended March 31, 2017, certain of our consolidated subsidiaries were taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax for activity in the State of Texas.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2017 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

The results of operations for the three months ended March 31, 2018 and 2017 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)	(In thousands)
Oil and natural gas sales	$87,847	$81,284
Lease operating expense	29,570	25,986
Gathering, processing and transportation	5,600	8,035
Taxes other than income	5,037	4,266
Depreciation, depletion and amortization	12,958	27,882
General and administrative expense	10,657	23,370
Accretion of asset retirement obligations	1,718	2,495
(Gain) loss on commodity derivative instruments	10,456	(10,241)
(Gain) loss on sale of properties	2,373	—
Interest expense, net	(5,772)	(8,400)
Reorganization items, net	(518)	(7,653)
Income tax benefit (expense)	—	91
Net income (loss)	3,239	(16,377)

Oil and natural gas revenue:
Oil sales	$54,726	$41,301
NGL sales	10,946	10,608
Natural gas sales	22,175	29,375
Total oil and natural gas revenue	$87,847	$81,284

Production volumes:
Oil (MBbls)	902	889
NGLs (MBbls)	412	456
Natural gas (MMcf)	7,775	9,238
Total (MMcfe)	15,660	17,311
Average net production (MMcfe/d)	174.0	192.3

Average sales price:
Oil (per Bbl)	$60.66	$46.45
NGL (per Bbl)	26.57	23.25
Natural gas (per Mcf)	2.85	3.18
Total (per Mcfe)	$5.61	$4.70

Average unit costs per Mcfe:
Lease operating expense	$1.89	$1.50
Gathering, processing and transportation	0.36	0.46
Taxes other than income	0.32	0.25
General and administrative expense	0.68	1.35
Depletion, depreciation and amortization	0.83	1.61

For the Three Months Ended March 31, 2018 and the Three Months Ended March 31, 2017

Net income of $3.2 million and $16.4 million was recorded for the three months ended March 31, 2018 and 2017, respectively.

•

Oil, natural gas and NGL revenues were $87.8 million and $81.3 million for the three months ended March 31, 2018 and 2017, respectively. Average net production volumes were approximately 174.0 MMcfe/d and 192.3 MMcfe/d for the three months ended March 31, 2018 and 2017, respectively. The change in production volumes was primarily due to decreased drilling activity. The average realized sales price was $5.61 per Mcfe and $4.70 per Mcfe for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily due to increases in realized prices for oil and NGLs.

•

Lease operating expense was $29.6 million and $26.0 million for the three months ended March 31, 2018 and 2017, respectively. On a per Mcfe basis, lease operating expense was $1.89 and $1.50 for the three months ended March 31, 2018 and 2017, respectively. The change in lease operating expense on a per Mcfe basis was primarily due to lower production and higher workover expenses.

•

Gathering, processing and transportation was $5.6 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively. The change in gathering, processing and transportation was primarily a result of lower production and the impact of the new accounting standard related to revenue from contracts with customers adopted on January 1, 2018. On a per Mcfe basis, gathering, processing and transportation were $0.36 and $0.46 for each of the three months ended March 31, 2018 and 2017, respectively.

•

Taxes other than income were $5.0 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively. On a per Mcfe basis, taxes other than income were $0.32 and $0.25 for the three months ended March 31, 2018 and 2017, respectively. The change in taxes other than income on a per Mcfe basis was due to an increase in commodity price.

•

DD&A expense was $13.0 million and $27.9 million for the three months ended March 31, 2018 and 2017, respectively. The change in DD&A expense was primarily due to lower rates as a result of the application of fresh start accounting and a decrease in production volumes.

•

General and administrative expense was $10.7 million and $23.4 million for the three months ended March 31, 2018 and 2017, respectively. Non-cash share/unit-based compensation expense was approximately $1.2 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, we recorded $7.6 million in pre-petition restructuring-related costs primarily for advisory and professional fees and $5.1 million in higher bonus expense.

•

Net losses on commodity derivative instruments of $10.5 million were recognized for the three months ended March 31, 2018, consisting of $4.8 million of cash settlement receipts on expired positions offset by a $15.3 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $10.2 million were recognized for the three months ended March 31, 2017, consisting of $10.8 million of cash settlement receipts on expired positions and $94.1 million of cash settlement receipts on terminated derivatives. These gains were partially offset by a $94.7 million decrease in the fair value of open positions.

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

•

Interest expense, net was $5.8 million and $8.4 million for the three months ended March 31, 2018 and 2017, respectively. The change in interest expense is primarily due to $3.5 million in interest expense for the Predecessor’s 7.625% senior notes due May 2021 and 6.875% senior notes due August 2022 (collectively, the “Notes”) recognized for the three months ended March 31, 2017. The Notes were cancelled on the Effective Date.

Average outstanding borrowings under our Credit Facility were $364.2 million for the three months ended March 31, 2018. Average outstanding borrowings under our Predecessor’s revolving credit facility were $462.6 million for the three months ended March 31, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the three months ended March 31, 2017.

•

The Company has incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Company’s Chapter 11 proceedings since January 16, 2017, the petition date, such as advisor and professional fees. The Company incurred $0.5 million and $7.7 million of reorganization items, net for the three months ended March 31, 2018 and 2017, respectively.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)	(In thousands)
Net income (loss)	$3,239	$(16,377)
Interest expense, net	5,772	8,400
Income tax expense (benefit)	—	(91)
DD&A	12,958	27,882
Accretion of AROs	1,718	2,495
(Gains) losses on commodity derivative instruments	10,456	(10,241)
Cash settlements received (paid) on expired commodity derivative instruments	4,876	10,826
(Gain) loss on sale of properties	2,373	—
Acquisition and divestiture related expenses	208	—
Share/Unit based compensation expense	1,176	1,125
Exploration costs	34	16
(Gain) loss on settlement of AROs	—	(8)
Restructuring related costs	—	7,548
Reorganization items, net	518	7,653
Other	—	42
Adjusted EBITDA	$43,328	$39,270

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)	(In thousands)
Net cash provided by (used in) operating activities	$42,147	$125,765
Changes in working capital	(4,810)	(12,288)
Interest expense, net	5,772	8,400
Cash settlements received on terminated derivatives	—	(94,146)
Amortization of deferred financing fees	(541)	—
Acquisition and divestiture related expenses	208	—
Income tax expense (benefit) - current portion	—	(17)
Exploration costs	34	16
Plugging and abandonment cost	—	105
Restructuring related costs	—	7,548
Reorganization items, net	518	3,887
Adjusted EBITDA	$43,328	$39,270

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Predecessor’s revolving credit facility and equity and debt capital markets. For the remainder of 2018, we expect our primary funding sources to be cash flows generated by operating activities, available borrowing capacity under our Credit Facility and/or the divestiture of assets.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 75% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2018, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $14.9 million for the three months ended March 31, 2018, which were primarily related to drilling, capital workovers and facilities located in East Texas and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our properties in offshore Southern California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until mid-2018. At March 31, 2018, there was approximately $152.3 million in the trust account and $62.0 million in surety bonds.

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

As of March 31, 2018, we had working capital of $13.5 million primarily due to an accounts receivable balance of $31.5 million and a current derivative asset balance of $15.7 million partially offset by accrued liabilities of $17.3 million and revenues payable of $23.4 million.

Debt Agreements

Credit Facility. On May 4, 2017, OLLC, as borrower, entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent. Pursuant to the Credit Agreement the lenders party thereto agreed to provide OLLC with a $1 billion senior secured reserve-based Credit Facility. Our borrowing base is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of March 31, 2018, was approximately $440.0 million.

As of March 31, 2018, we were in compliance with all the financial (interest coverage ratio, current ratio and total leverage ratio) and other covenants associated with our Credit Facility.

As of March 31, 2018, we had approximately $90.6 million of available borrowings under our Credit Facility, net of $2.4 million in letters of credit. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2018 and 2017 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)	(In thousands)
Net cash provided by operating activities	$42,147	$125,765
Net cash (used in) investing activities	(13,284)	(4,262)
Net cash provided by (used in) financing activities	(29,213)	(56,854)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $42.1 million and $125.8 million for the three months ended March 31, 2018 and 2017, respectively. Production volumes were approximately 174.0 MMcfe/d and 192.3 MMcfe/d for the three months ended March 31, 2018 and 2017, respectively. The average realized sales price was $5.61 per Mcfe and $4.70 per Mcfe for the three months ended March 31, 2018 and 2017, respectively. Lease operating expenses were $29.6 million and $26.0 million for the three months ended March 31, 2018 and 2017, respectively. Gathering, processing and transportation was $5.6 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively. Cash settlements received on terminated derivatives were $94.1 million for the three months ended March 31, 2017.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 was $13.3 million, of which $13.1 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the three months ended March 31, 2017 was $4.3 million, of which $3.9 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net repayments of $29.0 million under the Credit Facility for the three months ended March 31, 2018. The Company had net repayments of $56.9 million under the Predecessor’s revolving credit facility for the three months ended March 31, 2017.

Contractual Obligations

During the three months ended March 31, 2018, there were no significant changes in our consolidated contractual obligations from those reported in our 2017 Form 10-K except for the Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of March 31, 2018, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2017 Form 10-K.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of Mach 31, 2018, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our Credit Agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $13.9 million against amounts outstanding under our Credit Facility at March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements,” Note 13, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes with respect to the risk factors since those disclosed in our 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
(In thousands)
Common Shares Repurchased (1)
January 1, 2018 - January 31, 2018 (Successor)	—	$—	n/a	n/a
February 1, 2018 - February 28, 2018 (Successor)	23,200	$11.00	n/a	n/a
March 1, 2018 - March 31, 2018 (Successor)	—	$—	n/a	n/a

(1)

Common shares are generally net-settled by shareholders to cover the required withholding tax upon vesting. The Company repurchased the remaining vesting shares on the vesting date at current market price. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Amplify Energy Corp.
(Registrant)

Date: May 9, 2018	By:	/s/ Martyn Willsher.
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer