Form 10-Q
period 2018-06-30
Amplify Energy Corp
filed 2018-08-08
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

As of August 3, 2018, the registrant had 25,072,856 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP.

Table of Contents

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	3
	Cautionary Note Regarding Forward-Looking Statements	4

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 (Successor Period) and December 31, 2017 (Successor Period)	7
	Unaudited Condensed Statements of Consolidated Operations for the Three and Six Months Ended June 30, 2018 (Successor Period), the period from May 5, 2017 through June 30, 2017 (Successor Period) and the period from January 1, 2017 through May 4, 2017 (Predecessor Period)	8
	Unaudited Condensed Statements of Consolidated Cash Flows for the Six Months Ended June 30, 2018 (Successor Period), the period from May 5, 2017 through June 30, 2017 (Successor Period) and the period from January 1, 2017 through May 4, 2017 (Predecessor Period)	10
	Unaudited Condensed Statements of Consolidated Equity for the Six Months Ended June 30, 2018 (Successor Period)	11
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	14
	Note 3 – Revenue	15
	Note 4 – Acquisitions and Divestitures	16
	Note 5 – Fair Value Measurements of Financial Instruments	17
	Note 6 – Risk Management and Derivative Instruments	18
	Note 7 – Asset Retirement Obligations	20
	Note 8 – Long-term Debt	20
	Note 9 – Equity (Deficit)	21
	Note 10 – Earnings per Share/Unit	22
	Note 11 – Long-Term Incentive Plans	22
	Note 12 -Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows	25
	Note 13 – Related Party Transactions	26
	Note 14 – Commitments and Contingencies	26
	Note 15 – Income Taxes	27
	Note 16 – Subsequent Events	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

Signatures		43

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares/units)

	Successor	Successor
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,586	$6,392
Restricted cash	325	—
Accounts receivable	33,456	36,391
Short-term derivative instruments	2,536	28,546
Prepaid expenses and other current assets	5,251	7,220
Total current assets	49,154	78,549
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	587,718	603,053
Support equipment and facilities	101,634	100,225
Other	6,320	6,133
Accumulated depreciation, depletion and impairment	(59,805)	(35,979)
Property and equipment, net	635,867	673,432
Long-term derivative instruments	73	—
Restricted investments	156,716	156,938
Other long-term assets	6,462	8,545
Total assets	$848,272	$917,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,928	$1,941
Revenues payable	23,770	22,427
Accrued liabilities (see Note 12)	25,493	18,233
Short-term derivative instruments	20,767	—
Total current liabilities	75,958	42,601
Long-term debt (see Note 8)	314,000	376,000
Asset retirement obligations	73,640	99,460
Long-term derivative instruments	11,778	5,470
Total liabilities	475,376	523,531
Commitments and contingencies (see Note 14)
Stockholders'/ partners' equity:
Preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Warrants, 2,173,913 warrants issued and outstanding at June 30, 2018 and December 31, 2017	4,788	4,788
Common stock, $0.0001 par value: 300,000,000 shares authorized; 25,072,856 and 25,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	388,859	387,856
Accumulated earnings (deficit)	(20,754)	1,286
Total stockholders'/partners' equity	372,896	393,933
Total liabilities and equity	$848,272	$917,464

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per shares/unit amounts)

	Successor		Predecessor
		Period from	Period from
	For the Three	May 5, 2017	April 1, 2017
	Months Ended	through	through
	June 30, 2018	June 30, 2017	May 4, 2017
Revenues:
Oil and natural gas sales	$90,894	$42,228	$27,686
Other revenues	94	167	135
Total revenues	90,988	42,395	27,821

Costs and expenses:
Lease operating expense	27,500	18,842	9,582
Gathering, processing and transportation	5,975	4,114	2,737
Exploration	2,988	7	5
Taxes other than income	5,535	1,933	921
Depreciation, depletion and amortization	13,619	8,351	9,835
General and administrative expense	16,863	7,382	8,236
Accretion of asset retirement obligations	1,429	1,027	912
(Gain) loss on commodity derivative instruments	35,652	(1,915)	(12,835)
(Gain) loss on sale of properties	(227)	—	—
Other, net	(120)	—	44
Total costs and expenses	109,214	39,741	19,437
Operating income (loss)	(18,226)	2,654	8,384
Other income (expense):
Interest expense, net	(6,287)	(3,797)	(1,843)
Other income (expense)	2	(6)	2
Total other income (expense)	(6,285)	(3,803)	(1,841)
Income (loss) before reorganization items, net and income taxes	(24,511)	(1,149)	6,543
Reorganization items, net	(768)	(349)	(81,121)
Income tax benefit (expense)	—	592	—
Net income (loss)	(25,279)	(906)	(74,578)
Net income (loss) attributable to common stockholders/limited partners	$(25,279)	$(906)	$(74,578)

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$(25,279)	$(906)	$(74,578)
Net (income) loss allocated to participating restricted stockholders	—	—	—
Net income (loss) available to common stockholders/limited partners	$(25,279)	$(906)	$(74,578)

Earnings per share/unit: (See Note 10)
Basic and diluted earnings per share/unit	$(1.01)	$(0.04)	$(0.89)
Weighted average common shares/units outstanding:
Basic and diluted	25,038	25,000	83,800

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per shares/unit amounts)

	Successor		Predecessor
		Period from	Period from
	For the Six	May 5, 2017	January 1,
	Months Ended	through	2017 through
	June 30, 2018	June 30, 2017	May 4, 2017
Revenues:
Oil and natural gas sales	$178,741	$42,228	$108,970
Other revenues	179	167	231
Total revenues	178,920	42,395	109,201

Costs and expenses:
Lease operating expense	57,070	18,842	35,568
Gathering, processing, and transportation	11,575	4,114	10,772
Exploration	3,022	7	21
Taxes other than income	10,572	1,933	5,187
Depreciation, depletion, and amortization	26,577	8,351	37,717
General and administrative expense	27,520	7,382	31,606
Accretion of asset retirement obligations	3,147	1,027	3,407
(Gain) loss on commodity derivative instruments	46,108	(1,915)	(23,076)
(Gain) loss on sale of properties	2,146	—	—
Other, net	(120)	—	36
Total costs and expenses	187,617	39,741	101,238
Operating income (loss)	(8,697)	2,654	7,963
Other income (expense):
Interest expense, net	(12,059)	(3,797)	(10,243)
Other income (expense)	2	(6)	8
Total other income (expense)	(12,057)	(3,803)	(10,235)
Income (loss) before reorganization items, net and income taxes	(20,754)	(1,149)	(2,272)
Reorganization items, net	(1,286)	(349)	(88,774)
Income tax benefit (expense)	—	592	91
Net income (loss)	(22,040)	(906)	(90,955)
Net income (loss) attributable to Successor/Predecessor	$(22,040)	$(906)	$(90,955)

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$(22,040)	$(906)	$(90,955)
Net (income) loss allocated to participating restricted stockholders	—	—	—
Net income (loss) available to common stockholders/limited partners	$(22,040)	$(906)	$(90,955)

Earnings per share/unit: (See Note 10)
Basic and diluted earnings per share/unit	$(0.88)	$(0.04)	$(1.09)
Weighted average common shares/units outstanding:
Basic and diluted	25,019	25,000	83,807

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	Successor		Predecessor
		Period from	Period from
	For the Six	May 5, 2017	January 1, 2017
	Months Ended	through	through
	June 30, 2018	June 30, 2017*	May 4, 2017
Cash flows from operating activities:
Net income (loss)	$(22,040)	$(906)	$(90,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,577	8,351	37,717
(Gain) loss on derivative instruments	46,108	(1,915)	(23,076)
Cash settlements (paid) received on expired derivative instruments	6,903	8,285	15,895
Cash settlements (paid) on terminated derivatives	—	—	94,146
Deferred income tax expense (benefit)	—	(592)	(74)
Amortization and write-off of deferred financing costs	1,752	346	—
Accretion of asset retirement obligations	3,147	1,027	3,407
(Gain) loss on sale of properties	2,146	—	—
Share/unit-based compensation (see Note 11)	1,512	526	3,667
Settlement of asset retirement obligations	(380)	—	(164)
Reorganization items, net	—	—	68,356
Other	—	—	56
Changes in operating assets and liabilities:
Accounts receivable	2,165	3,666	1,024
Prepaid expenses and other assets	3,120	1,378	735
Payables and accrued liabilities	13,265	458	15,030
Other	—	(80)	(266)
Net cash provided by operating activities	84,275	20,544	125,498
Cash flows from investing activities:
Additions to oil and gas properties	(38,847)	(9,516)	(6,211)
Additions to other property and equipment	(187)	—	(76)
Additions to restricted investments	(281)	(123)	(209)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	18,565	—	—
Other	503	—	—
Net cash (used in) investing activities	(20,247)	(9,639)	(6,496)
Cash flows from financing activities:
Advances on revolving credit facilities	10,000	—	16,600
Payments on revolving credit facilities	(72,000)	(12,000)	(98,252)
Deferred financing costs	—	(142)	(8,575)
Payment to holders of the Notes	—	(8,193)	(16,446)
Payment to Predecessor common unitholders	—	(1,250)	—
Contribution from management	—	1,500	—
Restricted units returned to plan	(509)	—	(10)
Other	—	(9)	9
Net cash (used in) provided by financing activities	(62,509)	(20,094)	(106,674)
Net change in cash, cash equivalents and restricted cash	1,519	(9,189)	12,328
Cash, cash equivalents and restricted cash, beginning of period	6,392	20,140	15,373
Cash, cash equivalents and restricted cash, end of period	$7,911	$10,951	$27,701

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (SUCCESSOR)

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2017 (Successor)	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	(22,040)	(22,040)
Share-based compensation expense	—	—	1,512	—	1,512
Restricted shares repurchased	—	—	(509)	—	(509)
Balance at June 30, 2018 (Successor)	$3	$4,788	$388,859	$(20,754)	$372,896

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

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

Management and Board Changes

On April 27, 2018, the board of directors appointed Martyn Willsher to serve as Senior Vice President and Chief Financial Officer of the Company, effective April 27, 2018.

On May 1, 2018, the Company announced the retirement of William J. Scarff, the Company’s President and Chief Executive Officer and member of the board of directors, which retirement became effective May 14, 2018. Also on May 1, 2018, the Company announced the departure of Christopher S. Cooper, Senior Vice President and Chief Operating Officer, and Robert L. Stillwell, Jr., Senior Vice President and Chief Financial Officer, from their respective positions with the Company, effective April 27, 2018. There were no disagreements between the Company and any of Messrs. Scarff, Cooper or Stillwell (collectively, the “Departing Executives”) which led to their retirement or separation (as applicable) from the Company.

On May 4, 2018, the board of directors appointed Kenneth Mariani to serve as President and Chief Executive Officer of the Company, effective May 14, 2018,

On May 17, 2018, Mr. Scarff resigned from the board of directors of the Company. There were no disagreements between Mr. Scarff and the Company which led to Mr. Scarff’s resignation from the board of directors. Also on May 17, 2018, the board of directors appointed Mr. Mariani to serve as a director of the Company to fill the vacancy caused by Mr. Scarff’s resignation.

Subsequent Event. On July 25, 2018, Matthew J. Hoss tendered his resignation from his position as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018. There were no disagreements between Mr. Hoss and the Company which led to his separation from the Company.

On July 25, 2018, the board of directors appointed Denise DuBard to serve as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the new accounting pronouncement related to the presentation of statement of cash flows – restricted cash in the first quarter of 2018. See Note 2 for additional information. A retrospective change for the period from January 1, 2017 through May 4, 2017 on the Unaudited Condensed Statement of Consolidated Cash Flows as previously presented was required due to adoption. The table below sets forth the retrospective adjustment to the period from January 1, 2017 through May 4, 2017:

	Previously Reported Period from January 1, 2017 through May 4, 2017	Adjustment Effect	As Adjusted Period from January 1, 2017 through May 4, 2017
	(In thousands)
Changes in operating assets and liabilities:
Restricted cash	$(7,561)	$7,561	$—
Net cash provided by operating activities	117,937	7,561	125,498
Net change in cash and cash equivalents	4,767	7,561	12,328
Cash and cash equivalents, end of period	20,140	7,561	27,701

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1,
	Months Ended	Months Ended	through	through	2017 through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$758,764	$758,764
Fresh start valuation adjustments	—	—	—	(827,120)	(827,120)
Professional fees	(210)	(625)	(349)	(12,239)	(19,824)
Other	(558)	(661)	—	(526)	(594)
Reorganization items, net	$(768)	$(1,286)	$(349)	$(81,121)	$(88,774)

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

Statement of Cash Flows—Restricted Cash a consensus of the FASB Emerging Issues Task Force. In November 2016, the FASB issued an accounting standards update to clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes in restricted cash and restricted cash equivalents that result from the transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The new guidance requires transition under a retrospective approach for each period presented. We adopted this guidance and applied the disclosure requirements retrospectively to the Unaudited Condensed Statement of Consolidated Cash Flows.

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

Although the adoption of ASC 606 did not have an impact on the Company’s net income or cash flows, it did result in the reclassification of fees incurred under certain gathering and gas processing agreements. Such reclassification led to an overall decrease in oil and natural gas sales with a corresponding decrease in gathering, processing and transportation as follows (in thousands):

	For the Three Months Ended
	June 30, 2018
	As Reported	Previous Revenue Recognition Method	Increase/ (Decrease)
	(in thousands)
Revenues:
Oil and natural gas sales	$90,894	$91,628	$(734)
Cost and expenses:
Gathering, processing and transportation	5,975	6,709	$(734)

Net income (loss)	$(25,279)	$(25,279)	$—

	For the Six Months Ended
	June 30, 2018
	As Reported	Previous Revenue Recognition Method	Increase/ (Decrease)
	(in thousands)
Revenues:
Oil and natural gas sales	$178,741	$180,326	$(1,585)
Cost and expenses:
Gathering, processing and transportation	11,575	13,160	$(1,585)

Net income (loss)	$(22,040)	$(22,040)	$—

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at June 30, 2018.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018
	(in thousands)
Revenues
Oil	$58,540	$113,267
NGLs	10,931	21,877
Natural gas	21,423	43,597
Oil and natural gas sales	$90,894	$178,741

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $32.8 million at June 30, 2018 and $30.1 million at December 31, 2017.

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

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

Successor			Predecessor
		Period from	Period from	Period from
For the Three	For the Six	May 5, 2017	April 1, 2017	January 1, 2017
Months Ended	Months Ended	through	through	through
June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
$679	$887	$—	$—	$—

Acquisitions and Divestitures

There were no material acquisitions during the three or six months ended June 30, 2018.

On May 30, 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (the “South Texas Divestiture”) for total proceeds of approximately $18.4 million, including estimated post-closing adjustments, which includes $18.6 million in cash and $0.2 million in accounts payable. We recorded a (gain) loss on sale of properties of approximately ($0.2) million and $2.1 million during the three and six months ended June 30, 2018, respectively, in “(gain) loss on sale of properties” in the accompanying Unaudited Condensed Statements of Consolidated Operations. The net proceeds from the sale were used to reduce outstanding borrowings under our Credit Facility (as defined below). This disposition did not qualify as a discontinued operation.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no material acquisitions or divestitures for the period from January 1, 2017 through May 4, 2017 or for the period from May 5, 2017 through June 30, 2017.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Successor
	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$13,440	$—	$13,440

Liabilities:
Commodity derivatives	$—	$43,376	$—	$43,376

	Successor
	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$38,188	$—	$38,188

Liabilities:
Commodity derivatives	$—	$15,112	$—	$15,112

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

•	No impairments were recognized during the three or six months ended June 30, 2018, for the period from January 1, 2017 through May 4, 2017 or the period from May 5, 2017 through June 30, 2017.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under the Credit Agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $2.6 million against amounts outstanding under our Credit Facility (as defined below) at June 30, 2018. See Note 7 for additional information regarding our Credit Facility.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI or ICE Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At June 30, 2018, we had the following open commodity positions:

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

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2018 and December 31, 2017. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under the Credit Agreement.

		Successor		Successor
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2018	2018	2017	2017
		(In thousands)
Commodity contracts		$12,776	$31,007	$37,729	$9,183
Gross fair value		12,776	31,007	37,729	9,183
Netting arrangements		(10,240)	(10,240)	(9,183)	(9,183)
Net recorded fair value	Short-term derivative instruments	$2,536	$20,767	$28,546	$—

Commodity contracts		$664	$12,369	$459	$5,929
Gross fair value		664	12,369	459	5,929
Netting arrangements		(591)	(591)	(459)	(459)
Net recorded fair value	Long-term derivative instruments	$73	$11,778	$—	$5,470

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

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1, 2017
	Months Ended	Months Ended	through	through	through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
(Gain) loss on commodity derivatives	$35,652	$46,108	$(1,915)	$(12,835)	$(23,076)

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2018 (in thousands):

Asset retirement obligations at beginning of period (Successor)	$100,173
Liabilities added from acquisition or drilling	89
Liabilities settled	(380)
Liabilities removed upon sale of wells	(15,665)
Accretion expense	3,147
Revision of estimates (1)	(13,286)
Asset retirement obligation at end of period	74,078
Less: Current portion	(438)
Asset retirement obligations - long-term portion (Successor)	$73,640

(1)

The decrease in revision of estimates during the six months ended June 30, 2018 is primarily due to receiving new cost estimates from third parties regarding the estimated plugging and abandonment costs.

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	Successor	Successor
	June 30,	December 31,
	2018	2017
	(In thousands)
$1.0 billion Credit Facility, variable-rate, due March 2021 (1)	$314,000	$376,000
Long-term debt	$314,000	$376,000

(1)	The carrying amount of our Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

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

On May 15, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement, dated as of May 4, 2017 (the “Credit Agreement”), to among other things, (i) reflect the reduction of the borrowing base under the Credit Agreement from $435.0 million to $430.0 million, effective as of May 15, 2018, with the borrowing base to be further reduced by $15.0 million upon the consummation of the South Texas Divestiture and by $5.0 million each month until the next scheduled redetermination of the borrowing base to occur on or about October 1, 2018; and (ii) amend the minimum hedging requirement to disregard the reasonably anticipated production of hydrocarbons from the assets to be sold in the South Texas Divestiture.

The borrowing base as of June 30, 2018 was $410.0 million.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1, 2017
	Months Ended	Months Ended	through	through	through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
Credit Facility	5.80%	5.64%	4.91%	n/a	n/a
Predecessor's revolving credit facility	n/a	n/a	n/a	3.80%	4.18%

Letters of Credit

At June 30, 2018, we had $2.4 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Credit Facility was $5.4 million at June 30, 2018. The unamortized deferred financing costs are amortized over the remaining life of our Credit Facility.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 300,000,000 shares of common stock, $0.0001 par value per share. The following is a summary of the changes in our common stock issued for the six months ended June 30, 2018:

Common
Shares
Balance, December 31, 2017 (Successor)	25,000,000
Issuance of common stock	—
Restricted stock units vested	124,137
Repurchase of common shares	(51,281)
Balance, June 30, 2018 (Successor)	25,072,856

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings per Share/Unit

The following sets forth the calculation of earnings (loss) per share/unit, or EPS/EPU, for the periods indicated (in thousands, except per share/unit amounts):

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1,
	Months Ended	Months Ended	through	through	2017 through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
Net income (loss) attributable to Successor/Predecessor	$(25,279)	$(22,040)	$(906)	$(74,578)	$(90,955)
Less: Net income allocated to participating restricted stockholders	—	—	—	—	—
Basic and diluted earnings available to common stockholders/limited partners	$(25,279)	$(22,040)	$(906)	$(74,578)	$(90,955)

Common shares/units:
Common shares/units outstanding — basic	25,038	25,019	25,000	83,800	83,807
Dilutive effect of potential common shares/units	—	—	—	—	—
Common shares/units outstanding — diluted	25,038	25,019	25,000	83,800	83,807

Net earnings per share/unit:
Basic	$(1.01)	$(0.88)	$(0.04)	$(0.89)	$(1.09)
Diluted	$(1.01)	$(0.88)	$(0.04)	$(0.89)	$(1.09)
Antidilutive stock options (1)	135	135	516	—	—
Antidilutive warrants (2)	2,174	2,174	2,174	—	—

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

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

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.4 million at June 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.3 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2017 (Successor)	682,792	$13.54
Granted (2)	156,500	$10.86
Forfeited (3)	(327,473)	$13.70
Vested	(118,692)	$13.77
TSUs outstanding at June 30, 2018 (Successor)	393,127	$12.27

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the six months ended June 30, 2018 was $1.7 million based on a grant date market price ranging from $10.30 to $11.00 per share.
(3)	In connection with the separation and retirement agreements of certain executives as discussed in Note 1, the Departing Executives forfeited 298,354 TSUs during the three months ended June 30, 2018.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $0.8 million at June 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

On June 1, 2018, the board of directors granted PSUs to certain executives of the Company. The PSUs will vest based on the satisfaction of service and market vesting conditions with market vesting based on the Company’s achievement of certain share price targets. The PSUs are subject to service-based vesting such that 50% of the PSUs service vest on the applicable market vesting date and an additional 25% of the PSUs service vest on each of the first and second anniversaries of the applicable market vesting date.

In the event of a qualifying termination, subject to certain conditions, (i) all PSUs that have satisfied the market vesting conditions will fully service vest, upon such termination, and (ii) if the termination occurs between the second and third anniversaries of the grant date, then PSUs that have not market vested as of the termination will market vest to the extent that the share targets (in each case, reduced by $0.25) are achieved as of such termination. Subject to the foregoing, any unvested PSUs will be forfeited upon termination of employment.

A Monte Carlo simulation was used in order to determine the fair value of these awards at the grant date.

The assumptions used to estimate the fair value of the PSUs are as follows:

	Awards Issued on May 14, 2018
Share price targets	$12.50	$15.00	$17.50
Risk-free interest rate	2.68%	2.68%	2.68%
Dividend yield	—	—	—
Expected volatility	50.0%	50.0%	50.0%
Calculated fair value per PSU	$9.71	$8.52	$7.48

The following table summarizes information regarding the PSUs granted under the MIP for the period presented:

Weighted-
Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2017 (Successor)	—	$—
Granted (2)	125,000	$8.57
Forfeited	—	$—
Vested	—	$—
PSUs outstanding at June 30, 2018 (Successor)	125,000	$8.57

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the six months ended June 30, 2018 was $1.1 million based on a calculated fair value price ranging from $7.48 to $9.71 per share.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Options

The restricted stock options granted are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock option awards was $0.6 million at June 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.9 years.

No restricted stock options were granted during the three or six months ended June 30, 2018.

The following table summarizes information regarding the restricted stock option awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Options	per Option (1)
Restricted stock options outstanding at December 31, 2017 (Successor)	517,398	$5.01
Granted	—	$—
Forfeited	(17,126)	$5.01
Vested	(365,654)	$5.01
Restricted stock options outstanding at June 30, 2018 (Successor)	134,618	$5.01

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Stock Option Modification

On April 27, 2018, in connection with the separation and retirement of certain executives as discussed in Note 1, the board of directors of the Company approved the acceleration of the vesting schedule for 298,354 unvested restricted stock option awards with an exercisable period of two years that otherwise would have been forfeited upon an involuntary termination.

The acceleration of the restricted stock options vesting schedule represents an improbable to probable modification. The grant-date fair value compensation cost of approximately $0.5 million was reversed and the modified-date grant fair value compensation cost of $0.3 million was recognized.

The modified-date grant fair value was estimated using the Black-Scholes option pricing model using the following assumptions:

Awards Issued in
Successor Period
Risk-free interest rate	2.49%
Dividend yield	—
Expected life (in years)	2.0
Expected volatility	50.0%
Strike Price	$21.58
Calculated fair value per stock option	$0.85

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

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $0.4 million at June 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.5 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the Board RSUs granted under the Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2017 (Successor)	16,341	$13.77
Granted	28,708	$10.45
Forfeited	—	$—
Vested	(5,445)	$13.77
Board RSUs outstanding at June 30, 2018 (Successor)	39,604	$11.36

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of Board RSUs issued for the six months ended June 30, 2018 was $0.3 million based on a grant date market price of $10.45.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP, Directors Compensation Plan and Memorial Production Partners GP LLC Long Term Incentive Plan awards, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1, 2017
	Months Ended	Months Ended	through	through	through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
Equity classified awards
TSUs (Successor)	$(837)	$111	$422	$—	$—
PSUs (Successor)	251	251	—	—	—
Board RSUs (Successor)	35	54	4	—	—
Restricted stock options (Successor)	(134)	75	101	—	—
Restricted common units (Predecessor)	—	—	—	2,644	3,713
Liability classified awards
Phantom units (Predecessor)	—	—	—	(102)	(46)
	$(685)	$491	$527	$2,542	$3,667

Note 12. Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	Successor	Successor
	June 30,	December 31,
	2018	2017
Accrued general and administrative expense	$8,477	$4,412
Accrued lease operating expense	7,923	6,439
Accrued capital expenditures	4,226	3,854
Accrued exploration expense	2,888	—
Accrued ad valorem tax	1,436	398
Asset retirement obligations	438	713
Accrued interest payable	105	1,309
Other	—	1,108
Accrued liabilities	$25,493	$18,233

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	Successor	Successor
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$7,586	$6,392
Restricted cash	325	—
Total cash, cash equivalents and restricted cash	$7,911	$6,392

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	Successor		Predecessor
	For The	Period from	Period from
	Six Months	May 5, 2017	January 1, 2017
	Ended	through	through
	June 30, 2018	June 30, 2017	May 4, 2017
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$10,815	$1,752	$6,598
Cash paid for reorganization items, net	1,522	412	11,999
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(446)	5,288	3,173
(Increase) decrease in accounts receivable/payable related to divestiture	(206)	—	—

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and a related person in which the related person had a direct or indirect material interest for the three or six months ended June 30, 2018, for the period from January 1, 2017 through May 4, 2017, or the period from May 5, 2017 through June 30, 2017.

Note 14. Commitments and Contingencies

Litigation and Environmental

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. On January 13, 2017, the Company received a letter from the Environmental Protection Agency (“EPA”) concerning potential violations of the Clean Air Act (“CAA”) section 112(r) associated with our Bairoil complex in Wyoming. The Company met with the EPA on February 16, 2017 to present relevant information related to the allegations. On September 12, 2017, the EPA filed an Administrative Compliance Order on Consent for which the Company must bring all outstanding issues to closure no later than June 30, 2018. On June 14, 2018, we sent the EPA a letter informing the EPA that we had completed all remedial action items related to the Administrative Compliance Order on Consent. We currently cannot estimate the potential penalties, fines or other expenditures, if any, that may result from any EPA actions relating to the alleged violations and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company’s financial position, results of operations or cash flows. Other than the Chapter 11 proceedings and the alleged CAA violations discussed herein, based on facts currently available, we are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At June 30, 2018 and December 31, 2017, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Application for Final Decree

On April 30, 2018, the Debtors filed with the Bankruptcy Court a motion for a final decree and entry of an order closing the chapter 11 cases with respect to each of the Debtors other than (i) San Pedro Bay Pipeline Company, Ch. 11 Case No. 17-30249, (ii) Rise Energy Beta, LLC, Ch. 11 Case No. 17-30250, and (iii) Beta Operating Company, LLC, Ch. 11 Case No. 17-30253, (collectively, the “Closing Debtors”). On May 30, 2018, the court entered the final decree closing the chapter 11 cases of the Closing Debtors.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC, has an obligation with the BOEM in connection with its 2009 acquisition of our properties in offshore California. The trust account had the required minimum balance of $152.0 million at June 30, 2018 and December 31, 2017 and is fully cash funded. The held-to-maturity investments held in the trust account at June 30, 2018 for the U.S. Bank money market cash equivalent was $152.4 million.

In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated costs of decommissioning may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until the second half of 2018.

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

The Company had no income tax benefit/(expense) for the three and six months ended June 30, 2018, and an income tax benefit of $0.6 million for the period from May 5, 2017 through June 30, 2017 and $0.1 million for the period from January 1, 2017 through May 4, 2017. The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2018, 39.5% for the period from May 5, 2017 through June 30, 2017 and 0.1% for the period from January 1, 2017 through May 4, 2017. The effective tax rates for the three and six months ended June 30, 2018 are different from the statutory U.S. federal income tax rate primarily due to our existing valuation allowances. The effective tax rate for the period from May 5, 2017 through June 30, 2017 is different from the statutory U.S. federal income tax rate due to the impact of state taxes, disallowed expenses, and changes in the rate applied to historic deferred balances.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) temporary bonus depreciation that will allow for full expensing of qualified property, (3) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income, and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of June 30, 2018, we have not changed the provisional amounts recorded in 2017. Based on a continued analysis of the estimates, revisions may occur during the allowable measurement period.

Note 16. Subsequent Events

Management Changes

On July 25, 2018, Matthew J. Hoss tendered his resignation from his position as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018. There were no disagreements between Mr. Hoss and the Company which led to his separation from the Company.

On July 25, 2018, the board of directors appointed Denise DuBard to serve as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through Amplify Energy Operating LLC (“OLLC”), our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and offshore California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2017:

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

Recent Developments

South Texas Divestiture

In May 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (“South Texas Divestiture”) for total proceeds of approximately $18.4 million, including estimated post-closing adjustments, which include $18.6 million in cash and $0.2 million in accounts payable. The proceeds from the sale were used to reduce outstanding borrowings under our Credit Facility. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, “Item 1. Financial Statements” for additional information.

Management and Board Changes

On April 27, 2018, the board of directors appointed Martyn Willsher to serve as our Senior Vice President and Chief Financial Officer of the Company, effective April 27, 2018.

On May 1, 2018, we announced the retirement of William J. Scarff, the Company’s President and Chief Executive Officer, which retirement became effective May 14, 2018. Also on May 1, 2018, we announced the departure of Christopher S. Cooper, our Senior Vice President and Chief Operating Officer, and Robert L. Stillwell, Jr., our Senior Vice President and Chief Financial Officer, from their respective positions with the Company, effective April 27, 2018. There were no disagreements between us and any of Messrs. Scarff, Cooper or Stillwell (collectively, the “Departing Executives”) which led to their retirement or separation (as applicable) from the Company.

On May 4, 2018, the board of directors appointed Kenneth Mariani to serve as our President and Chief Executive Officer of the Company, effective May 14, 2018.

On May 17, 2018, Mr. Scarff resigned from the board of directors of the Company. There were no disagreements between us and Mr. Scarff which led to Mr. Scarff’s resignation from the board of directors. Also on May 17, 2018, the board of directors appointed Mr. Mariani to serve as a director of the Company to fill the vacancy caused by Mr. Scarff’s resignation.

On July 25, 2018, Matthew J. Hoss tendered his resignation from his position as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018. There were no disagreements between us and Mr. Hoss which led to his separation from the Company.

On July 25, 2018, the board of directors appointed Denise DuBard to serve as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018.

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

•

Exploration expense. These are geological and geophysical costs and include seismic costs, costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts. Exploration expense also includes rig contract termination fees.

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

•

Income tax expense. We are a corporation subject to federal and certain state income taxes. Our Predecessor was organized as a pass-through entity for federal and most state income tax purposes. During the period from January 1, 2017 through May 4, 2017, certain of our consolidated subsidiaries were taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax for activity in the State of Texas.

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

Results of Operations

The results of operations for the three and six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017, the period from April 1, 2017 through May 4, 2017 and the period from January 1, 2017 through May 4, 2017 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	Successor		Predecessor
		Period from	Period from
	For the Three	May 5, 2017	April 1, 2017
	Months Ended	through	through
	June 30, 2018	June 30, 2017	May 4, 2017
	($ In thousands)		($ In thousands)
Oil and natural gas sales	$90,894	$42,228	$27,686
Lease operating expense	27,500	18,842	9,582
Gathering, processing and transportation	5,975	4,114	2,737
Exploration expense	2,988	7	5
Taxes other than income	5,535	1,933	921
Depreciation, depletion and amortization	13,619	8,351	9,835
General and administrative expense	16,863	7,382	8,236
Accretion of asset retirement obligations	1,429	1,027	912
(Gain) loss on commodity derivative instruments	35,652	(1,915)	(12,835)
(Gain) loss on sale of properties	(227)	—	—
Interest expense, net	(6,287)	(3,797)	(1,843)
Reorganization items, net	(768)	(349)	(81,121)
Income tax benefit (expense)	—	592	—
Net income (loss)	(25,279)	(906)	(74,578)

Oil and natural gas revenue:
Oil sales	$58,540	$22,070	$14,466
NGL sales	10,931	4,112	3,495
Natural gas sales	21,423	16,046	9,725
Total oil and natural gas revenue	$90,894	$42,228	$27,686

Production volumes:
Oil (MBbls)	892	525	315
NGLs (MBbls)	391	219	160
Natural gas (MMcf)	7,665	5,092	3,173
Total (MMcfe)	15,369	9,576	6,025
Average net production (MMcfe/d)	168.9	168.0	177.2

Average sales price:
Oil (per Bbl)	$65.57	$41.93	$45.81
NGL (per Bbl)	27.95	18.60	21.90
Natural gas (per Mcf)	2.79	3.15	3.06
Total (per Mcfe)	$5.91	$4.41	$4.59

Average unit costs per Mcfe:
Lease operating expense	$1.79	$1.97	$1.59
Gathering, processing and transportation	0.39	0.43	0.45
Taxes other than income	0.36	0.20	0.15
General and administrative expense	1.10	0.77	1.37
Depletion, depreciation and amortization	0.89	0.87	1.63

	Successor		Predecessor
		Period from	Period from
	For the Six	May 5, 2017	January 1, 2017
	Months Ended	through	through
	June 30, 2018	June 30, 2017	May 4, 2017
	($ In thousands)		($ In thousands)
Oil and natural gas sales	$178,741	$42,228	$108,970
Lease operating expense	57,070	18,842	35,568
Gathering, processing and transportation	11,575	4,114	10,772
Exploration expense	3,022	7	21
Taxes other than income	10,572	1,933	5,187
Depreciation, depletion and amortization	26,577	8,351	37,717
General and administrative expense	27,520	7,382	31,606
Accretion of asset retirement obligations	3,147	1,027	3,407
(Gain) loss on commodity derivative instruments	46,108	(1,915)	(23,076)
(Gain) loss on sale of properties	2,146	—	—
Interest expense, net	(12,059)	(3,797)	(10,243)
Reorganization items, net	(1,286)	(349)	(88,774)
Income tax benefit (expense)	—	592	91
Net income (loss)	(22,040)	(906)	(90,955)

Oil and natural gas revenue:
Oil sales	$113,267	$22,070	$55,767
NGL sales	21,877	4,112	14,103
Natural gas sales	43,597	16,046	39,100
Total oil and natural gas revenue	$178,741	$42,228	$108,970

Production volumes:
Oil (MBbls)	1,795	525	1,204
NGLs (MBbls)	803	219	616
Natural gas (MMcf)	15,441	5,092	12,411
Total (MMcfe)	31,029	9,576	23,336
Average net production (MMcfe/d)	171.4	168.0	188.2

Average sales price:
Oil (per Bbl)	$63.10	$41.93	$46.28
NGL (per Bbl)	27.24	18.60	22.90
Natural gas (per Mcf)	2.82	3.15	3.15
Total (per Mcfe)	$5.76	$4.41	$4.67

Average unit costs per Mcfe:
Lease operating expense	$1.84	$1.97	$1.52
Gathering, processing and transportation	0.37	0.43	0.46
Taxes other than income	0.34	0.20	0.22
General and administrative expense	0.89	0.77	1.35
Depletion, depreciation and amortization	0.86	0.87	1.62

For the Three Months Ended June 30, 2018, for the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017

Net losses of $25.3 million, $0.9 million and $74.6 million were recorded for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017, and the period from April 1, 2017 through May 4, 2017, respectively.

•

Oil, natural gas and NGL revenues were $90.9 million, $42.2 million and $27.7 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. Average net production volumes were approximately 168.9 MMcfe/d, 168.0 MMcfe/d and 177.2 MMcfe/d for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The change in production volumes was primarily due to the natural decline of wells, decreased drilling activity and the South Texas Divestiture. The average realized sales price was $5.91 per Mcfe, $4.41 per Mcfe and $4.59 per Mcfe for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The increase was primarily due to increases in realized prices for oil and NGLs.

•

Lease operating expense was $27.5 million, $18.8 million and $9.6 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, lease operating expense was $1.79, $1.97 and $1.59 for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively.

•

Gathering, processing and transportation was $6.0 million, $4.1 million and $2.7 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The change in gathering, processing and transportation was primarily the result of lower production and the impact of the new accounting standard related to revenue from contracts with customers adopted on January 1, 2018. On a per Mcfe basis, gathering, processing and transportation were $0.39, $0.43 and $0.45 for each of the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively.

•

Exploration expense was $3.0 million for the three months ended June 30, 2018 and less than $0.1 million for the periods from May 5, 2017 through June 30, 2017 and from January 1, 2017 through May 4, 2017. The change in exploration expense was primarily due to a $2.9 million expense associated with the early termination of a rig contract in East Texas.

•

Taxes other than income were $5.5 million, $1.9 million and $0.9 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, taxes other than income were $0.36, $0.20 and $0.15 for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The change in taxes other than income on a per Mcfe basis was primarily due to an increase in commodity price.

•

DD&A expense was $13.6 million, $8.4 million and $9.8 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The change in DD&A expense was primarily due to lower rates as a result of the application of fresh start accounting, a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018 and which assets were accounted for as assets held for sale for the period from March 31, 2018 through the closing date.

•

General and administrative expense was $16.9 million, $7.4 million and $8.2 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. General and administrative expense includes $7.7 million in severance payments to the Departing Executives during the three months ended June 30, 2018. Non-cash share/unit-based compensation expense was $0.3 million, $0.5 million and $2.5 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The three-month period ended June 30, 2018, includes a $1.7 million reduction in non-cash share/unit-based compensation related to the impact of management separation and retirement agreements for the Departing Executives, TSUs and restricted stock options. The period from April 1, 2017 through May 4, 2017 includes $2.3 million of non-cash share/unit-based compensation related to the cancellation of the Predecessor’s restricted common units.

•

Net losses on commodity derivative instruments of $35.7 million were recognized for the three months ended June 30, 2018, consisting of $2.0 million of cash settlement receipts on expired positions offset by a $37.7 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $1.9 million were recognized for the period from May 5, 2017 through June 30, 2017, consisting of $8.3 million of cash settlement receipts on expired positions and partially offset by a $6.4 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $12.8 million were recognized for the period from April 1, 2017 through May 4, 2017, consisting of $5.1 million of cash settlement receipts on expired positions and a $7.8 million increase in the fair value of open positions.

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

•

Interest expense, net was $6.3 million, $3.8 million and $1.8 million for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. The Company recognized $1.2 million and $0.3 million in amortization and write-off of deferred financing costs for the three months ended June 30, 2018 and for the period from May 5, 2017 through June 30, 2017, respectively. No amortization of deferred financing costs was recorded for the period from April 1, 2017 through May 4, 2017, as the unamortized amount of deferred financing costs was written off in the fourth quarter of 2016.

Average outstanding borrowings under our Credit Facility were $334.2 million for the three months ended June 30, 2018. Average outstanding borrowings under our Credit Facility were $424.7 million for the period from May 5, 2017 through June 30, 2017. Average outstanding borrowings under our Predecessor’s revolving credit facility were $454.1 million for the period from April 1, 2017 through May 4, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from April 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date.

•

The Company has incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Company’s Chapter 11 proceedings since January 16, 2017, the petition date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, and advisor and professional fees. The Company incurred $0.8 million, $0.3 million and $81.1 million of reorganization items, net for the three months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from April 1, 2017 through May 4, 2017, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item.1 Financial Statements” of this quarterly report for additional information.

For the six months ended June 30, 2018, for the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017

Net losses of $22.0 million, $0.9 million and $91.0 million were recorded for the six months ended June 30, 2018, for the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

•

Oil, natural gas and NGL revenues were $178.7 million, $42.2 million and $109.0 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Average net production volumes were approximately 171.4 MMcfe/d, 168.0 MMcfe/d and 188.2 MMcfe/d for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in production volumes was due to natural decline of wells, decreased drilling activities and the South Texas Divestiture. The average realized sales price was $5.76 per Mcfe, $4.41 per Mcfe and $4.67 per Mcfe for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in the average realized sales price was primarily due to increases in realized prices for oil and NGLs.

•

Lease operating expense was $57.1 million, $18.8 million and $35.6 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, lease operating expense was $1.84, $1.97 and $1.52 for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in lease operating expense on a per Mcfe basis was primarily related to lower production.

•

Gathering, processing and transportation expenses were $11.6 million, $4.1 million and $10.8 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in gathering, processing and transportation was primarily the result of lower production and the impact of the new accounting standard related to revenue from contracts with customers adopted on January 1, 2018. On a per Mcfe basis, gathering, processing and transportation expenses were $0.37, $0.43 and $0.46 for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

•

Exploration expense was $3.0 million for the six months ended June 30, 2018 and less than $0.1 million for the periods from May 5, 2017 through June 30, 2017 and from January 1, 2017 through May 4, 2017. The change in exploration expense was primarily due to a $2.9 million expense associated with the early termination of a rig contract in East Texas.

•

Taxes other than income was $10.6 million, $1.9 million and $5.2 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, taxes other than income were $0.34, $0.20 and $0.22 for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in taxes other than income on a per Mcfe basis was primarily due to an increase in commodity prices.

•

DD&A expense was $26.6 million, $8.4 million and $37.7 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in DD&A expense was primarily due to lower rates as a result of the application of fresh start accounting, a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018 and which assets were accounted for as held for sale for the period from March 31, 2018 through the closing date.

•

General and administrative expense was $27.5 million, $7.4 million and $31.6 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. General and administrative expense includes $7.7 million in severance payments to the Departing Executives during the six months ended June 30, 2018. Non-cash share/unit-based compensation expense was $1.5 million, $0.5 million and $3.7 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The six-month period ended June 30, 2018, includes a $1.7 million reduction in non-cash share/unit-based compensation expense related to the impact of management separation and retirement agreements for the Departing Executives, TSUs and restricted stock options. The period from January 1, 2017 through May 4, 2017 includes $2.3 million of non-cash share/unit-based compensation expense related to the cancellation of the Predecessor’s restricted common units. Additionally, the Company recorded $7.5 million in prepetition restructuring-related costs primarily for advisory and professional fees for the period from January 1, 2017 through May 4, 2017.

•

Net losses on commodity derivative instruments of $46.1 million were recognized for the six months ended June 30, 2018, consisting of $6.9 million of cash settlements received on expired positions offset by a $53.0 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $1.9 million were recognized for the period from May 5, 2017 through June 30, 2017, consisting of $8.3 million of cash settlements received on expired positions and offset by a $6.4 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $23.1 million were recognized for January 1, 2017 through May 4, 2017, consisting of $15.9 million of cash settlements received on expired positions and $94.1 million in cash settlements received on terminated derivatives. These receipts were partially offset by an $86.9 million decrease in the fair value of open positions.

•

Interest expense, net was $12.1 million, $3.8 million and $10.2 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in interest expense was primarily due to the Company not recording interest expense on the Predecessor’s 7.625% senior notes due May 2021 and 6.875% senior notes due August 2022 (collectively, the “Notes’) for the period from the Petition Date through the Effective Date. The Company recorded $3.5 million in interest expense for the Notes for the period from January 1, 2017 through May 4, 2017. No interest expense was recorded on the Notes for the period from May 5, 2017 through June 30, 2017, as the Notes were cancelled on the Effective Date. The Company recognized $1.8 million and $0.3 million in amortization and write-off of deferred financing cost for the six months ended June 30, 2018 and the period from May 5, 2017 through June 30, 2017, respectively. No amortization of deferred financing cost was recorded for the period from January 1, 2017 through May 4, 2017, as the unamortized amount of deferred financing cost was written off in the fourth quarter of 2016.

Average outstanding borrowings under our Credit Facility were $349.1 million for the six months ended June 30, 2018. Average outstanding borrowings under our Credit Facility were $424.7 million for the period from May 5, 2017 through June 30, 2017. Average outstanding borrowings under the Predecessor’s revolving credit facility were $460.2 million for the period from January 1, 2017 through May 4, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from January 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date.

•

The Company incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since January 16, 2017, the petition date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, advisors and professional fees. The Company incurred $1.3 million, $0.3 million and $88.8 million of reorganization items, net for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item.1 Financial Statements” of this quarterly report for additional information.

Adjusted EBITDA

We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our reconciliation of Adjusted EBITDA to net income and net cash flows from operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss):

Plus:

•	Interest expense;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);

•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets;
•	Share/unit-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Restructuring related costs;
•	Reorganization items, net;
•	Severance payments; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1,
	Months Ended	Months Ended	through	through	2017 through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
	(In thousands)			(In thousands)
Net income (loss)	$(25,279)	$(22,040)	$(906)	$(74,578)	$(90,955)
Interest expense, net	6,287	12,059	3,797	1,843	10,243
Income tax expense (benefit)	—	—	(592)	—	(91)
DD&A	13,619	26,577	8,351	9,835	37,717
Accretion of AROs	1,429	3,147	1,027	912	3,407
(Gains) losses on commodity derivative instruments	35,652	46,108	(1,915)	(12,835)	(23,076)
Cash settlements received (paid) on expired commodity derivative instruments	2,027	6,903	8,284	5,069	15,895
(Gain) loss on sale of properties	(227)	2,146	—	—	—
Acquisition and divestiture related expenses	679	887	—	—	—
Share/Unit-based compensation expense	336	1,512	526	2,542	3,667
Exploration costs	2,988	3,022	—	—	16
(Gain) loss on settlement of AROs	(110)	(110)	—	44	36
Restructuring related costs	—	—	—	—	7,548
Reorganization items, net	768	1,286	349	81,121	88,774
Severance payments	7,709	7,709	—	—	—
Other	(105)	(105)	—	15	57
Adjusted EBITDA	$45,773	$89,101	$18,921	$13,968	$53,238

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	Successor			Predecessor
			Period from	Period from	Period from
	For the Three	For the Six	May 5, 2017	April 1, 2017	January 1,
	Months Ended	Months Ended	through	through	2017 through
	June 30, 2018	June 30, 2018	June 30, 2017	May 4, 2017	May 4, 2017
	(In thousands)			(In thousands)
Net cash provided by (used in) operating activities	$42,128	$84,275	$20,544	$(7,828)	$125,498
Changes in working capital	(13,740)	(18,550)	(5,424)	3,325	(16,524)
Interest expense, net	6,287	12,059	3,797	1,843	10,243
Cash settlements received on terminated derivatives	—	—	—	—	(94,146)
Amortization of deferred financing fees	(1,211)	(1,752)	(346)	—	—
Acquisition and divestiture related expenses	679	887	—	—	—
Income tax expense (benefit) - current portion	—	—	—	—	(17)
Exploration costs	2,988	3,022	—	—	16
Plugging and abandonment cost	270	270	—	95	200
Restructuring related costs	—	—	—	—	7,548
Reorganization items, net	768	1,286	350	16,533	20,420
Severance payments	7,709	7,709	—	—	—
Other	(105)	(105)	—	—	—
Adjusted EBITDA	$45,773	$89,101	$18,921	$13,968	$53,238

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Predecessor’s revolving credit facility and equity and debt capital markets. For the remainder of 2018, we expect our primary funding sources to be cash flows generated by operating activities and available borrowing capacity under our Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 75% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2018, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $38.3 million for the six months ended June 30, 2018, which were primarily related to drilling, capital workovers and facilities located in East Texas and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our properties in offshore California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until the second half of 2018. At June 30, 2018, there was approximately $152.4 million in the trust account and $62.0 million in surety bonds.

Working Capital. We expect to fund our working capital needs primarily with operating cash flows. We also plan to reinvest a sufficient amount of our operating cash flow to fund our expected capital expenditures. Our debt service requirements are expected to be funded by operating cash flows. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” and “— Overview” of this quarterly report for additional information.

As of June 30, 2018, we had a working capital deficit of $26.8 million primarily due to accrued liabilities of $25.5 million, revenues payable of $23.8 million and a current derivative liability of $20.8 million, partially offset by an accounts receivable balance of $33.5 million and a cash balance of $7.6 million.

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

On May 15, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement, dated as of May 4, 2017, to among other things, (i) reflect the reduction of the borrowing base under the Credit Agreement from $435.0 million to $430.0 million, effective as of May 15, 2018, with the borrowing base to be further reduced by $15.0 million upon the consummation of the South Texas Divestiture and by $5.0 million each month until the next scheduled redetermination of the borrowing base to occur on or about October 1, 2018; and (ii) amend the minimum hedging requirement to disregard the reasonably anticipated production of hydrocarbons from the assets to be sold in the South Texas Divestiture. The borrowing base as of June 30, 2018, was $410.0 million.

As of June 30, 2018, we were in compliance with all the financial (interest coverage ratio, current ratio and total leverage ratio) and other covenants associated with our Credit Facility.

As of June 30, 2018, we had approximately $93.6 million of available borrowings under our Credit Facility, net of $2.4 million in letters of credit. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	Successor		Predecessor
		Period from	Period from
	For the Six	May 5, 2017	January 1, 2017
	Months Ended	through	through
	June 30, 2018	June 30, 2017	May 4, 2017
	(In thousands)		(In thousands)
Net cash provided by operating activities	$84,275	$20,544	$125,498
Net cash (used in) investing activities	(20,247)	(9,639)	(6,496)
Net cash provided by (used in) financing activities	(62,509)	(20,094)	(106,674)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $84.3 million, $20.5 and $125.5 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Production volumes were approximately 171.4 MMcfe/d, 168.0 MMcfe/d and 188.2 MMcfe/d for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The average realized sales price was $5.76 per Mcfe, $4.41 per Mcfe and $4.67 per Mcfe for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Lease operating expenses were $57.1 million, $18.8 million and $35.6 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Gathering, processing and transportation was $11.6 million, $4.1 million and $10.8 million for the six months ended June 30, 2018, the period from May 5, 2017 through June 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Cash settlements received on terminated derivatives were $94.1 million for the period from January 1, 2017 through May 4, 2017.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 was $20.2 million, of which $38.8 million was used for additions to oil and natural gas properties and partially offset by $18.6 million in proceeds from the sale of oil and natural gas properties primarily related to the South Texas Divestiture. Net cash used in investing activities for the period from May 5, 2017 through June 30, 2017 was $9.6 million, of which $9.5 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the period from January 1, 2017 through May 4, 2017 was $6.5 million, of which $6.2 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net repayments of $62.0 million and $12.0 million under the Credit Facility for the six months ended June 30, 2018 and for the period from May 5, 2017 through June 30, 2017, respectively. The Company made $8.2 million in payments to the holders of the Notes and $1.3 million in payments to the Predecessor common unitholders, and the Company received a $1.5 million contribution from management in accordance with the Plan for the period from May 5, 2017 through June 30, 2017. The Company had net repayments of $81.7 million under the Predecessor’s revolving credit facility for the period from January 1, 2017 through May 4, 2017. In addition, the Company had made $16.4 million in payments to the holders of the Notes in accordance with the Plan and paid $8.6 million in deferred financing costs for the period from January 1, 2017 through May 4, 2017.

Contractual Obligations

During the six months ended June 30, 2018, there were no significant changes in our consolidated contractual obligations from those reported in our 2017 Form 10-K except for the Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of June 30, 2018, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2018, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our Credit Agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $2.6 million against amounts outstanding under our Credit Facility at June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements,” Note 14, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
Common Shares Repurchased (1)
April 1, 2018 - April 30, 2018 (Successor)	—	$—	n/a	n/a
May 1, 2018 - May 31, 2018 (Successor)	21,620	$10.61	n/a	n/a
June 1, 2018 - June 30, 2018 (Successor)	6,461	$11.00	n/a	n/a

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

3.2	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

Exhibit Number		Description
10.1	—

Second Amendment to Amended and Restated Credit Agreement, dated as of May 15, 2018, among Amplify Energy Operating LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 17, 2018).

10.2*	—	Employment Agreement, dated May 5, 2018, by and between Amplify Energy Corp. and Kenneth Mariani.

10.3*	—	Letter Agreement, dated April 27, 2018, by and between Amplify Energy Corp. and William J. Scarff.

10.4*	—	Letter Agreement, dated April 27, 2018, by and between Amplify Energy Corp. and Robert L. Stillwell, Jr.

10.5*	—	Letter Agreement, dated April 27, 2018, by and between Amplify Energy Corp. and Christopher S. Cooper.

10.6*	—	Form of RSU Award Agreement.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: August 8, 2018	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer