Form 10-Q
period 2018-09-30
Amplify Energy Corp
filed 2018-11-07
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-35364

AMPLIFY ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-1326219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1700, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 490-8900

500 Dallas Street, Suite 1600, Houston, Texas 77002

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑  Yes      ☐ No

As of November 2, 2018, the registrant had 25,072,856 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP.

Table of Contents

		Page

	Glossary of Oil and Natural Gas Terms	1
	Names of Entities	3
	Cautionary Note Regarding Forward-Looking Statements	4

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 (Successor Period) and December 31, 2017 (Successor Period)	7
	Unaudited Condensed Statements of Consolidated Operations for the Three and Nine Months Ended September 30, 2018 (Successor Period), the three months ended September 30, 2017 (Successor Period), the period from May 5, 2017 through September 30, 2017 (Successor Period) and the period from January 1, 2017 through May 4, 2017 (Predecessor Period)	8
	Unaudited Condensed Statements of Consolidated Cash Flows for the Nine Months Ended September 30, 2018 (Successor Period), the period from May 5, 2017 through September 30, 2017 (Successor Period) and the period from January 1, 2017 through May 4, 2017 (Predecessor Period)	10
	Unaudited Condensed Statements of Consolidated Equity for the Nine Months Ended September 30, 2018 (Successor Period)	11
	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1 – Organization and Basis of Presentation	12
	Note 2 – Summary of Significant Accounting Policies	14
	Note 3 – Revenue	15
	Note 4 – Acquisitions and Divestitures	17
	Note 5 – Fair Value Measurements of Financial Instruments	17
	Note 6 – Risk Management and Derivative Instruments	19
	Note 7 – Asset Retirement Obligations	20
	Note 8 – Long-term Debt	21
	Note 9 – Equity (Deficit)	23
	Note 10 – Earnings per Share/Unit	23
	Note 11 – Long-Term Incentive Plans	24
	Note 12 -Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows	27
	Note 13 – Related Party Transactions	28
	Note 14 – Commitments and Contingencies	28
	Note 15 – Income Taxes	29
	Note 16 – Subsequent Events	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

Signatures		45

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	Successor	Successor
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,862	$6,392
Restricted cash	325	—
Accounts receivable	28,833	36,391
Short-term derivative instruments	996	28,546
Prepaid expenses and other current assets	6,283	7,220
Total current assets	48,299	78,549
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	593,361	603,053
Support equipment and facilities	103,569	100,225
Other	6,300	6,133
Accumulated depreciation, depletion and impairment	(73,133)	(35,979)
Property and equipment, net	630,097	673,432
Long-term derivative instruments	25	—
Restricted investments	156,848	156,938
Other long-term assets	5,998	8,545
Total assets	$841,267	$917,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,859	$1,941
Revenues payable	24,269	22,427
Accrued liabilities (see Note 12)	20,345	18,233
Short-term derivative instruments	41,420	—
Total current liabilities	90,893	42,601
Long-term debt (see Note 8)	294,000	376,000
Asset retirement obligations	74,765	99,460
Long-term derivative instruments	10,030	5,470
Total liabilities	469,688	523,531
Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Warrants, 2,173,913 warrants issued and outstanding at September 30, 2018 and December 31, 2017	4,788	4,788
Common stock, $0.0001 par value: 300,000,000 shares authorized; 25,072,856 and 25,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	390,140	387,856
Accumulated earnings (deficit)	(23,352)	1,286
Total stockholders'/partners' equity	371,579	393,933
Total liabilities and equity	$841,267	$917,464

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	Successor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
Revenues:
Oil and natural gas sales	$85,446	$75,534
Other revenues	76	55
Total revenues	85,522	75,589

Costs and expenses:
Lease operating expense	27,505	29,119
Gathering, processing and transportation	6,197	7,077
Exploration	9	4
Taxes other than income	4,717	4,214
Depreciation, depletion and amortization	13,355	13,467
General and administrative expense	8,219	11,097
Accretion of asset retirement obligations	1,272	1,665
(Gain) loss on commodity derivative instruments	21,110	14,217
(Gain) loss on sale of properties	(707)	—
Other, net	639	772
Total costs and expenses	82,316	81,632
Operating income (loss)	3,206	(6,043)
Other income (expense):
Interest expense, net	(5,336)	(5,808)
Other income (expense)	(2)	—
Total other income (expense)	(5,338)	(5,808)
Income (loss) before reorganization items, net and income taxes	(2,132)	(11,851)
Reorganization items, net	(466)	(33)
Income tax benefit (expense)	—	4,348
Net income (loss)	(2,598)	(7,536)
Net income (loss) attributable to common stockholders/limited partners	$(2,598)	$(7,536)

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$(0.10)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	25,073	25,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share/unit amounts)

	Successor		Predecessor
		Period from	Period from
	For the Nine	May 5, 2017	January 1,
	Months Ended	through	2017 through
	September 30, 2018	September 30, 2017	May 4, 2017
Revenues:
Oil and natural gas sales	$264,187	$117,762	$108,970
Other revenues	255	222	231
Total revenues	264,442	117,984	109,201

Costs and expenses:
Lease operating expense	84,575	47,961	35,568
Gathering, processing, and transportation	17,772	11,191	10,772
Exploration	3,031	11	21
Taxes other than income	15,289	6,147	5,187
Depreciation, depletion, and amortization	39,932	21,818	37,717
General and administrative expense	35,739	18,479	31,606
Accretion of asset retirement obligations	4,419	2,692	3,407
(Gain) loss on commodity derivative instruments	67,218	12,302	(23,076)
(Gain) loss on sale of properties	1,439	—	—
Other, net	519	772	36
Total costs and expenses	269,933	121,373	101,238
Operating income (loss)	(5,491)	(3,389)	7,963
Other income (expense):
Interest expense, net	(17,395)	(9,605)	(10,243)
Other income (expense)	—	(6)	8
Total other income (expense)	(17,395)	(9,611)	(10,235)
Income (loss) before reorganization items, net and income taxes	(22,886)	(13,000)	(2,272)
Reorganization items, net	(1,752)	(382)	(88,774)
Income tax benefit (expense)	—	4,940	91
Net income (loss)	(24,638)	(8,442)	(90,955)
Net income (loss) attributable to Successor/Predecessor	$(24,638)	$(8,442)	$(90,955)

Earnings per share/unit: (See Note 10)
Basic and diluted earnings per share/unit	$(0.98)	$(0.34)	$(1.09)
Weighted average common shares/units outstanding:
Basic and diluted	25,037	25,000	83,807

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	Successor		Predecessor
		Period from	Period from
	For the Nine	May 5, 2017	January 1, 2017
	Months Ended	through	through
	September 30, 2018	September 30, 2017*	May 4, 2017*
Cash flows from operating activities:
Net income (loss)	$(24,638)	$(8,442)	$(90,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	39,932	21,818	37,717
(Gain) loss on derivative instruments	67,218	12,302	(23,076)
Cash settlements (paid) received on expired derivative instruments	6,287	21,277	15,895
Cash settlements (paid) on terminated derivatives	—	—	94,146
Deferred income tax expense (benefit)	—	(5,837)	(74)
Amortization and write-off of deferred financing costs	2,249	916	—
Accretion of asset retirement obligations	4,419	2,692	3,407
(Gain) loss on sale of properties	1,439	—	—
Share/unit-based compensation (see Note 11)	3,090	1,543	3,667
Settlement of asset retirement obligations	(600)	(174)	(164)
Reorganization items, net	—	—	68,356
Other	—	—	56
Changes in operating assets and liabilities:
Accounts receivable	7,252	1,182	1,024
Prepaid expenses and other assets	1,698	5,683	735
Payables and accrued liabilities	8,279	(2,570)	15,030
Other	(15)	(77)	(266)
Net cash provided by operating activities	116,610	50,313	125,498
Cash flows from investing activities:
Additions to oil and gas properties	(46,002)	(27,661)	(6,211)
Additions to other property and equipment	(167)	(48)	(76)
Additions to restricted investments	(413)	(310)	(209)
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	18,088	—	—
Other	503	—	—
Net cash (used in) investing activities	(27,991)	(28,019)	(6,496)
Cash flows from financing activities:
Advances on revolving credit facilities	21,000	—	16,600
Payments on revolving credit facilities	(103,000)	(27,000)	(98,252)
Deferred financing costs	(18)	(184)	(8,575)
Payment to holders of the Notes	—	(8,193)	(16,446)
Payment to Predecessor common unitholders	—	(1,250)	—
Contribution from management	—	1,500	—
Restricted units returned to plan	(815)	—	(10)
Other	9	(9)	9
Net cash (used in) provided by financing activities	(82,824)	(35,136)	(106,674)
Net change in cash, cash equivalents and restricted cash	5,795	(12,842)	12,328
Cash, cash equivalents and restricted cash, beginning of period	6,392	20,140	15,373
Cash, cash equivalents and restricted cash, end of period	$12,187	$7,298	$27,701

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY (SUCCESSOR)

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2017 (Successor)	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	(24,638)	(24,638)
Share-based compensation expense	—	—	3,090	—	3,090
Restricted shares repurchased	—	—	(815)	—	(815)
Other	—	—	9	—	9
Balance at September 30, 2018 (Successor)	$3	$4,788	$390,140	$(23,352)	$371,579

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

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and in federal waters offshore California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

On May 4, 2018, the board of directors appointed Kenneth Mariani to serve as President and Chief Executive Officer of the Company, effective May 14, 2018.

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

Also on July 25, 2018, Matthew J. Hoss tendered his resignation from his position as Vice President and Chief Accounting Officer of the Company, effective August 9, 2018. There were no disagreements between Mr. Hoss and the Company which led to his separation from the Company.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and guidelines of the Securities and Exchange Commission (the “SEC”). The results reported in these Unaudited Condensed Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

The Company adopted the new accounting pronouncement related to the presentation of statement of cash flows — restricted cash in the first quarter of 2018. See Note 2 for additional information. A retrospective change for the period from January 1, 2017 through May 4, 2017 and May 5, 2017 through September 30, 2017 on the Unaudited Condensed Statement of Consolidated Cash Flows as previously presented was required due to adoption. The table below sets forth the retrospective adjustments for the periods presented:

	Predecessor
	Previously Reported Period from January 1, 2017 through May 4, 2017	Adjustment Effect	As Adjusted Period from January 1, 2017 through May 4, 2017
	(In thousands)
Changes in operating assets and liabilities:
Restricted cash	$(7,561)	$7,561	$—
Net cash provided by operating activities	117,937	7,561	125,498
Net change in cash and cash equivalents	4,767	7,561	12,328
Cash and cash equivalents, end of period	20,140	7,561	27,701

	Successor
	Previously Reported Period from May 5, 2017 through September 30, 2017	Adjustment Effect	As Adjusted Period from May 5, 2017 through September 30, 2017
	(In thousands)
Changes in operating assets and liabilities:
Restricted cash	$7,561	$(7,561)	$—
Net cash provided by operating activities	57,874	(7,561)	50,313
Net change in cash and cash equivalents	(5,281)	(7,561)	(12,842)
Cash and cash equivalents, end of period	14,859	(7,561)	7,298

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

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1,
	Months Ended	Months Ended	Months Ended	through	2017 through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$—	$758,764
Fresh start valuation adjustments	—	—	—	—	(827,120)
Professional fees	(14)	—	(638)	(349)	(19,824)
Other	(452)	(33)	(1,114)	(33)	(594)
Reorganization items, net	$(466)	$(33)	$(1,752)	$(382)	$(88,774)

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

Fair Value Measurement. In August 2018, the FASB issued an amendment to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements were removed, modified and added and primarily relate to Level 3 hierarchy measurements and changes to non-public entities disclosures. The guidance is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The impact of this guidance is not expected to have a material impact on the Company.

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

In July 2018, the FASB issued a revision to lease accounting implementation guidance, targeting improvements to comparative reporting requirements for initial adoption. Previously, the reporting requirements for initial adoption required an entity to initially apply the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements (which is January 1, 2017, for calendar-year-end public business entities that adopt the new leases standard on January 1, 2019). Under this new revision an optional method in addition to the existing method allows entities to initially apply the new leases standard at the adoption date January 1, 2019 for calendar-year-end public business entities and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This option will be evaluated as part of the Company’s implementation process. The FASB also issued another update in July on additional codification improvements, primarily corrections and clarifications.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although the adoption of ASC 606 did not have an impact on the Company’s net income or cash flows, it did result in the reclassification of fees incurred under certain gathering and gas processing agreements. Such reclassification led to an overall decrease in oil and natural gas sales with a corresponding decrease in gathering, processing and transportation as follows:

	For the Three Months Ended
	September 30, 2018
	As Reported	Previous Revenue Recognition Method	Increase/ (Decrease)
	(in thousands)
Revenues:
Oil and natural gas sales	$85,446	$86,173	$(727)
Cost and expenses:
Gathering, processing and transportation	6,197	6,923	$(727)

Net income (loss)	$(2,598)	$(2,598)	$—

	For the Nine Months Ended
	September 30, 2018
	As Reported	Previous Revenue Recognition Method	Increase/ (Decrease)
	(in thousands)
Revenues:
Oil and natural gas sales	$264,187	$266,101	$(1,914)
Cost and expenses:
Gathering, processing and transportation	17,772	19,686	$(1,914)

Net income (loss)	$(24,638)	$(24,638)	$—

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

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at September 30, 2018.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
	(in thousands)
Revenues
Oil	$52,576	$165,843
NGLs	12,132	34,009
Natural gas	20,738	64,335
Oil and natural gas sales	$85,446	$264,187

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $27.9 million at September 30, 2018 and $30.1 million at December 31, 2017.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

Successor				Predecessor
			Period from	Period from
For the Three	For the Three	For the Nine	May 5, 2017	January 1, 2017
Months Ended	Months Ended	Months Ended	through	through
September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
$82	$238	$969	$238	$—

Acquisitions and Divestitures

There were no material acquisitions during the three or nine months ended September 30, 2018.

On May 30, 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (the “South Texas Divestiture”) for total proceeds of approximately $18.1 million, including estimated post-closing adjustments, which includes $18.6 million in cash and $0.5 million in accounts payable. We recorded a (gain) loss on sale of properties of approximately ($0.7) million and $1.4 million during the three and nine months ended September 30, 2018, respectively, in “(gain) loss on sale of properties” in the accompanying Unaudited Condensed Statements of Consolidated Operations. The net proceeds from the sale were used to reduce outstanding borrowings under our Credit Facility (as defined below). This disposition did not qualify as a discontinued operation.

There were no material acquisitions or divestitures for the three months ended September 30, 2017, the period from January 1, 2017 through May 4, 2017 or for the period from May 5, 2017 through September 30, 2017.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at September 30, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Successor
	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$6,508	$—	$6,508

Liabilities:
Commodity derivatives	$—	$56,937	$—	$56,937

	Successor
	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$38,188	$—	$38,188

Liabilities:
Commodity derivatives	$—	$15,112	$—	$15,112

See Note 6 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding factors such as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value esitamtes are based on unobseravable market data and are classified within Level 3 of the fair value hierarchy. See Note 7 for a summary of changes in AROs.

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

•

No impairments were recognized during the three or nine months ended September 30, 2018, for the three months ended September 30, 2017, the period from January 1, 2017 through May 4, 2017 or the period from May 5, 2017 through September 30, 2017.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $1.0 million against amounts outstanding under our Credit Facility (as defined below) at September 30, 2018. See Note 8 for additional information regarding our Credit Facility and our New Revolving Credit Facility (as defined below).

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

We enter into natural gas derivative contracts that are indexed to NYMEX-Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX-WTI or ICE Brent. Our NGL derivative contracts are primarily indexed to OPIS Mont Belvieu. At September 30, 2018, we had the following open commodity positions:

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at September 30, 2018 and December 31, 2017. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under the Credit Agreement.

		Successor		Successor
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		September 30,	September 30,	December 31,	December 31,
Type	Balance Sheet Location	2018	2018	2017	2017
		(In thousands)
Commodity contracts		$6,220	$46,644	$37,729	$9,183
Gross fair value		6,220	46,644	37,729	9,183
Netting arrangements		(5,224)	(5,224)	(9,183)	(9,183)
Net recorded fair value	Short-term derivative instruments	$996	$41,420	$28,546	$—

Commodity contracts		$287	$10,292	$459	$5,929
Gross fair value		287	10,292	459	5,929
Netting arrangements		(262)	(262)	(459)	(459)
Net recorded fair value	Long-term derivative instruments	$25	$10,030	$—	$5,470

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

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1, 2017
	Months Ended	Months Ended	Months Ended	through	through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
(Gain) loss on commodity derivatives	$21,110	$14,217	$67,218	$12,302	$(23,076)

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2018 (in thousands):

Asset retirement obligations at beginning of period (Successor)	$100,173
Liabilities added from acquisition or drilling	89
Liabilities settled	(600)
Liabilities removed upon sale of wells	(15,665)
Accretion expense	4,419
Revision of estimates (1)	(13,213)
Asset retirement obligation at end of period	75,203
Less: Current portion	(438)
Asset retirement obligations - long-term portion (Successor)	$74,765

(1)

The decrease in revision of estimates during the nine months ended September 30, 2018 is primarily due to receiving new cost estimates from third parties regarding the estimated plugging and abandonment costs.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	Successor	Successor
	September 30,	December 31,
	2018	2017
	(In thousands)
$1.0 billion Credit Facility, variable-rate, due March 2021 (1)	$294,000	$376,000
Long-term debt	$294,000	$376,000

(1)	The carrying amount of our Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

OLLC Revolving Credit Facility

At September 30, 2018, Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), was a party to a $1.0 billion revolving credit facility (our “Credit Facility”) which was guaranteed by us and all of our current subsidiaries.

Our borrowing base under our Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which took into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

On May 15, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement, dated as of May 4, 2017 (the “Credit Agreement”), to among other things, (i) reflect the reduction of the borrowing base under the Credit Agreement from $435.0 million to $430.0 million, effective as of May 15, 2018, with the borrowing base to be further reduced by $15.0 million upon the consummation of the South Texas Divestiture and by $5.0 million each month until the next scheduled redetermination of the borrowing base; and (ii) amend the minimum hedging requirement to disregard the reasonably anticipated production of hydrocarbons from the assets to be sold in the South Texas Divestiture.

The borrowing base under our Credit Facility as of September 30, 2018 was $390.0 million.

On November 2, 2018, in connection with entry into the New Revolving Credit Facility (as defined below), the Credit Facility was terminated and repaid in full, as discussed below under “Subsequent Event—New Revolving Credit Facility.”

Subsequent Event New Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc., our wholly owned subsidiaries, entered into a credit agreement (the “New Credit Agreement”) providing for a new $425.0 million reserve-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of Montreal, as administrative agent (in such capacity, the “Agent”) and an issuer of letters of credit, and the other lenders and agents from time to time party thereto. The New Revolving Credit Facility matures on November 2, 2023.

The New Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the PV-9 attributable to our oil and gas properties. The initial borrowing base is $425.0 million. The first scheduled redetermination will take place on or about April 1, 2019. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination will be based on a January 1st engineering report and the October 1st scheduled redetermination will be based on a July 1st engineering report. The January 1st engineering report will be audited by (or, at the option of OLLC, prepared by) an independent petroleum engineering firm reasonably acceptable to the Agent and the July 1st engineering report may be prepared internally by petroleum engineers who are employees of OLLC or its subsidiaries.

At OLLC’s option, borrowings under the New Credit Agreement will bear interest at the base rate, LIBOR Market Index rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the federal funds effective rate plus 50 basis points, (ii) the rate of interest in effect for each day as publicly announced from time to time by the Agent as its “prime rate”; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points per annum. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans and LIBOR Market loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The New Credit Agreement contains negative covenants that limit our and our subsidiaries’ ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments. In addition, the credit agreement requires that OLLC comply with the following financial covenants: (i) as of the date of determination, the ratio of total debt to EBITDAX (as defined in the New Credit Agreement) shall be no more than 4.00 to 1.00, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the New Credit Agreement) shall not be less than 1.00 to 1.00.

OLLC’s obligations under the New Credit Agreement may be accelerated, subject to customary grace and cure periods, upon the occurrence of certain Events of Default (as defined in the New Credit Agreement). Such Events of Default include customary events of default for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of our subsidiaries, defaults related to judgments and the occurrence of a Change in Control (as defined in the New Credit Agreement).

The Company’s obligations under the New Revolving Credit Facility are secured by mortgages on not less than 85% of the PV-9 value of oil and gas properties (and at least 85% of the PV-9 value of the proved, developed and producing oil and gas properties) included in the determination of the borrowing base. OLLC and our other subsidiaries entered into a Pledge and Security Agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of our assets (subject to permitted liens). Additionally, the Company entered into a Non-Recourse Pledge Agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a pledge and security interest of 100% of the equity interests held by the Company in Amplify Acquisitionco, Inc.

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

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1, 2017
	Months Ended	Months Ended	Months Ended	through	through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
Credit Facility	5.94%	4.86%	5.73%	5.01%	n/a
Predecessor's revolving credit facility	n/a	n/a	n/a	n/a	4.18%

Letters of Credit

At September 30, 2018, we had $2.4 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our Credit Facility was $4.9 million at September 30, 2018. At September 30, 2018, the unamortized deferred financing costs were amortized over the remaining life of our Credit Facility.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 300,000,000 shares of common stock, $0.0001 par value per share. The following is a summary of the changes in our common stock issued for the nine months ended September 30, 2018:

Common
Shares
Balance, December 31, 2017 (Successor)	25,000,000
Issuance of common stock	—
Restricted stock units vested	129,737
Repurchase of common shares	(56,881)
Balance, September 30, 2018 (Successor)	25,072,856

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

Note 10. Earnings per Share/Unit

The following sets forth the calculation of earnings (loss) per share/unit, or EPS/EPU, for the periods indicated (in thousands, except per share/unit amounts):

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1,
	Months Ended	Months Ended	Months Ended	through	2017 through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
Net income (loss) attributable to Successor/Predecessor	$(2,598)	$(7,536)	$(24,638)	$(8,442)	$(90,955)
Less: Net income allocated to participating restricted stockholders	—	—	—	—	—
Basic and diluted earnings available to common stockholders/limited partners	$(2,598)	$(7,536)	$(24,638)	$(8,442)	$(90,955)

Common shares/units:
Common shares/units outstanding — basic	25,073	25,000	25,037	25,000	83,807
Dilutive effect of potential common shares/units	—	—	—	—	—
Common shares/units outstanding — diluted	25,073	25,000	25,037	25,000	83,807

Net earnings per share/unit:
Basic	$(0.10)	$(0.30)	$(0.98)	$(0.34)	$(1.09)
Diluted	$(0.10)	$(0.30)	$(0.98)	$(0.34)	$(1.09)
Antidilutive stock options (1)	116	517	116	517	—
Antidilutive warrants (2)	2,174	2,174	2,174	2,174	—

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.7 million at September 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.2 years.

The following table summarizes information regarding the TSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2017 (Successor)	682,792	$13.54
Granted (2)	256,500	$10.91
Forfeited (3)	(360,513)	$13.57
Vested	(124,292)	$13.77
TSUs outstanding at September 30, 2018 (Successor)	454,487	$11.97

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the nine months ended September 30, 2018 was $2.8 million based on a grant date market price ranging from $10.30 to $11.00 per share.
(3)

In connection with the separation and retirement agreements of certain executives as discussed in Note 1, the Departing Executives forfeited 298,354 TSUs during the nine months ended September 30, 2018.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $1.1 million at September 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

During the nine months ended September 30, 2018, the board of directors granted PSUs to certain executives of the Company. The PSUs will vest based on the satisfaction of service and market vesting conditions with market vesting based on the Company’s achievement of certain share price targets. The PSUs are subject to service-based vesting such that 50% of the PSUs service vest on the applicable market vesting date and an additional 25% of the PSUs service vest on each of the first and second anniversaries of the applicable market vesting date.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on May 14, 2018	2.68%	2.68%	2.68%
Awards Issued on July 1, 2018	2.61%	2.61%	2.61%
Awards Issued on August 1, 2018	2.76%	2.76%	2.76%

Dividend yield	—	—	—

Expected volatility:
Awards Issued on May 14, 2018	50.0%	50.0%	50.0%
Awards Issued on July 1, 2018	50.0%	50.0%	50.0%
Awards Issued on August 1, 2018	55.0%	55.0%	55.0%

Calculated fair value per PSU:
Awards Issued on May 14, 2018	$9.71	$8.52	$7.48
Awards Issued on July 1, 2018	$9.87	$8.72	$7.68
Awards Issued on August 1, 2018	$9.79	$8.66	$7.65

The following table summarizes information regarding the PSUs granted under the MIP for the period presented:

Weighted-
Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2017 (Successor)	—	$—
Granted (2)	215,000	$8.64
Forfeited	—	$—
Vested	—	$—
PSUs outstanding at September 30, 2018 (Successor)	215,000	$8.64

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the nine months ended September 30, 2018 was $1.9 million based on a calculated fair value price ranging from $7.48 to $9.87 per share.

Restricted Stock Options

The restricted stock options granted are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock option awards was $0.5 million at September 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.6 years.

No restricted stock options were granted during the three or nine months ended September 30, 2018.

The following table summarizes information regarding the restricted stock option awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Options	per Option (1)
Restricted stock options outstanding at December 31, 2017 (Successor)	517,398	$5.01
Granted	—	$—
Forfeited	(36,127)	$5.01
Vested	(365,654)	$5.01
Restricted stock options outstanding at September 30, 2018 (Successor)	115,617	$5.01

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Stock Option Modification

On April 27, 2018, in connection with the separation and retirement of certain executives as discussed in Note 1, the board of directors of the Company approved the acceleration of the vesting schedule for 298,354 unvested restricted stock option awards with an exercisable period of two years that otherwise would have been forfeited upon an involuntary termination.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $0.4 million at September 30, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.3 years.

The following table summarizes information regarding the Board RSUs granted under the Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2017 (Successor)	16,341	$13.77
Granted (2)	28,708	$10.45
Forfeited	—	$—
Vested	(5,445)	$13.77
Board RSUs outstanding at September 30, 2018 (Successor)	39,604	$11.36

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of Board RSUs issued for the nine months ended September 30, 2018 was $0.3 million based on a grant date market price of $10.45.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP, Directors Compensation Plan and Memorial Production Partners GP LLC Long Term Incentive Plan awards, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1, 2017
	Months Ended	Months Ended	Months Ended	through	through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
Equity classified awards
TSUs (Successor)	$490	$745	$601	$1,168	$—
PSUs (Successor)	495	—	747	—	—
Board RSUs (Successor)	44	19	98	22	—
Restricted stock options (Successor)	39	252	115	353	—
Restricted common units (Predecessor)	—	—	—	—	3,713
Liability classified awards
Phantom units (Predecessor)	—	—	—	—	(46)
	$1,068	$1,016	$1,561	$1,543	$3,667

Note 12. Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	Successor	Successor
	September 30,	December 31,
	2018	2017
Accrued general and administrative expense	$4,832	$4,412
Accrued lease operating expense	8,827	6,439
Accrued capital expenditures	3,744	3,854
Accrued exploration expense	252	—
Accrued ad valorem tax	2,099	398
Asset retirement obligations	438	713
Accrued interest payable	145	1,309
Other	8	1,108
Accrued liabilities	$20,345	$18,233

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	Successor	Successor
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$11,862	$6,392
Restricted cash	325	—
Total cash, cash equivalents and restricted cash	$12,187	$6,392

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	Successor		Predecessor
	For The	Period from	Period from
	Nine Months	May 5, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	May 4, 2017
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$15,405	$7,039	$6,598
Cash paid for reorganization items, net	2,004	7,333	11,999
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(565)	12,636	3,173

Note 13. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and a related person in which the related person had a direct or indirect material interest for the three or nine months ended September 30, 2018, for the period from January 1, 2017 through May 4, 2017, or the period from May 5, 2017 through September 30, 2017.

Note 14. Commitments and Contingencies

Litigation and Environmental

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. On January 13, 2017, the Company received a letter from the Environmental Protection Agency (“EPA”) concerning potential violations of the Clean Air Act (“CAA”) section 112(r) associated with our Bairoil complex in Wyoming. The Company met with the EPA on February 16, 2017 to present relevant information related to the allegations. On September 12, 2017, the EPA filed an Administrative Compliance Order on Consent for which the Company was required to bring all outstanding issues to closure no later than June 30, 2018. On June 14, 2018, we sent the EPA a letter informing the EPA that we had completed all remedial action items related to the Administrative Compliance Order on Consent. In September 2018, we came to an agreement regarding the potential violations, noting no material impact on the Company’s financial position, results of operations or cash flows. Other than the Chapter 11 proceedings and the alleged CAA violations discussed herein, based on facts currently available, we are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At September 30, 2018 and December 31, 2017, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

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

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore California. The trust account (the “Beta Decommissioning Trust Account”) had the required minimum balance of $152.0 million at September 30, 2018 and December 31, 2017 and was fully cash funded. The held-to-maturity investments held in the Beta Decommissioning Trust Account at September 30, 2018 for the U.S. Bank money market cash equivalent was $152.5 million.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated costs of decommissioning may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until 2019 or later.

Subsequent Event. On October 5, 2018, the Company received approximately $61.5 million from the Beta Decommissioning Trust Account. The cash released to the Company’s balance sheet was made pursuant to an order of the U.S. Bankruptcy Court dated February 9, 2018, which allowed for the release of Beta cash subject to certain conditions that have since been satisfied. Following the cash release, Beta’s decommissioning obligations remain fully supported by A-rated surety bonds and $90.0 million of cash.

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

The Company had no income tax benefit/(expense) for the three and nine months ended September 30, 2018, an income tax benefit of $4.3 million for the three months ended September 30, 2017; an income tax benefit of $4.9 million for the period from May 5, 2017 through September 30, 2017 and an income tax benefit of $0.1 million for the period from January 1, 2017 through May 4, 2017. The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2018, 35.6% for the three months ended September 30, 2017, 36.1% for the period from May 5, 2017 through September 30, 2017 and 0.1% for the period from January 1, 2017 through May 4, 2017. The effective tax rates for the three and nine months ended September 30, 2018 are different from the statutory U.S. federal income tax rate primarily due to our existing valuation allowances. The effective tax rate for the three months ended September 30, 2017 and the period from May 5, 2017 through September 30, 2017 is different from the statutory U.S. federal income tax rate due to the impact of state taxes, disallowed expenses, and changes in the rate applied to historic deferred balances.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of the Tax Act that impact us include, but are not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) temporary bonus depreciation that will allow for full expensing of qualified property, (3) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income, and (4) elimination of certain business deductions and credits, including the deduction for entertainment expenditures. In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. As of September 30, 2018, we have not changed the provisional amounts recorded in 2017. Based on a continued analysis of the estimates, revisions may occur during the allowable measurement period.

Note 16. Subsequent Events

Beta Decommissioning Trust Account

See Note 14 for additional information relating to the Beta Decommissioning Trust Account.

New Revolving Credit Facility

See Note 8 for additional information relating to our entrance into the New Revolving Credit Facility and, in connection therewith, the termination and repayment of our Credit Facility.

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

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through Amplify Energy Operating LLC (“OLLC”), our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in Texas, Louisiana, Wyoming and in federal waters offshore California. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2017:

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

Recent Developments

New Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc., our wholly owned subsidiaries, entered into a credit agreement (the “New Credit Agreement”) providing for a new $425.0 million reserve-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of Montreal, as administrative agent (in such capacity, the “Agent”) and an issuer of letters of credit, and the other lenders and agents from time to time party thereto. The New Revolving Credit Facility matures on November 2, 2023.

The New Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the PV-9 attributable to our oil and gas properties. The initial borrowing base is $425.0 million. The first scheduled redetermination will take place on or about April 1, 2019. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination will be based on a January 1st engineering report and the October 1st scheduled redetermination will be based on a July 1st engineering report. The January 1st engineering report will be audited by (or, at the option of OLLC, prepared by) an independent petroleum engineering firm reasonably acceptable to the Agent and the July 1st engineering report may be prepared internally by petroleum engineers who are employees of OLLC or its subsidiaries.

At OLLC’s option, borrowings under the New Credit Agreement will bear interest at the base rate, LIBOR Market Index rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the federal funds effective rate plus 50 basis points, (ii) the rate of interest in effect for each day as publicly announced from time to time by the Agent as its “prime rate”; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points per annum. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans and LIBOR Market loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized.

The New Credit Agreement contains negative covenants that limit our and our subsidiaries’ ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments. In addition, the credit agreement requires that OLLC comply with the following financial covenants: (i) as of the date of determination, the ratio of total debt to EBITDAX (as defined in the New Credit Agreement) shall be no more than 4.00 to 1.00, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the New Credit Agreement) shall not be less than 1.00 to 1.00.

OLLC’s obligations under the New Credit Agreement may be accelerated, subject to customary grace and cure periods, upon the occurrence of certain Events of Default (as defined in the New Credit Agreement). Such Events of Default include customary events of default for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of our subsidiaries, defaults related to judgments and the occurrence of a Change in Control (as defined in the New Credit Agreement).

The Company’s obligations under the New Revolving Credit Facility are secured by mortgages on not less than 85% of the PV-9 value of oil and gas properties (and at least 85% of the PV-9 value of the proved, developed and producing oil and gas properties) included in the determination of the borrowing base. OLLC and our other subsidiaries entered into a Pledge and Security Agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of our assets (subject to permitted liens). Additionally, the Company entered into a Non-Recourse Pledge Agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a pledge and security interest of 100% of the equity interests held by the Company in Amplify Acquisitionco, Inc.

Beta Decommissioning Trust Account

In October 2018, the Company received approximately $61.5 million from the Beta Decommissioning Trust Account. The cash released to the Company’s balance sheet was made pursuant to an order of the U.S. Bankruptcy Court dated February 9, 2018, which allowed for the release of Beta cash subject to certain conditions that have since been satisfied. Following the cash release, Beta’s decommissioning obligations remain still fully supported by A-rated surety bonds and $90 million of cash.

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

Results of Operations

The results of operations for the three and nine months ended September 30, 2018, the three months ended September 30, 2017, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	Successor
	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
	($ In thousands)
Oil and natural gas sales	$85,446	$75,534
Lease operating expense	27,505	29,119
Gathering, processing and transportation	6,197	7,077
Exploration expense	9	4
Taxes other than income	4,717	4,214
Depreciation, depletion and amortization	13,355	13,467
General and administrative expense	8,219	11,097
Accretion of asset retirement obligations	1,272	1,665
(Gain) loss on commodity derivative instruments	21,110	14,217
(Gain) loss on sale of properties	(707)	—
Interest expense, net	(5,336)	(5,808)
Reorganization items, net	(466)	(33)
Income tax benefit (expense)	—	4,348
Net income (loss)	(2,598)	(7,536)

Oil and natural gas revenue:
Oil sales	$52,576	$40,750
NGL sales	12,132	9,927
Natural gas sales	20,738	24,857
Total oil and natural gas revenue	$85,446	$75,534

Production volumes:
Oil (MBbls)	784	923
NGLs (MBbls)	364	437
Natural gas (MMcf)	7,134	8,158
Total (MMcfe)	14,024	16,317
Average net production (MMcfe/d)	152.4	177.4

Average sales price:
Oil (per Bbl)	$67.03	$44.16
NGL (per Bbl)	33.34	22.72
Natural gas (per Mcf)	2.91	3.05
Total (per Mcfe)	$6.09	$4.63

Average unit costs per Mcfe:
Lease operating expense	$1.96	$1.78
Gathering, processing and transportation	0.44	0.43
Taxes other than income	0.34	0.26
General and administrative expense	0.59	0.68
Depletion, depreciation and amortization	0.95	0.83

	Successor		Predecessor
		Period from	Period from
	For the Nine	May 5, 2017	January 1, 2017
	Months Ended	through	through
	September 30, 2018	September 30, 2017	May 4, 2017
	($ In thousands)		($ In thousands)
Oil and natural gas sales	$264,187	$117,762	$108,970
Lease operating expense	84,575	47,961	35,568
Gathering, processing and transportation	17,772	11,191	10,772
Exploration expense	3,031	11	21
Taxes other than income	15,289	6,147	5,187
Depreciation, depletion and amortization	39,932	21,818	37,717
General and administrative expense	35,739	18,479	31,606
Accretion of asset retirement obligations	4,419	2,692	3,407
(Gain) loss on commodity derivative instruments	67,218	12,302	(23,076)
(Gain) loss on sale of properties	1,439	—	—
Interest expense, net	(17,395)	(9,605)	(10,243)
Reorganization items, net	(1,752)	(382)	(88,774)
Income tax benefit (expense)	—	4,940	91
Net income (loss)	(24,638)	(8,442)	(90,955)

Oil and natural gas revenue:
Oil sales	$165,843	$62,820	$55,767
NGL sales	34,009	14,039	14,103
Natural gas sales	64,335	40,903	39,100
Total oil and natural gas revenue	$264,187	$117,762	$108,970

Production volumes:
Oil (MBbls)	2,579	1,450	1,204
NGLs (MBbls)	1,167	658	616
Natural gas (MMcf)	22,575	13,250	12,411
Total (MMcfe)	45,053	25,893	23,336
Average net production (MMcfe/d)	165.0	173.8	188.2

Average sales price:
Oil (per Bbl)	$64.30	$43.35	$46.28
NGL (per Bbl)	29.14	21.34	22.90
Natural gas (per Mcf)	2.85	3.09	3.15
Total (per Mcfe)	$5.86	$4.55	$4.67

Average unit costs per Mcfe:
Lease operating expense	$1.88	$1.85	$1.52
Gathering, processing and transportation	0.39	0.43	0.46
Taxes other than income	0.34	0.24	0.22
General and administrative expense	0.79	0.71	1.35
Depletion, depreciation and amortization	0.89	0.84	1.62

For the three months ended September 30, 2018 and the three months ended September 30, 2017

Net losses of $2.6 million and $7.5 million were recorded for the three months ended September 30, 2018 and 2017, respectively.

Oil, natural gas and NGL revenues were $85.4 million and $75.5 million for the three months ended September 30, 2018 and 2017, respectively. Average net production volumes were approximately 152.4 MMcfe/d and 177.4 MMcfe/d for the three months ended September 30, 2018 and 2017, respectively. The change in production volumes was primarily due to the natural decline of wells, decreased drilling activity and the divestiture of certain of our non-core assets located in South Texas (the “South Texas Divestiture”). The average realized sales price was $6.09 per Mcfe and $4.63 per Mcfe for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to increases in realized prices for oil and NGLs.

Lease operating expense was $27.5 million and $29.1 million for the three months ended September 30, 2018 and 2017, respectively. The change in lease operating expense was primarily related to lower production. On a per Mcfe basis, lease operating expense was $1.96 and $1.78 for the three months ended September 30, 2018 and 2017, respectively.

Gathering, processing and transportation was $6.2 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively. The change in gathering, processing and transportation was primarily the result of lower production and the impact of the new accounting standard related to revenue from contracts with customers adopted on January 1, 2018. On a per Mcfe basis, gathering, processing and transportation was $0.44 and $0.43 for each of the three months ended September 30, 2018 and 2017, respectively.

Taxes other than income was $4.7 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. On a per Mcfe basis, taxes other than income were $0.34 and $0.26 for the three months ended September 30, 2018 and 2017, respectively. The change in taxes other than income on a per Mcfe basis was primarily due to an increase in commodity price.

DD&A expense was $13.4 million and $13.5 million for the three months ended September 30, 2018 and 2017, respectively. The change in DD&A expense was primarily due to a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018 and which assets were accounted for as assets held for sale for the period from March 31, 2018 through the closing date.

General and administrative expense was $8.2 million and $11.1 million for the three months ended September 30, 2018 and 2017, respectively. Non-cash share-based compensation expense was $1.6 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively.

Net losses on commodity derivative instruments of $21.1 million were recognized for the three months ended September 30, 2018, consisting of $20.5 million decrease in the fair value of open positions and $0.6 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $14.2 million were recognized for the three months ended September 30, 2017, consisting of a $27.2 million decrease in the fair value of open positions offset by $13.0 million of cash settlement receipts on expired positions.

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

Interest expense, net was $5.3 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively. The Company recognized $0.5 million and $0.6 million in amortization and write-off of deferred financing costs for the three months ended September 30, 2018 and 2017, respectively.

Average outstanding borrowings under our Credit Facility were $306.7 million and $411.2 million for the three months ended September 30, 2018 and 2017, respectively.

Reorganization items, net represents costs and income directly associated with the Company’s Chapter 11 proceedings since January 16, 2017, the petition date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, and advisor and professional fees. The Company incurred $0.5 million for the three months ended September 30, 2018 and less than $0.1 million for the three months ended September 30, 2017. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

For the nine months ended September 30, 2018, for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017

Net losses of $24.6 million, $8.4 million and $91.0 million were recorded for the nine months ended September 30, 2018, for the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

Oil, natural gas and NGL revenues were $264.2 million, $117.8 million and $109.0 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Average net production volumes were approximately 165.0 MMcfe/d, 173.8 MMcfe/d and 188.2 MMcfe/d for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in production volumes was due to natural decline of wells, decreased drilling activities and the South Texas Divestiture. The average realized sales price was $5.86 per Mcfe, $4.55 per Mcfe and $4.67 per Mcfe for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in the average realized sales price was primarily due to increases in realized prices for oil and NGLs.

Lease operating expense was $84.6 million, $48.0 million and $35.6 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, lease operating expense was $1.88, $1.85 and $1.52 for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in lease operating expense on a per Mcfe basis was primarily related to lower production.

Gathering, processing and transportation expenses were $17.8 million, $11.2 million and $10.8 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in gathering, processing and transportation was primarily the result of lower production and the impact of the new accounting standard related to revenue from contracts with customers adopted on January 1, 2018. On a per Mcfe basis, gathering, processing and transportation expenses were $0.39, $0.43 and $0.46 for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

Exploration expense was $3.0 million for the nine months ended September 30, 2018 and less than $0.1 million for the periods from May 5, 2017 through September 30, 2017 and from January 1, 2017 through May 4, 2017. The change in exploration expense was primarily due to a $2.9 million expense associated with the early termination of a rig contract in East Texas.

Taxes other than income was $15.3 million, $6.1 million and $5.2 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, taxes other than income were $0.34, $0.24 and $0.22 for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in taxes other than income on a per Mcfe basis was primarily due to an increase in commodity prices.

DD&A expense was $39.9 million, $21.8 million and $37.7 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in DD&A expense was primarily due to lower rates as a result of the application of fresh start accounting, a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018 and which assets were accounted for as held for sale for the period from March 31, 2018 through the closing date.

General and administrative expense was $35.7 million, $18.5 million and $31.6 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. General and administrative expense includes $7.5 million in severance payments to the Departing Executives during the nine months ended September 30, 2018. Non-cash share/unit-based compensation expense was $3.1 million, $1.5 million and $3.7 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The nine-month period ended September 30, 2018, includes a $1.7 million reduction in non-cash share/unit-based compensation expense related to the impact of management separation and retirement agreements for the Departing Executives, TSUs and restricted stock options. The period from January 1, 2017 through May 4, 2017 includes $2.3 million of non-cash share/unit-based compensation expense related to the cancellation of the Predecessor’s restricted common units. Additionally, the Company recorded $7.5 million in prepetition restructuring-related costs primarily for advisory and professional fees for the period from January 1, 2017 through May 4, 2017.

Net losses on commodity derivative instruments of $67.2 million were recognized for the nine months ended September 30, 2018, consisting of $6.3 million of cash settlements received on expired positions offset by a $73.5 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $12.3 million were recognized for the period from May 5, 2017 through September 30, 2017, consisting of $21.3 million of cash settlements receipts on expired positions which were offset by a $33.6 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $23.1 million were recognized for January 1, 2017 through May 4, 2017, consisting of $15.9 million of cash settlements receipts on expired positions and $94.1 million in cash settlements receipts on terminated derivatives. These receipts were partially offset by an $86.9 million decrease in the fair value of open positions.

Interest expense, net was $17.4 million, $9.6 million and $10.2 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in interest expense was primarily due to the Company not recording interest expense on the Predecessor’s 7.625% senior notes due May 2021 and 6.875% senior notes due August 2022 (collectively, the “Notes”) for the period from the Petition Date through the Effective Date. The Company recorded $3.5 million in interest expense for the Notes for the period from January 1, 2017 through May 4, 2017. No interest expense was recorded on the Notes for the period from May 5, 2017 through September 30, 2017, as the Notes were cancelled on the Effective Date. The Company recognized $2.2 million and $0.9 million in amortization and write-off of deferred financing cost for the nine months ended September 30, 2018 and the period from May 5, 2017 through September 30, 2017, respectively. No amortization of deferred financing cost was recorded for the period from January 1, 2017 through May 4, 2017, as the unamortized amount of deferred financing cost was written off in the fourth quarter of 2016.

Average outstanding borrowings under our Credit Facility were $334.8 million and $416.4 million for the nine months ended September 30, 2018 and for the period from May 5, 2017 through September 30, 2017, respectively. Average outstanding borrowings under the Predecessor’s revolving credit facility were $460.2 million for the period from January 1, 2017 through May 4, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from January 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date.

Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since January 16, 2017, the petition date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments, advisors and professional fees. The Company incurred $1.8 million, $0.4 million and $88.8 million of reorganization items, net for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item1. Financial Statements” of this quarterly report for additional information.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1,
	Months Ended	Months Ended	Months Ended	through	2017 through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
	(In thousands)				(In thousands)
Net income (loss)	$(2,598)	$(7,536)	$(24,638)	$(8,442)	$(90,955)
Interest expense, net	5,336	5,808	17,395	9,605	10,243
Income tax expense (benefit)	—	(4,348)	—	(4,940)	(91)
DD&A	13,355	13,467	39,932	21,818	37,717
Accretion of AROs	1,272	1,665	4,419	2,692	3,407
(Gains) losses on commodity derivative instruments	21,110	14,217	67,218	12,302	(23,076)
Cash settlements received (paid) on expired commodity derivative instruments	(616)	12,992	6,287	21,276	15,895
(Gain) loss on sale of properties	(707)	—	1,439	—	—
Acquisition and divestiture related expenses	82	238	969	238	—
Share/Unit-based compensation expense	1,578	1,016	3,090	1,543	3,667
Exploration costs	9	4	3,031	—	16
(Gain) loss on settlement of AROs	639	284	529	284	36
Restructuring related costs	—	—	—	—	7,548
Reorganization items, net	466	33	1,752	382	88,774
Severance payments	(258)	—	7,451	—	—
Other	—	—	(105)	—	57
Adjusted EBITDA	$39,668	$37,840	$128,769	$56,758	$53,238

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	Successor				Predecessor
				Period from	Period from
	For the Three	For the Three	For the Nine	May 5, 2017	January 1,
	Months Ended	Months Ended	Months Ended	through	2017 through
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	May 4, 2017
	(In thousands)				(In thousands)
Net cash provided by (used in) operating activities	$32,335	$37,330	$116,610	$50,313	$125,498
Changes in working capital	1,336	(6,358)	(17,214)	(4,219)	(16,524)
Interest expense, net	5,336	5,808	17,395	9,605	10,243
Cash settlements received on terminated derivatives	—	—	—	—	(94,146)
Amortization of deferred financing fees	(497)	(570)	(2,249)	(916)	—
Acquisition and divestiture related expenses	82	238	969	238	—
Income tax expense (benefit) - current portion	—	897	—	897	(17)
Exploration costs	9	4	3,031	—	16
Plugging and abandonment cost	859	458	1,129	458	200
Restructuring related costs	—	—	—	—	7,548
Reorganization items, net	466	33	1,752	382	20,420
Severance payments	(258)	—	7,451	—	—
Other	—	—	(105)	—	—
Adjusted EBITDA	$39,668	$37,840	$128,769	$56,758	$53,238

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Predecessor’s revolving credit facility and equity and debt capital markets. For the remainder of 2018, we expect our primary funding sources to be cash flows generated by operating activities and available borrowing capacity under our New Revolving Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2018, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $45.8 million for the nine months ended September 30, 2018, which were primarily related to drilling, capital workovers and facilities located in East Texas and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our properties in federal waters offshore California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until 2019 or later. At September 30, 2018, there was approximately $152.5 million in the trust account and $62.0 million in surety bonds. On October 5, 2018, the Company received approximately $61.5 million from the Beta Decommissioning Trust Account. The cash released to the Company’s balance sheet was made pursuant to an order of the U.S. Bankruptcy Court dated February 9, 2018, which allowed for the release of Beta cash subject to certain conditions that have since been satisfied. Following the cash release, Beta’s decommissioning obligations remain fully supported by A-rated surety bonds and $90.0 million of cash.

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

As of September 30, 2018, we had a working capital deficit of $42.6 million primarily due to accrued liabilities of $20.3 million, revenues payable of $24.3 million and a current derivative liability of $41.4 million, partially offset by an accounts receivable balance of $28.8 million and a cash balance of $11.9 million.

Debt Agreements

Credit Facility. On May 4, 2017, OLLC, as borrower, entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent. Pursuant to the Credit Agreement the lenders party thereto agreed to provide OLLC with a $1 billion senior secured reserve-based Credit Facility. At September 30, 2018, our borrowing base under our Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which took into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

On May 15, 2018, we entered into the Second Amendment to the Amended and Restated Credit Agreement, dated as of May 4, 2017, to among other things, (i) reflect the reduction of the borrowing base under the Credit Agreement from $435.0 million to $430.0 million, effective as of May 15, 2018, with the borrowing base to be further reduced by $15.0 million upon the consummation of the South Texas Divestiture and by $5.0 million each month until the next scheduled redetermination of the borrowing base; and (ii) amend the minimum hedging requirement to disregard the reasonably anticipated production of hydrocarbons from the assets to be sold in the South Texas Divestiture. The borrowing base as of September 30, 2018, was $390.0 million.

As of September 30, 2018, we were in compliance with all the financial (interest coverage ratio, current ratio and total leverage ratio) and other covenants associated with our Credit Facility.

As of September 30, 2018, we had approximately $93.6 million of available borrowings under our Credit Facility, net of $2.4 million in letters of credit. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding the Credit Facility.

On November 2, 2018, in connection with entry into the New Revolving Credit Facility, the Credit Facility was terminated and repaid in full. For additional information regarding the New Revolving Credit Facility, see “— Recent Developments — New Revolving Credit Facility” and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017 have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	Successor		Predecessor
		Period from	Period from
	For the Nine	May 5, 2017	January 1, 2017
	Months Ended	through	through
	September 30, 2018	September 30, 2017	May 4, 2017
	(In thousands)		(In thousands)
Net cash provided by operating activities	$116,610	$50,313	$125,498
Net cash (used in) investing activities	(27,991)	(28,019)	(6,496)
Net cash provided by (used in) financing activities	(82,824)	(35,136)	(106,674)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $116.6 million, $50.3 and $125.5 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Production volumes were approximately 165.0 MMcfe/d, 173.8 MMcfe/d and 188.2 MMcfe/d for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The average realized sales price was $5.86 per Mcfe, $4.55 per Mcfe and $4.67 per Mcfe for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Lease operating expenses were $84.6 million, $48.0 million and $35.6 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Gathering, processing and transportation was $17.8 million, $11.2 million and $10.8 million for the nine months ended September 30, 2018, the period from May 5, 2017 through September 30, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Cash settlements received on terminated derivatives were $94.1 million for the period from January 1, 2017 through May 4, 2017.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $28.0 million, of which $46.0 million was used for additions to oil and natural gas properties and partially offset by $18.1 million in proceeds from the sale of oil and natural gas properties primarily related to the South Texas Divestiture. Net cash used in investing activities for the period from May 5, 2017 through September 30, 2017 was $28.0 million, of which $27.7 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the period from January 1, 2017 through May 4, 2017 was $6.5 million, of which $6.2 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net repayments of $82.0 million and $27.0 million under the Credit Facility for the nine months ended September 30, 2018 and for the period from May 5, 2017 through September 30, 2017, respectively. The Company made $8.2 million in payments to the holders of the Notes and $1.3 million in payments to the Predecessor common unitholders, and the Company received a $1.5 million contribution from management in accordance with the Plan for the period from May 5, 2017 through September 30, 2017. The Company had net repayments of $81.7 million under the Predecessor’s revolving credit facility for the period from January 1, 2017 through May 4, 2017. In addition, the Company had made $16.4 million in payments to the holders of the Notes in accordance with the Plan and paid $8.6 million in deferred financing costs for the period from January 1, 2017 through May 4, 2017.

Contractual Obligations

During the nine months ended September 30, 2018, there were no significant changes in our consolidated contractual obligations from those reported in our 2017 Form 10-K except for the Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of September 30, 2018, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of September 30, 2018, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At September 30, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $1.0 million against amounts outstanding under our Credit Facility at September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
(In thousands)
Common Shares Repurchased (1)
July 1, 2018 - July 31, 2018 (Successor)	5,600	$11.00	n/a	n/a
August 1, 2018 - August 31, 2018 (Successor)	—	$—	n/a	n/a
September 1, 2018 - September 30, 2018 (Successor)	—	$—	n/a	n/a

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

New Revolving Credit Facility

On November 2, 2018, Amplify Energy Operating LLC (“OLLC”) and Amplify Acquisitionco, Inc., wholly owned subsidiaries of the Company, entered into a credit agreement (the “New Credit Agreement”) providing for a new $425.0 million reserve-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of Montreal, as administrative agent (in such capacity, the “Agent”) and an issuer of letters of credit, and the other lenders and agents from time to time party thereto. The New Revolving Credit Facility matures on November 2, 2023.

The New Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the PV-9 attributable to our oil and gas properties. The initial borrowing base is $425.0 million. The first scheduled redetermination will take place on or about April 1, 2019. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination will be based on a January 1st engineering report and the October 1st scheduled redetermination will be based on a July 1st engineering report. The January 1st engineering report will be audited by (or, at the option of OLLC, prepared by) an independent petroleum engineering firm reasonably acceptable to the Agent and the July 1st engineering report may be prepared internally by petroleum engineers who are employees of OLLC or its subsidiaries.

At OLLC’s option, borrowings under the New Credit Agreement will bear interest at the base rate, LIBOR Market Index rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the federal funds effective rate plus 50 basis points, (ii) the rate of interest in effect for each day as publicly announced from time to time by the Agent as its “prime rate”; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points per annum. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans and LIBOR Market loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized.

The New Credit Agreement contains negative covenants that limit our and our subsidiaries’ ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments. In addition, the credit agreement requires that OLLC comply with the following financial covenants: (i) as of the date of determination, the ratio of total debt to EBITDAX (as defined in the New Credit Agreement) shall be no more than 4.00 to 1.00, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the New Credit Agreement) shall not be less than 1.00 to 1.00.

OLLC’s obligations under the New Credit Agreement may be accelerated, subject to customary grace and cure periods, upon the occurrence of certain Events of Default (as defined in the New Credit Agreement). Such Events of Default include customary events of default for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of our subsidiaries, defaults related to judgments and the occurrence of a Change in Control (as defined in the New Credit Agreement).

The Company’s obligations under the New Revolving Credit Facility are secured by mortgages on not less than 85% of the PV-9 value of oil and gas properties (and at least 85% of the PV-9 value of the proved, developed and producing oil and gas properties) included in the determination of the borrowing base. OLLC and our other subsidiaries entered into a Pledge and Security Agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of our assets (subject to permitted liens). Additionally, the Company entered into a Non-Recourse Pledge Agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a pledge and security interest of 100% of the equity interests held by the Company in Amplify Acquisitionco, Inc.

The foregoing description of the New Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the New Credit Agreement, which is attached to this quarterly report as Exhibit 10.2 and is incorporated by reference herein.

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

3.2	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.1*	—	Employment Agreement, dated July 30, 2018, by and between Amplify Energy Corp. and Denise DuBard.

10.2*	—

Credit Agreement, dated as of November 2, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco, Inc., as parent, Bank of Montreal, as administrative agent and an L/C issuer, and the other lenders and agents from time to time party thereto.

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

Amplify Energy Corp.
(Registrant)

Date: November 7, 2018	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer

Date: November 7, 2018	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer