Form 10-K
period 2018-12-31
Amplify Energy Corp
filed 2019-03-06
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $190.2 million on June 29, 2018, based on $11.00 per share, the last reported sales price of the shares on the OTCQX U.S. Premier marketplace on such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑   No  ☐

As of February 28, 2019, the registrant had 22,141,804 outstanding shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Form 10-K.

AMPLIFY ENERGY CORP.

GLOSSARY OF OIL AND NATURAL GAS TERMS

3-D seismic: Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.

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

Plugging and abandonment: Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another stratum or to the surface. Regulations of all states require plugging of abandoned wells.

Present value of future net revenues or PV-9: The estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 9% in accordance with the guidelines of the U.S. Securities Exchange Commission (the “SEC”).

Present value of future net revenues or PV-10: The estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC.

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

Standardized Measure: The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the SEC and the Financial Accounting Standards Board (“FASB”) (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses and discounted at 10% per annum to reflect the timing of future net revenue. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in our oil and natural gas properties. Because our Predecessor was a limited partnership, it was generally not subject to federal or state income taxes and thus made no provision for federal or state income taxes in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions.

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

•	“Memorial Production Partners,” “MEMP,” and “Predecessor” refer to Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;
•	“Company,” “we,” “our,” “us” or like terms refer to Memorial Production Partners for the period prior to emergence from bankruptcy and to Amplify Energy for the period after emergence from bankruptcy;
•	“Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, the Predecessor’s general partner;
•	“OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly owned subsidiary through which we operate our properties;
•	“Memorial Resource” refers to Memorial Resource Development Corp., the former owner of the Predecessor’s general partner, and its subsidiaries;
•	“MRD LLC” refers to Memorial Resource Development LLC, which is the predecessor of Memorial Resource;
•

“Cinco Group” refers to (i) certain oil and natural gas properties and related assets primarily in the Permian Basin, East Texas and the Rockies owned by: (a) Boaz Energy, LLC, (b) Crown Energy Partners, LLC (“Crown”), (c) the Crown net profits overriding royalty interest and overriding royalty interest, (d) Propel Energy SPV LLC, together with its wholly owned subsidiary Propel Energy Services, LLC, (e) Stanolind Oil and Gas SPV LLC, (f) Tanos Energy, LLC, together with its wholly owned subsidiaries and (g) Prospect Energy, LLC and (ii) certain oil and natural gas properties in Jackson County, Texas  owned by Memorial Resource. MEMP acquired substantially all of the Cinco Group on October 1, 2013 from: (x) Boaz Energy Partners, LLC, Crown Energy Partners Holdings, LLC, Propel Energy, LLC  and Stanolind Oil and Gas LP, all of which were primarily owned by two of the Funds (defined below) and (y) MRD LLC;

•

“the previous owners” for accounting and financial reporting purposes refers collectively to: (a) certain oil and natural gas properties MEMP acquired from MRD LLC in April and May 2012 for periods after common control commenced through their respective acquisition dates, (b) Rise Energy Operating, LLC and its wholly owned subsidiaries (except for Rise Energy Operating, Inc.) from February 3, 2009 (inception) through the date of acquisition, (c) certain oil and natural gas properties and related assets in East Texas and North Louisiana that MEMP acquired in March 2013 (the “WHT Properties”) owned by WHT Energy Partners LLC from February 2, 2011 (inception) through the date of acquisition, (d) the Cinco Group and (e) certain oil and gas properties primarily located in the Joaquin Field in Shelby and Panola counties in East Texas and in Louisiana acquired from Memorial Resource in February 2015 (“Property Swap”) for periods after common control commenced through the date of acquisition;

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

All statements, other than statements of historical fact, included in this report are forward-looking statements. These forward-looking statements may be found in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our results of evaluation and implementation of strategic alternatives;
•	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
•	our ability to satisfy our debt obligations;
•	volatility in the prices for oil, natural gas and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGL reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
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

Overview

Amplify Energy is an independent oil and natural gas company engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment, as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties located in the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2018:

•	Our total estimated proved reserves were approximately 841.1 Bcfe, of which approximately 50% were oil and 79% were classified as proved developed reserves;
•

We produced from 2,068 gross (1,125 net) producing wells across our properties, with an average working interest of 54% and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2018 was 142.5 MMcfe/d, implying a reserve-to-production ratio of approximately 16 years.

Amplify Energy was formed in March 2017 in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from December 2011 to May 2017. As discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data”, on January 16, 2017 (the “Petition Date”), MEMP and certain of its subsidiaries (collectively with MEMP, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 proceedings”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262). On April 14, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Second Amended Joint Plan of Reorganization of Memorial Production Partners LP and its affiliated Debtors, dated April 13, 2017 (as amended and supplemented, the “Plan”). On May 4, 2017, (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan, the Plan became effective in accordance with its terms and the Company emerged from bankruptcy.

Recent Developments

Share Repurchase Program

On December 21, 2018, the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock, with such repurchases to begin on or after January 9, 2019 (in accordance with the SEC’s regulations regarding issuer tender offers). In January and February 2019, the Company repurchased 42,583 shares of common stock at an average price of $8.63 for a total cost of approximately $0.4 million. At February 28, 2019, approximately $24.6 million remains available for share repurchases under the program.

Any share repurchases are subject to restrictions in the Company’s New Revolving Credit Facility (as defined below).

Tender Offer

On November 19, 2018, the Company’s board of directors announced the commencement of a tender offer to purchase up to 2,916,667 shares of the Company’s common stock. On December 19, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated November 19, 2018, as amended, the Company repurchased an aggregate of 2,916,667 shares of common stock at a price of $12.00 per share for a total cost of approximately $35.0 million (excluding fees and expenses relating to the tender offer).

New Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc., our wholly owned subsidiaries, entered into a credit agreement (the “New Credit Agreement”) providing for a new $425.0 million reserve-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of Montreal, as administrative agent and an issuer of letters of credit, and the other lenders and agents from time to time party thereto. The New Revolving Credit Facility matures on November 2, 2023.

The New Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the PV-9 attributable to our oil and gas properties. The first scheduled redetermination will take place on or about April 1, 2019. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The initial borrowing base is $425.0 million.

See Note 11 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information.

Beta Decommissioning Trust Account

In October 2018, the Company received approximately $61.5 million from the trust account (the “Beta Decommissioning Trust Account”). In November 2018, the Company received an additional $1.0 million from the Beta Decommissioning Trust Account that had been withheld from the initial payment on October 5, 2018. The cash released to the Company’s balance sheet was made pursuant to an order of the Bankruptcy Court dated February 9, 2018, which allowed for the release of Beta cash subject to certain conditions that have since been satisfied. Following the cash release, Beta’s decommissioning obligations remain fully supported by A-rated surety bonds and $90 million of cash.

Properties

We engaged Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2018. The following table summarizes information, based on a reserve report prepared by our internal reserve engineers and audited by Ryder Scott (which we refer to as our “reserve report”), about our proved oil and natural gas reserves by geographic region as of December 31, 2018 and our average net production for the three months ended December 31, 2018:

	Estimated Net Proved Reserves					Average Net Production		Average	Producing Wells
								Reserve
		% Oil and	% Natural	% Proved	Standardized		% of	-to-Production
Region	Bcfe (1)	NGL	Gas	Developed	Measure (2)	MMcfe/d	Total	Ratio (3)	Gross	Net
					(in millions)			(Years)
East Texas/ North Louisiana	379	23%	77%	80%	$318	92.8	65%	11.2	1,603	900
Rockies	284	100%	0%	86%	323	24.8	17%	31.4	144	144
California	149	100%	0%	68%	385	18.5	13%	22.1	59	59
South Texas (4)	29	89%	11%	52%	87	6.4	5%	12.4	262	22
Total	841	65%	35%	79%	$1,113	142.5	100%	16.2	2,068	1,125

(1)

Determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

(2)

Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas, and is calculated using SEC pricing, before market differentials, of $65.56/Bbl for crude oil and NGLs and $3.10/MMBtu for natural gas.

(3)

The average reserve-to-production ratio is calculated by dividing estimated net proved reserves as of December 31, 2018 by the annualized average net production for the three months ended December 31, 2018.

(4)	South Texas region properties include wells and properties in fields located primarily in the Eagle Ford and Eagleville as of December 31, 2018.

Our Areas of Operation

East Texas / North Louisiana

Approximately 45% of our estimated proved reserves as of December 31, 2018 and approximately 65% of our average daily net production for the three months ended December 31, 2018 were located in the East Texas/ North Louisiana region. Our East Texas/ North Louisiana properties include wells and properties primarily located in the Joaquin, Carthage, Willow Springs and East Henderson fields in East Texas. Those properties collectively contained 379.1 Bcfe of estimated net proved reserves as of December 31, 2018 based on our reserve report and generated average net production of 92.8 MMcfe/d for the three months ended December 31, 2018.

Rockies

Approximately 34% of our estimated proved reserves as of December 31, 2018 and approximately 17% of our average daily net production for the three months ended December 31, 2018 were located in the Rockies region. Our Rockies properties include wells and properties primarily located in the Lost Soldier and Wertz fields in Wyoming at our Bairoil complex. Our Rockies properties contained 47.4 MMBbls of estimated net proved oil and NGLs reserves as of December 31, 2018 based on our reserve report and generated average net production of 24.8 MMcfe/d for the three months ended December 31, 2018.

Based on our reserve report, the Lost Soldier and Wertz field both contain more than 15% of our total estimated reserves. The following table summarizes production volumes from these fields for the periods presented:

	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
Production Volumes:
Oil (MBbls)	1,300	879	439	1,349
NGLs (MBbls)	220	151	84	178
Total (MBbls)	1,520	1,030	523	1,527
Average net production (MBbls/d)	4.2	4.2	4.2	4.2

California

Approximately 18% of our estimated proved reserves as of December 31, 2018 and approximately 13% of our average daily net production for the three months ended December 31, 2018 were located in federal waters offshore Southern California. These properties (the “Beta properties”) consist of: 100% of the working interests and currently an 75.2% average net revenue interest in three Pacific Outer Continental Shelf lease blocks (P-0300, P-0301 and P-0306), referred to as the Beta Unit, in the Beta Field located in federal waters approximately 11 miles offshore from the Port of Long Beach, California. Our Beta properties contained 24.8 MMBbls of estimated net proved oil reserves as of December 31, 2018 based on our reserve report. Oil and gas is produced from the Beta Unit via two production platforms, referred to as the Ellen and Eureka platforms, equipped with permanent drilling rigs and associated equipment systems. On a third platform, Elly, the oil, water and gas are separated and the oil is prepared for sale, while the gas is burned as fuel for power and the water is recycled back into the reservoir for pressure maintenance. Sales quality oil is then pumped from the Elly platform to the Beta pump station located onshore at the Port of Long Beach, California via a 16-inch diameter oil pipeline, which extends approximately 17.5 miles. Amplify Energy’s wholly owned subsidiary, San Pedro Bay Pipeline Company, owns and operates the pipeline system.

Based on our reserve report, the Beta field contains more than 15% of our total estimated reserves. The following table summarizes production volumes from this field for the periods presented:

	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
Production Volumes:
Oil (MBbls)	1,355	1,022	486	1,445
Average net production (MBbls/d)	3.7	4.2	3.9	3.9

Due to low oil and gas prices, the Beta leases were all granted royalty relief by the U.S. Department of Interior in July 2016. On our two primary producing leases, the royalty rate was reduced from 25% to 12.5%, and on our third lease, the royalty rate was reduced from 16.67% to 8.33%, for a weighted average of 12.4% overall. These royalty relief rates were to be suspended in months in which the trailing twelve-month weighted average NYMEX oil and Henry Hub gas price exceeds $55.16 per Boe which represented a 25% premium to the average realized price recognized by the Company during the qualification period. For the twelve-month period ended June 30, 2018, the twelve-month weighted average price exceeded the $55.16 threshold, which triggered the royalty rates on our leases to revert back to their pre-royalty relief levels effective as of May 31, 2018. The royalty relief will end in the event that the Company generates no benefit from the royalty relief rates for 12 consecutive months.

South Texas

Approximately 3% of our estimated proved reserves as of December 31, 2018 and approximately 5% of our average daily net production for the three months ended December 31, 2018 were located in the South Texas region. Our South Texas properties include wells and properties in fields located primarily in the Eagle Ford and Eagleville. Our South Texas properties contained 29.1 Bcfe of estimated net proved reserves as of December 31, 2018 based on our reserve report. Those properties collectively generated average net production of 6.4 MMcfe/d for the three months ended December 31, 2018. In May 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (the “South Texas Divestiture”). Cash proceeds received from the South Texas Divestiture were approximately $17.1 million.

Our Oil and Natural Gas Data

Our Reserves

Internal Controls. Our proved reserves were estimated at the well or unit level and audited for reporting purposes by Ryder Scott, our independent reserve engineers. The Company maintains internal evaluations of our reserves in a secure reserve engineering database. Ryder Scott interacts with the Company’s internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves audit process. Reserves are reviewed and approved internally by our senior management on an annual basis and evaluated by our lender group on at least a semi-annual basis in connection with borrowing base redeterminations under our New Revolving Credit Facility. Our reserve estimates are audited by Ryder Scott at least annually.

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

Qualifications of Responsible Technical Persons

Internal Engineers. Tony Lopez and Christa Yin are the technical personnel at the Company primarily responsible for overseeing and providing oversight of the preparation of the reserves estimates with our third-party reserve engineers, who audit the internally prepared reserve report for our properties.

Mr. Lopez has 13 years of corporate reserve reporting experience. Most recently Mr. Lopez was Vice President of Acquisitions and Engineering for EnerVest, Ltd., where he managed the corporate reserve reporting process and the financial planning & analysis department. Prior to that, Mr. Lopez was Manager of Reservoir Engineering for EnerVest’s Eastern Division. Mr. Lopez is a graduate of West Virginia University and holds a B.S. in Petroleum and Natural Gas Engineering. Mr. Lopez is an active member of the Society of Petroleum Engineers.

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

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure associated with the estimated proved reserves attributable to our properties as of December 31, 2018, based on our internally prepared reserve report audited by Ryder Scott, our independent reserve engineers. The standardized measure shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	Reserves
	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	(MMcfe) (1)
Estimated Proved Reserves
Developed	54,147	232,110	17,324	660,937
Undeveloped	15,477	61,849	4,248	180,200
Total	69,624	293,959	21,572	841,137

Proved developed reserves as a percentage of total proved reserves				79%

Standardized measure (in thousands) (2)				$1,113

Oil and Natural Gas Prices (3)
Oil – WTI per Bbl				$65.56
Natural gas – Henry Hub per MMBtu				$3.10

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

The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. For a discussion of risks associated with internal reserve estimates, see “Item 1A. Risk Factors — Risks Related to Our Business — Our estimated reserves and future production rates are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.”

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

Development of Proved Undeveloped Reserves

As of December 31, 2018, we had 180.2 Bcfe of proved undeveloped reserves comprised of 15.5 MMBbls of oil, 61.8 Bcfe of natural gas and 4.2 MMBbls of NGLs. None of our PUDs as of December 31, 2018 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as PUDs. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2018 were due to:

•	Downward performance and price revisions of 91 Bcfe;
•	Reclassifications of 18 Bcfe into proved developed reserves as wells are drilled, completed and turned to production; and

•	Reserve additions of 7 Bcfe.

Approximately 6% (18 Bcfe) of our PUDs recorded as of December 31, 2017 were developed during the twelve months ended December 31, 2018. Total costs incurred to develop these PUDs were approximately $27.1 million, of which $11.7 million was incurred in fiscal year 2017 and $15.3 million was incurred in fiscal year 2018. In total, we incurred total capital expenditures of approximately $17.6 million during fiscal year 2018 developing PUDs, which includes $2.3 million associated with PUDs to be completed in 2019. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in the upcoming years. Based on our current expectations of our cash flows, we believe that we can fund the drilling of our current PUD inventory and our expansions in the next five years from our cash flow from operations and borrowings under our New Revolving Credit Facility. For a more detailed discussion of our liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Production, Revenue and Price History

For a description of our and the Predecessor’s historical production, revenues and average sales prices and per unit costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following tables summarize our average net production, average unhedged sales prices by product and average production costs (not including ad valorem and severance taxes) by geographic region for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively:

	For the Year Ended December 31, 2018 (Successor)
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/ North Louisiana	293	$63.84	1,156	$25.85	26,972	$3.08	35,662	$3.69	$0.72
Rockies	1,300	59.45	220	44.50	—	—	9,120	9.55	5.01
South Texas (1)	387	68.58	120	23.14	2,204	2.42	5,251	6.61	1.64
California	1,355	63.85	—	—	—	—	8,133	10.64	4.24
Total	3,335	$62.68	1,496	$28.38	29,176	$3.03	58,166	$5.84	$1.97

Average net production (MMcfe/d)							159.4

(1)

South Texas region properties include wells and properties in numerous fields located primarily in the Eagle Ford, Eagleville, NE Thompsonville, Laredo and East Seven Sisters fields. On May 30, 2018, we closed the South Texas Divestiture. The remaining properties in the South Texas region are located primarily in the Eagle Ford and Eagleville fields at December 31, 2018.

	For the period from May 5, 2017 through December 31, 2017 (Successor)
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/ North Louisiana	163	$50.31	811	$22.40	18,402	$3.06	24,240	$3.41	$0.65
Rockies	879	45.52	151	34.77	—	—	6,180	7.32	4.95
South Texas	316	50.88	152	22.37	3,483	2.84	6,297	4.67	1.17
California	1,022	46.81	—	—	—	—	6,133	7.80	3.38
Total	2,380	$47.11	1,114	$24.07	21,885	$3.03	42,850	$4.79	$1.74

Average net production (MMcfe/d)							177.8

	For the period from January 1, 2017 through May 4, 2017 (Predecessor)
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/ North Louisiana	149	$48.23	456	$20.68	10,708	$3.17	14,345	$3.53	$0.54
Rockies	440	46.34	86	37.10	—	—	3,155	7.48	5.04
South Texas	129	49.48	74	20.05	1,703	3.02	2,919	4.46	1.18
California	486	44.77	—	—	—	—	2,917	7.46	2.88
Total	1,204	$46.28	616	$22.90	12,411	$3.15	23,336	$4.67	$1.52

Average net production (MMcfe/d)							188.2

	For the Year Ended December 31, 2016 (Predecessor)
	Oil		NGLs		Natural Gas		Total
		Average		Average		Average		Average	Lease
	Production	Sales	Production	Sales	Production	Sales	Production	Sales	Operating
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Price	Expense
	(MBbls)	($/bbl)	(MBbls)	($/bbl)	(MMcf)	($/Mcf)	(MMcfe)	($/Mcfe)	($/Mcfe)
East Texas/ North Louisiana	443	$39.48	1,841	$13.64	37,236	$2.45	50,938	$2.62	$0.53
Rockies	1,399	37.94	202	22.02	1,612	1.73	11,217	5.38	4.45
South Texas	416	39.24	240	14.95	5,804	2.29	9,742	3.41	1.31
California	1,445	34.97	—	—	—	—	8,672	5.83	3.62
Permian	180	33.39	—	—	124	2.54	1,204	5.25	4.10
Total	3,883	$36.94	2,283	$14.52	44,776	$2.40	81,773	$3.47	$1.54

Average net production (MMcfe/d)							223.4

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest and net wells are the sum of our fractional working interests owned in gross wells. The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2018.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	224	218	971	814
Non-operated	288	25	585	67
Total	512	243	1,556	881

Developed Acreage

Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2018, substantially all of our leasehold acreage was held by production. The following table sets forth information as of December 31, 2018 relating to our leasehold acreage.

Region	Developed Acreage (1)
	Gross (2)	Net (3)
East Texas/ North Louisiana	220,405	151,408
South Texas (4)	14,167	811
Rockies	6,653	6,653
California	17,280	17,280
Total	258,505	176,152

(1)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(2)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(3)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(4)	South Texas region properties include wells and properties in fields located primarily in the Eagle Ford and Eagleville as of December 31, 2018.

Undeveloped Acreage

The following table sets forth information as of December 31, 2018 relating to our undeveloped leasehold acreage (including the remaining terms of leases and concessions).

	Undeveloped		Net Acreage Subject to
Region	Acreage		Lease Expiration by Year
	Gross (1)	Net (2)	2019	2020	2021
East Texas/ North Louisiana	30,092	17,286	69	219	18
Total	30,092	17,286	69	219	18

(1)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(2)

A net acre is deemed to exist when the sum of our fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activities

Our drilling activities primarily consist of development wells. The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2018, 20 gross (1.1 net) wells were in various stages of completion.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	17.0	4.6	25.0	4.4	23.0	8.0
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	17.0	4.6	25.0	4.4	23.0	8.0
Dry	—	—	—	—	—	—
Total	17.0	4.6	25.0	4.4	23.0	8.0

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing sales contracts.

We have entered into a long-term gas gathering agreement associated with a certain portion of our East Texas production with a third party midstream service provider that has volumetric requirements. Information regarding our delivery commitments under this contract is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Operations

General

As of December 31, 2018, the Company is the operator of record of properties containing 92% of our total estimated proved reserves. We design and manage the development, recompletion and/or workover operations, and supervise other operation and maintenance activities, for all of the wells we operate. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on our onshore properties; independent contractors provide all the equipment and personnel associated with these activities. Our Beta platforms have permanent drilling systems in place.

Marketing and Major Customers

The following individual customers each accounted for 10% or more of our total reported revenues for the period indicated:

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
Major customers:
Phillips 66	27%	23%	19%	19%
Sinclair Oil & Gas Company	21%	19%	20%	16%
CIMA Energy	10%	11%	n/a	n/a
BP America Production Company	n/a	10%	10%	n/a
Royal Dutch Shell plc and subsidiaries	n/a	n/a	n/a	14%

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

Derivative Activities

We enter into commodity derivative contracts with unaffiliated third parties, generally lenders under our New Revolving Credit Facility or their affiliates, to achieve more predictable cash flows and to reduce our exposure to fluctuations in oil and natural gas prices. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount.

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those in our New Revolving Credit Facility) to fixed interest rates.

It is our policy to enter into derivative contracts only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our New Revolving Credit Facility are counterparties to our derivative contracts. We will continue to evaluate the benefit of employing derivatives in the future. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information.

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

Hydraulic Fracturing

We use hydraulic fracturing as a means to maximize the productivity of almost every well that we drill and complete, except in our offshore wells. Hydraulic fracturing is a necessary part of the completion process because our properties are dependent upon our ability to effectively fracture the producing formations in order to produce at economic rates. Our proved non-producing and proved undeveloped reserves make up 29% of the proved reserves with approximately 60% of these requiring hydraulic fracturing as of December 31, 2018.

We believe we have followed and continue to substantially follow applicable industry standard practices and legal and regulatory requirements for groundwater protection in our operations which are subject to supervision by state and federal regulators (including the Bureau of Land Management (the “BLM”) on federal acreage). These protective measures include setting surface casing at a depth sufficient to protect fresh water zones as determined by regulatory agencies and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. This aspect of well design is intended to essentially eliminate a pathway for the fracturing fluid to contact any aquifers during the hydraulic fracturing operations. For recompletions of existing wells, the production casing is pressure tested prior to perforating the new completion interval.

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

Hydraulic fracture stimulation requires the use of a significant volume of water. Upon flowback of the water, we dispose of it into approved disposal or injection wells. We currently do not discharge water to the surface.

For information regarding existing and proposed governmental regulations regarding hydraulic fracturing and related environmental matters, see “— Environmental, Occupational Health and Safety Matters and Regulations — Hydraulic Fracturing.”

Insurance

In accordance with customary industry practice, we maintain insurance against many, but not all, potential losses or liabilities arising from our operations and at costs that we believe to be economic. We regularly review our risks of loss and the cost and availability of insurance and revise our insurance accordingly. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our coverage will adequately protect us against liability from all potential consequences, damages and losses. We currently have insurance policies that include the following:

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

We continuously monitor regulatory changes and comments and consider their impact on the insurance market, along with and our overall risk profile. As necessary, we will adjust our risk and insurance program to provide protection at a level we consider appropriate, while weighing the cost of insurance against the potential and magnitude of disruption to our operations and cash flows. Changes in laws and regulations could lead to changes in underwriting standards, limitations on scope and amount of coverage, and higher premiums, including possible increases in liability caps for claims of damages from oil spills.

Environmental, Occupational Health and Safety Matters and Regulations

General

Our oil and natural gas development and production operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. These laws and regulations impose numerous obligations applicable to our operations including the acquisition of a permit before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and in some instances, the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue.

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

In January 2016, BOEM and BSEE entered into a settlement agreement with environmental groups promising to study the potential environmental impacts of well-stimulation practices on the Pacific OCS, including hydraulic fracturing and acid well stimulation. The study was completed in May 2016, finding no significant impact from these activities, and BSEE resumed its review of permit applications involving hydraulic fracturing operations or acid well stimulation on the Pacific OCS. However, in November 2018, a federal court prohibited BOEM and BSEE from approving any plans or issuing permits involving hydraulic fracturing and/or acid well stimulation on the Pacific OCS. Although we do not use either hydraulic fracturing or acid stimulation routinely in connection with our operations on the Beta properties, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental, legal or other reasons (or other actions taken by BOEM or BSEE) could adversely affect our offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also referred to as the Superfund law and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons deemed “responsible parties.” These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release or disposal of hazardous substances and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Also, comparable state statutes may not contain a similar exemption for petroleum. In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Oil Pollution Act of 1990 (“OPA”) is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The OPA establishes a liability limit for onshore facilities, but these liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a clean-up. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Wildlife’s Office of Oil Spill Prevention and Response have adopted oil-spill prevention regulations that overlap with federal regulations.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible that these wastes, which could include wastes currently generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA entered into a consent decree requiring it to review its regulation of oil and gas waste. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes revised oil and gas regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

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

Water Discharges and Other Waste Discharges & Spills

The Federal Water Pollution Control Act (also known as the Clean Water Act), the Safe Drinking Water Act (“SDWA”), the OPA and analogous state laws, impose restrictions and strict controls with respect to the unauthorized discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). In June 2015, the EPA and the Corps issued a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs. In October 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the rule revising the WOTUS definition nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” However, in January 2018, the U.S. Supreme Court ruled that the rule revising the WOTUS definition must first be reviewed in the federal district courts, which resulted in a withdrawal of the stay by the Sixth Circuit. In addition, the EPA has proposed to repeal the rule revising the WOTUS definition, and in January 2018, the EPA released a final rule that delays implementation of the rule revising the WOTUS definition until 2020 to allow time for the EPA to reconsider the definition of the term “waters of the United States.” Subsequent litigation in the federal district courts has resulted in patchwork application of the rule in some states, but not others. In December 2018, the EPA released revisions to the definition of WOTUS that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. Several groups have already announced their intentions to challenge the proposed rule. To the extent the rule is enforced in jurisdictions in which we operate or a replacement rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

In addition, in some instances, the operation of underground injection wells for the disposal of waste has been alleged to cause earthquakes. For example, in February 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. For example, the Railroad Commission of Texas (the “Commission”) requires applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey, which are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The Commission is authorized to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission is also considering new restrictions that could limit the volume and pressure of produced water injected into disposal wells. Any future orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect or curtail our operations.

Hydraulic Fracturing

We use hydraulic fracturing extensively in our onshore operations, but not our offshore operations. Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Hydraulic fracturing involves using water, sand and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities under the SDWA involving the use of diesel fuels and published permitting guidance in February 2014 addressing the use of diesel in fracturing operations. In addition, in May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act (“TSCA”) relating to chemical substances and mixtures used in oil and natural gas exploration or production. Also, in June 2016, the EPA finalized wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works; for certain facilities, compliance is required by August 2019. This pending restriction of disposal options for hydraulic fracturing waste and other changes to environmental requirements may result in increased costs. The EPA is also conducting a study of onshore conventional and unconventional oil and gas extraction wastewater management, and previously conducted a study of private wastewater treatment facilities, also known as centralized waste treatment (“CWT”) facilities, accepting oil and gas extraction wastewater.

In addition, in March 2015, the BLM published a final rule governing hydraulic fracturing on federal and Indian lands. The rule required public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids and submission to the BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures and the depths of all usable water. Following years of litigation, the BLM rescinded the rule in December 2017. However, several environmental groups and states have challenged the BLM’s rescission of the rule in ongoing litigation.

Several states have also adopted, or are considering adopting, regulations requiring the disclosure of the chemicals used in hydraulic fracturing and/or otherwise impose additional requirements for hydraulic fracturing activities. For example, in the Louisiana Department of Natural Resources has adopted rules requiring the public disclosure of the composition and volume of fracturing fluids used in hydraulic fracturing operations. Also, Texas requires oil and natural gas operators to disclose to the Railroad Commission of Texas and the public the chemicals used in the hydraulic fracturing process, as well as the total volume of water used. Texas has also imposed requirements for drilling, putting pipe down and cementing wells, and testing and reporting requirements. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

The New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs under the CAA impose specific requirements affecting the oil and gas industry for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants, completions and certain other equipment. Periodic review and revision of these rules by federal and state agencies may require changes to our operations, including possible installation of new equipment to control emissions. We continuously evaluate the effect of new rules on our business. For example, in May 2016, the EPA finalized rules to reduce methane and volatile organic compounds (“VOC”) emissions for certain new, modified and reconstructed equipment, processes and activities across the oil and natural gas sector; however, in September 2018, under a new administration, the EPA proposed amendments that would relax requirements of the rules. Similarly, in September 2018, the BLM issued a rule that relaxes or rescinds certain requirements of regulations it previously enacted to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands; the revised new rule has been challenged in ongoing litigation. In addition, in April 2018, a coalition of states filed a lawsuit in federal district court aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is pending. In May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements and cause major delays in construction, effectively depressing new development. The EPA also lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion in October 2015. State implementation of the revised NAAQS could result in stricter permitting requirements or delay and increased expenditures for air pollution control equipment or delay, or limit our ability to obtain permits, and result in increased expenditures for pollution control equipment. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs and could adversely impact our business.

The South Coast Air Quality Management District (“SCAQMD”) is a regulatory subdivision of the State of California and responsible for air pollution control from stationary sources within Orange County and designated portions of Los Angeles, Riverside, and San Bernardino Counties. Our Beta properties and associated facilities are subject to regulation by the SCAQMD.

We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing air emission related issues, which may have a material adverse effect on our operations. Obtaining permits also has the potential to delay the development of oil and natural gas projects and increase our costs of development, which costs could be significant. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted and implemented regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, the EPA, as well as the BLM, have issued rules to reduce methane emissions from oil and natural gas production and processing operations, which regulations are discussed in more detail above under the caption “Air Emissions.” Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. In addition, the EPA has adopted regulations requiring the monitoring and annual reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which include certain of our operations. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Such climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, on an international level, the United States was one of 175 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020. However, on June 1, 2017, President Trump announced that the United States will withdraw from the Paris Agreement, which withdrawal would not take place until November 2019. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

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

Moreover, any legislation or regulatory programs to reduce GHG emissions could increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Incentives to conserve energy or use alternative energy sources as a means of addressing climate change could also reduce demand for the oil and natural gas we produce. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in oil and natural gas activities. Finally, it should be noted that most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our development and production operations.

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

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. For example, under a new OSHA standard limiting respirable silica exposure, the oil and gas industry must implement engineering controls and work practices to limit exposures below the new limits by June 2021. Failure to comply with OSHA requirements can lead to the imposition of penalties. We believe that our operations are in substantial compliance with the OSHA requirements.

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

Legislation continues to be introduced in Congress, and the development of regulations continues in the U.S. Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

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

Moreover, effective April 2017, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to up to $209,002 per violation per day and up to $2,090,022 for a related series of violations. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulation. Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

Anti-Market Manipulation Laws and Regulations

The FERC with respect to the purchase or sale of natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction and the Federal Trade Commission with respect to petroleum and petroleum products, operating under various statutes have each adopted anti-market manipulation regulations, which prohibit, among other things, fraud and price manipulation in the respective markets. These agencies hold substantial enforcement authority, including the ability to assess substantial civil penalties, to order repayment or disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

Derivatives Regulation

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010 (“Dodd-Frank Act”.) The legislation called for the Commodities Futures Trading Commission (“CFTC”) to regulate certain markets for derivative products, including over-the-counter (“OTC”) derivatives. The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would are rules that implement the mandates in the new legislation to cause significant portions of derivatives markets to clear through clearinghouses. While some of these rules have been finalized, some have not and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.

In particular, on October 18, 2011, the CFTC adopted final rules under the establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. However, the CFTC proposed and revised new rules in November 2013 and December 2016, respectively, that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC has sought comment on the position limits rule as reproposed, but these new position limit rules are not yet final and the impact of those provisions on us is uncertain at this time. The CFTC has withdrawn its appeal of the court order vacating the original position limits rule.

The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition and our results of operations. Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.

Our sales of oil and natural gas are also subject to anti-manipulation and anti-disruptive practices authority under the Commodity Exchange Act (“CEA”), as amended by the Dodd-Frank Act, and regulations promulgated thereunder by the CFTC. The CEA, as amended by the Dodd-Frank Act, prohibits any person from using or employing any manipulative or deceptive device in connection with any swap, or a contract of sale of any commodity, or for future delivery on such commodity, in contravention of the CFTC’s rules and regulations. The CEA, as amended by the Dodd-Frank Act, also prohibits knowingly delivering or causing to be delivered false or misleading or inaccurate reports concerning market information or conditions that affect or tend to affect the price of any commodity.

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

Employees

As of December 31, 2018, the Company had 222 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Offices

Our principal executive office is located at 500 Dallas Street, Suite 1700, Houston, Texas 77002. Our main telephone number is (713) 490-8900.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.amplifyenergy.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. Our website also includes our Code of Business Conduct and Ethics and the charters of our audit committee and our compensation committee. The information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

Risks Related to Our Business

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

•	the cost of exploring for developing, producing and transporting reserves;
•	the price and quantity of foreign imports;
•	political and economic conditions in oil producing countries;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	speculative trading in crude oil and natural gas derivative contracts;
•	the level of consumer product demand;
•	weather conditions and other natural disasters;
•	risks associated with operating drilling rigs;
•	technological advances affecting exploration and production operations and overall energy consumption;
•	domestic and foreign governmental regulations and taxes;
•	the impact of energy conservation efforts;
•	the continued threat of terrorism and the impact of military and other action;
•	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2018, the NYMEX-WTI oil future price ranged from a high of $107.26 per Bbl to a low of $26.21 per Bbl, while the NYMEX-Henry Hub natural gas future price ranged from a high of $7.94 per MMBtu to a low of $1.49 per MMBtu. For the year ended December 31, 2018, the West Texas Intermediate posted prices ranged from a low of $42.53 per Bbl on December 24, 2018 to a high of $76.41 per Bbl on October 3, 2018 and NYMEX Henry Hub spot market price ranged from a low of $2.48 per MMBtu on February 17, 2018 to a high of $6.88 per MMBtu on January 4, 2018. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. A further or extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

If commodity prices decline further or remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause further write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition and our ability to fund our operations.

As discussed above, oil, natural gas and NGL prices have experienced significant volatility over the past few years. A further or extended decline in commodity prices could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would reduce our borrowing base and our ability to fund our operations.

No impairment was recognized for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017. We recognized $183.4 million of impairments for the year ended December 31, 2016, related to certain properties in East Texas, South Texas, the Permian Basin, Wyoming and Colorado. A further or extended decline in commodity prices may cause us to recognize additional impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken and our ability to borrow funds under our New Revolving Credit Facility.

We may be unable to maintain compliance with the covenants in the New Revolving Credit Facility, which could result in an event of default thereunder that, if not cured or waived, would have a material adverse effect on our business and financial condition.

Under our New Revolving Credit Facility, we are required to maintain (i) as of the date of determination, a maximum total debt to EBITDAX ratio of 4.00 to 1.00, and (ii) a current ratio of not less than 1.00 to 1.00. If we were to violate any of the covenants under the New Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period.  If we were in default under the New Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due, because we might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our New Revolving Credit Facility are secured by mortgages on not less than 85% of the PV-9 value of our oil and gas properties (and at least 85% of the PV-9 value of the proved, developed and producing oil and gas properties), and if we are unable to repay our indebtedness under our New Revolving Credit Facility, the lenders could seek to foreclose on our assets.

Restrictive covenants in our New Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

Restrictive covenants in our New Revolving Credit Facility impose significant operating and financial restrictions on us and our subsidiaries.  These restrictions limit our ability to, among other things:

• incur additional liens;

• incur additional indebtedness;

• merge, consolidate or sell our assets;

• pay dividends or make other distributions or repurchase or redeem our stock;

• make certain investments; and

• enter into transactions with our affiliates.

The New Revolving Credit Facility also requires us to comply with certain financial maintenance covenants as discussed above. A breach of any of these covenants could result in a default under the New Revolving Credit Facility.  If a default occurs and remains uncured or unwaived, the administrative agent or majority lenders under the New Revolving Credit Facility may elect to declare all borrowings outstanding thereunder, if any, together with accrued interest and other fees, to be immediately due and payable.  The administrative agent or majority lenders under the New Revolving Credit Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.  If we are unable to repay our indebtedness when due or declared due, the administrative agent will also have the right to proceed against the collateral pledged to it to secure the indebtedness under the New Revolving Credit Facility.  If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants in the New Revolving Credit Facility.  The terms and conditions of the New Revolving Credit Facility affect us in several ways, including:

•

requiring us to dedicate a substantial portion of our cash flow from operations to service our existing debt, thereby reducing the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	increasing our vulnerability to economic downturns and adverse developments in our business;
•

limiting our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;

•	placing restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•	placing us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and
•	limiting management’s discretion in operating our business.

Our lenders periodically redetermine the amount we may borrow under our New Revolving Credit Facility, which may materially impact our operations.

Our New Revolving Credit Facility allows us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semi-annually by our lenders in their sole discretion. The borrowing base is subject to redetermination on at least a semi-annual basis primarily based on an engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. Accordingly, declining commodity prices may have an impact on the amount we can borrow, which could affect our cash flows and ability to execute on our business plans. Any reduction in the borrowing base would materially and adversely affect our business and financing activities, limit our flexibility and management’s discretion in operating our business, and increase the risk that we may default on our debt obligations. In addition, as hedges roll off, the borrowing base is subject to further reduction. Our New Revolving Credit Facility requires us to repay any deficiency over a certain period or pledge additional oil and gas properties to eliminate such deficiency, which we are required to do within 30 days of notice to do so. If our outstanding borrowings exceed the borrowing base and we are unable to repay the deficiency or pledge additional oil and gas properties to eliminate such deficiency, our failure to repay any of the installments due related to the borrowing base deficiency would constitute an event of default under the New Revolving Credit Facility and as such, the lenders could declare all outstanding principal and interest to be due and payable, could freeze our accounts, or foreclose against the assets securing the obligations owed under the New Revolving Credit Facility.

We may be able to incur substantially more debt, which could exacerbate the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our New Revolving Credit Facility. If new debt is added to our current debt levels, the related risks that we now face could increase. These risks could result in a material adverse effect on our business, financial condition, results of operations, business prospects and ability to satisfy our obligations under our outstanding indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our New Revolving Credit Facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Price Risk” included under Part II of this annual report for further information regarding interest rate sensitivity.

Our hedging strategy may not effectively mitigate the impact of commodity price volatility from our cash flows, and our hedging activities could result in cash losses and may limit potential gains.

We intend to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from proved developed producing reserves over a one-to-three year period at any given point in time. These commodity derivative contracts include natural gas, oil and NGL financial swaps. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations, at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil, natural gas and NGL prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

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

We may be subject to risks in connection with divestitures and acquisitions.

We may sell any of our core or non-core assets in order to increase capital resources available for other core assets, create organizational and operational efficiencies or for other purposes. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the assets on terms we deem acceptable. Though we continue to evaluate various options for the divestiture of such assets, there can be no assurance that this evaluation will result in any specific action.

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

Our business is capital intensive and requires substantial expenditures to maintain currently producing wells, to make the acquisitions and/or conduct the development activities necessary to replace our reserves, to pay expenses and to satisfy our other obligations. Low oil and natural gas prices, declines in the trading price of our common stock and concern about the global financial markets may limit our ability to obtain funding in the capital and credit markets on terms we find acceptable, and could limit our ability to obtain additional or continued funding under our New Revolving Credit Facility or obtain any funding at all.

If we reduce our capital spending in an effort to conserve cash, this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flow from operations and income. Further, if the borrowing base under our New Revolving Credit Facility decreases, or our revenues decrease, as a result of lower oil or natural gas prices or for any other reason, we may not be able to obtain the capital necessary to sustain our operations.

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

Our properties are located in East Texas / North Louisiana, the Rockies, federal waters offshore Southern California, and South Texas. An adverse development in the oil and natural gas business of any of these geographic areas, such as in our ability to attract and retain field personnel or in our ability to comply with local regulations, could adversely affect our business, financial condition, results of operations and cash flows.

We are dependent upon a small number of significant customers for a substantial portion of our production sales. The loss of those customers, if not replaced, could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

We had three customers that each accounted for 10% or more of total reported revenues for the year ended December 31, 2018. The loss of these customers or any significant customer, should we be unable to replace them, could adversely affect our revenues and have a material adverse effect on our financial condition and results of operations. Also, if any significant customer reduces the volume it purchases from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows could decline. We cannot assure you that any of our customers will continue to do business with us or that we will continue to have access to suitably liquid markets for our future production. See “Item 1. Business — Operations — Marketing and Major Customers.”

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

Our business relies on certain key personnel.

Our management believes that our continued success will depend to a significant extent upon the efforts and abilities of certain of our key personnel.  The loss of the services of any of these key personnel could have a material adverse effect on our business.  We do not maintain “key man” life insurance on any of our officers or other employees.

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

Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations administered by governmental authorities vested with broad authority relating to the exploration for and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In addition, on an international level, the United States was one of 175 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emission reduction goals beginning in 2020. However, on June 1, 2017, President Trump announced that the United States will withdraw from the Paris Agreement. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. See “Item 1. Business — Environmental, Occupational Health and Safety Matters and Regulations — Regulation of “Greenhouse Gas” Emissions for a description of the climate change laws and regulations that affect us.

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

The Dodd-Frank Act provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the CFTC, the SEC, and federal regulators of financial institutions (the “Prudential Regulators”), adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities.

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

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water and the disposal of waste, including produced water and drilling fluids. Restrictions on the ability to obtain water or dispose of waste may impact our operations.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our development and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Also, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, in some instances, the operation of underground injection wells for the disposal of waste has been alleged to cause earthquakes. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. Any such orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect our operations. See “Item 1. Business — Environmental, Occupational Health and Safety Matters and Regulations — Water Discharges and Other Waste Discharges & Spills” and “— Hydraulic Fracturing” for a description of the laws and regulations relating to the discharge of water and other wastes and hydraulic fracturing that affect us.

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

In addition, certain governmental reviews have been conducted that focus on environmental aspects of hydraulic fracturing practices, which could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

Damage to our reputation could damage our business.

Our reputation is a critical factor in our relationships with employees, investors, customers and suppliers. If we fail to address, or appear to fail to address, issues that give rise to reputational risk, including those described throughout this “Risk Factors” section, we could significantly harm our reputation. Our reputation may also be damaged by how we respond to corporate crises. Corporate crises can arise from catastrophic events as well as from incidents involving unethical behavior or misconduct; allegations of legal noncompliance; internal control failures; corporate governance issues; data breaches; workplace safety incidents; environmental incidents; media statements; the conduct of our suppliers or representatives; and other issues or incidents that, whether actual or perceived, result in adverse publicity. If we fail to respond quickly and effectively to address such crises, the ensuing negative public reaction could significantly harm our reputation and could lead to increases in litigation claims and asserted damages or subject us to regulatory actions or restrictions.

Damage to our reputation could negatively affect the demand for our services and consequently, have a material adverse effect on our business, financial condition, and results of operations. It could also reduce investor confidence in us, adversely affecting our stock price. Moreover, repairing our reputation may be difficult, time-consuming and expensive.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the Tax Cuts and Jobs Act of 2017 (which was signed in December 2017), Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. It is unclear whether any of the foregoing or similar proposals will be considered and enacted as part of future tax reform legislation and if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development and any such change could have an adverse effect on the Company’s financial position, results of operations and cash flows.

Recent changes in U. S. federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition.

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

While we may decide to pay cash dividends in the future, we have not paid, nor do we currently intend to pay, any cash dividends on our common stock. Any payment of dividends in the future will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition and business opportunities, the restrictions in our debt agreements, and other considerations that our board of directors deems relevant. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

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

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount. We are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows. No amounts have been accrued at December 31, 2018.

For additional information regarding legal proceedings, see Note 17, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX U.S. Premier marketplace (“OTCQX”) under the trading symbol “AMPY” and has been trading since June 21, 2017. Prior to such date, there was no established public trading market for our common stock. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 28, 2019, we had 22,141,804 shares of our common stock outstanding. As of February 28, 2019, we had eight record holders of our common stock, based on information provided by our transfer agent.

Dividends Policy

While we may decide to pay cash dividends in the future, we have not paid, nor do we currently intend to pay, any cash dividends on our common stock. Any future payment of cash dividends would be subject to the restrictions in the New Revolving Credit Facility.

Securities Authorized for Issuance Under Equity Compensation Plan

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

On December 21, 2018, the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock, with such repurchases to begin on or after January 9, 2019 (in accordance with the SEC’s regulations regarding issuer tender offers). Purchases may be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company's shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or possible possession of material nonpublic information. The timing and amounts of any such repurchases of shares will be subject to market conditions and certain other factors, and will be in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company’s New Revolving Credit Facility. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

The following sets forth information with respect to the Company’s repurchases of shares of its common stock during the fourth quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
October 1, 2018 - October 31, 2018 (Successor)	—	n/a	—	n/a
November 1, 2018 - November 30, 2018 (Successor)	—	n/a	—	n/a
December 1, 2018 - December 31, 2018 (Successor)	2,916,667	$12.00	—	$25,000
Total	2,916,667	$12.00	—

(1) On November 19, 2018, the Company’s board of directors announced the commencement of a tender offer to purchase up to 2,916,667 shares of the Company’s common stock. On December 19, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated November 19, 2018, as amended, the Company repurchased an aggregate of 2,916,667 shares of common stock at a price of $12.00 per share for a total cost of approximately $35.0 million (excluding fees and expenses relating to the tender offer).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

Basis of Presentation. The selected financial data as of and for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and for the years ended December 31, 2016, 2015 and 2014 have been derived from our consolidated financial statements, the Predecessor consolidated financial statements and the previous owners’ combined financial statements. The combined financial statements of the previous owners reflect certain oil and gas properties acquired from Memorial Resource in April and May 2012 for periods after common control commenced through their respective acquisition dates, the WHT Properties owned by WHT Energy Partners LLC from February 2, 2011 (inception) through the date of acquisition, the Cinco Group from inception through October 1, 2013 and the Property Swap in February 2015 for periods after common control commenced through the date of acquisition. The combined selected financial data of the previous owners may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor operated those assets separately during those periods.

Comparability of the information reflected in selected financial data. The comparability of the results of operations among the periods presented below is impacted by the following acquisitions:

•	The acquisition of certain oil and natural gas producing properties in the Eagle Ford from a third party in March 2014 for a total purchase price of approximately $168.1 million;
•	The acquisition of certain oil and natural gas liquids properties in Wyoming from a third party in July 2014 for a total purchase price of approximately $906.1 million;
•	The acquisition of the remaining interest in the Beta properties from a third party in November 2015 for approximately $94.6 million;
•	The sale of assets located in the Permian Basin in June 2016 for approximately $36.7 million;
•	The sale of assets located in Colorado and Wyoming in July 2016 for approximately $16.4 million; and
•	The sale of non-core assets located in South Texas in May 2018 for approximately $17.1 million.

In addition, the comparability of the results of operations among the periods presented below is impacted by the application of fresh start accounting upon the Company’s emergence from bankruptcy. The Company’s Consolidated Financial Statements are separated into two distinct periods, the period before the Effective Date (labeled Predecessor), and the period after that date (labeled Successor), to indicate the application of different basis of accounting between the periods presented.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

	Successor		Predecessor
	For the	Period from	Period from
	Year Ended	May 5, 2017	January 1, 2017
	December 31,	through	through	For the Year Ended December 31,
($ in thousands, except per share/unit data)	2018	December 31, 2017	May 4, 2017	2016	2015	2014
Statement of Operations Data:
Revenues:
Oil & natural gas sales	$339,840	$205,176	$108,970	$284,051	$355,422	$561,677
Pipeline tariff income and other	304	303	231	529	2,725	4,366
Total revenues	340,144	205,479	109,201	284,580	358,147	566,043

Costs and expenses:
Lease operating expense	114,405	74,547	35,568	126,175	168,199	143,733
Gathering, processing and transportation	23,231	18,652	10,772	34,979	34,939	31,892
Exploration	3,045	32	21	981	2,317	2,750
Taxes other than income	20,364	11,101	5,187	15,540	25,828	33,141
Depreciation, depletion and amortization	52,334	35,979	37,717	171,629	195,814	185,955
Impairment of proved oil and natural gas properties	—	—	—	183,437	616,784	407,540
General and administrative expense	43,129	29,506	31,606	63,280	56,671	49,124
Accretion of asset retirement obligations	5,711	4,384	3,407	10,231	7,125	5,773
(Gain) loss on commodity derivative instruments	(8,155)	31,609	(23,076)	117,105	(462,890)	(492,254)
Gain (loss) on sale of properties	3,614	—	—	(2,754)	(2,998)	—
Other, net	943	485	36	516	(665)	(11)
Total costs and expenses	258,621	206,295	101,238	721,119	641,124	367,643
Operating income (loss)	81,523	(816)	7,963	(436,539)	(282,977)	198,400
Other income (expense):
Interest expense, net	(21,923)	(15,936)	(10,243)	(146,031)	(115,154)	(83,550)
Other income (expense)	190	16,981	8	8	43	(657)
Gain (loss) on extinguishment on debt	(3,034)	—	—	42,337	422	—
Total other income (expense)	(24,767)	1,045	(10,235)	(103,686)	(114,689)	(84,207)
Income (loss) before reorganization items, net and income taxes	56,756	229	(2,272)	(540,225)	(397,666)	114,193
Reorganization items, net	(2,147)	(1,119)	(88,774)	—	—	—
Income tax benefit (expense)	—	2,176	91	(173)	2,175	1,421
Net income (loss)	54,609	1,286	(90,955)	(540,398)	(395,491)	115,614
Net income (loss) attributable to noncontrolling interest	—	—	—	—	386	32
Net income (loss) attributable to Successor/Predecessor	$54,609	$1,286	$(90,955)	$(540,398)	$(395,877)	$115,582

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$54,609	$1,286	$(90,955)	$(540,398)	$(395,877)	$115,582
Net (income) loss allocated to previous owners	—	—	—	—	2,268	2,465
Net (income) loss allocated to Predecessor's general partner	—	—	—	168	327	(206)
Net (income) loss allocated to NGP IDRs	—	—	—	—	(83)	(88)
Net (income) allocated to participating restricted stockholders	(2,426)	(35)	—	—	—	—
Net income (loss) available to common stockholders/limited partners	$52,183	$1,251	$(90,955)	$(540,230)	$(393,365)	$117,753

Earnings per share/unit:
Basic earnings per share/unit	$2.09	$0.05	$(1.09)	$(6.48)	$(4.71)	$1.66
Diluted earnings per share/unit	$2.09	$0.05	$(1.09)	$(6.48)	$(4.71)	$1.66

Predecessor's cash distributions declared per unit	n/a	n/a	n/a	$0.16	$1.95	$2.20

Cash Flow Data:
Net cash flow provided by operating activities	$141,781	$94,642	$125,498	$408,626	$216,751	$254,273
Net cash (used in) investing activities	23,666	(53,357)	(6,496)	(16,442)	(337,569)	(1,386,109)
Net cash provided by (used in) financing activities	(121,810)	(62,594)	(106,674)	(377,410)	120,447	1,111,108

Balance Sheet Data:
Working capital (deficit)	$55,179	$35,948	$59,527	$(1,581,193)	$246,778	$150,953
Total assets	836,843	917,464	981,427	1,973,254	2,906,003	3,168,494
Current portion of long-term debt (1)	—	—	—	1,622,904	—	—
Long-term debt (1)	294,000	376,000	430,000	—	2,000,579	1,574,147
Total equity	416,558	393,933	390,140	99,489	645,492	1,296,314

(1)

Due to the existing and anticipated financial covenant violations at December 31, 2016, the borrowings under the Predecessor’s revolving credit facility and the Predecessor’s 7.625% senior notes due May 2021 and 6.875% senior notes due August 2022 were classified as current at December 31, 2016. There were no existing or anticipated financial covenant violations as of December 31, 2018 and 2017, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” contained herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed in “Risk Factors” contained in Part I, Item 1A. of this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Forward-Looking Statements” in the front of this annual report.

References

When referring to Amplify Energy Corp. (also referred to as “Successor,” “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When referring to the “Predecessor” or the “Company” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to MEMP, the predecessor that was dissolved following the effective date of the Plan and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through OLLC, our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties located in the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2018:

•	Our total estimated proved reserves were approximately 841.1 Bcfe, of which approximately 50% were oil and 79% were classified as proved developed reserves;
•

We produced from 2,068 gross (1,125 net) producing wells across our properties, with an average working interest of 54%, and the Company is the operator of record of the properties containing 92% of our total estimated proved reserves; and

•	Our average net production for the three months ended December 31, 2018 was 142.5 MMcfe/d, implying a reserve-to-production ratio of approximately 16 years.

Recent Developments

Share Repurchase Program

On December 21, 2018, the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock, with such repurchases to begin on or after January 9, 2019 (in accordance with the SEC’s regulations regarding issuer tender offers). In January and February 2019, the Company repurchased 42,583 shares of common stock at an average price of $8.63 for a total cost of approximately $0.4 million. At February 28, 2019, approximately $24.6 million remains available for share repurchases under the program.

Any share repurchases are subject to restrictions in the Company’s New Revolving Credit Facility (as defined below).

Tender Offer

On November 19, 2018, the Company’s board of directors announced the commencement of a tender offer to purchase up to 2,916,667 shares of the Company’s common stock.  On December 19, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated November 19, 2018, as amended, the Company repurchased an aggregate of 2,916,667 shares of common stock at a price of $12.00 per share for a total cost of approximately $35.0 million (excluding fees and expenses relating to the tender offer).

New Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc., our wholly owned subsidiaries, entered into a credit agreement (the “New Credit Agreement”) providing for a new $425.0 million reserve-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of Montreal, as administrative agent and an issuer of letters of credit, and the other lenders and agents from time to time party thereto. The New Revolving Credit Facility matures on November 2, 2023.

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

See Note 11 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information.

Beta Decommissioning Trust Account

In October 2018, the Company received approximately $61.5 million from the trust account (the “Beta Decommissioning Trust Account”). In November 2018, the Company received an additional $1.0 million from the Beta Decommissioning Trust Account that had been withheld from the initial payment on October 5, 2018. The cash released to the Company’s balance sheet was made pursuant to an order of the Bankruptcy Court dated February 9, 2018, which allowed for the release of Beta cash subject to certain conditions that have since been satisfied. Following the cash release, Beta’s decommissioning obligations remain fully supported by A-rated surety bonds and $90 million of cash.

See Note 17 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information.

Predecessor and Successor Reporting

As a result of the application of fresh start accounting upon the emergence from bankruptcy, the Company’s Consolidated Financial Statements and certain note presentations are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of different basis of accounting between the periods presented. Despite this separate presentation, there was continuity of the Company’s operations.

See Note 3 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information related to our adoption of fresh start accounting.

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

Price Volatility. In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. The following table shows the low and high commodity future index prices for the periods indicated:

	High	Low
For the Year Ended December 31, 2018:
NYMEX-WTI oil future price range per Bbl	$76.41	$42.53
NYMEX-Henry Hub natural gas future price range per MMBtu	$6.88	$2.48
ICE Brent oil future price range per Bbl	$86.29	$50.47

For the Five Years Ended December 31, 2018:
NYMEX-WTI oil future price range per Bbl	$107.26	$26.21
NYMEX-Henry Hub natural gas future price range per MMBtu	$7.94	$1.49
ICE Brent oil future price range per Bbl	$115.06	$27.88

Commodity Derivative Contracts. Our hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage our exposure to commodity price fluctuations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time hedge more or less than this approximate range. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts.

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

•

Exploration expense. These are geological and geophysical costs and include certain seismic costs, costs of unsuccessful exploratory dry holes and unsuccessful leasing efforts. Exploration expense also include rig contract termination fees.

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

Prior to June 1, 2016, Memorial Resource provided management, administrative and operating services to the Predecessor and the Predecessor’s general partner pursuant to our Predecessor’s Omnibus Agreement. Upon completion of the MEMP GP Acquisition (as defined in Note 1 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statement and Supplementary Data”), the Predecessor’s Omnibus Agreement was terminated on June 1, 2016 and the Predecessor entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 1 and Note 16 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

•	Accretion expense. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value.
•

Interest expense. Historically, we financed a portion of our working capital requirements, capital development and acquisitions with borrowings under our New Revolving Credit Facility, our Emergence Credit Facility, our Predecessor’s revolving credit facility and the Predecessor’s senior note issuances. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and financing decisions. We expect to continue to incur significant interest expense.

•

Income tax expense. We are a corporation subject to federal and certain state income taxes. Our Predecessor was organized as a pass-through entity for federal and most state income tax purposes. During the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, certain of our consolidated subsidiaries were taxed as corporations for federal and state income tax purposes. We are subject to the Texas margin tax for activities in the State of Texas.

Outlook

Based on our current plans, our capital expenditure program for the full year 2019 is expected to be approximately $55.0 to $65.0 million. The charts below detail the allocation of capital across our asset base and by investment type based on the midpoint of our 2019 capital expenditure range. The amounts noted below are in millions:

As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and other factors. We anticipate funding our 2019 capital program from internally generated cash flow. Borrowings under our New Revolving Credit Facility and/or debt or equity financings may provide incremental financial flexibility.

Beginning in 2019, the Company has elected to change its reporting convention from natural gas equivalent (Mcfe) to oil equivalent (Boe). This change in presentation reflects the Company’s increasing focus on its liquids-weighted production and development in its Rockies and California operations, as well as the Company’s liquids-dominated proved reserves as of year-end 2018, of which 50% were crude oil, 15% were natural gas liquids and 35% were natural gas.

Critical Accounting Policies and Estimates

Fresh Start Accounting

Upon the Effective Date, we adopted fresh start accounting as required by GAAP. We met the requirements of fresh start accounting, which include: (i) the holders of the Predecessor’s voting common units immediately prior to the Effective Date received less than 50% of the voting shares of the Company and (ii) the reorganization value of our assets immediately prior to the Effective Date was less than the post-petition liabilities and allowed claims. Fresh start accounting involved a comprehensive valuation process in which we determined the fair value of all of our assets and liabilities on the Effective Date. See Note 3 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information related to our adoption of fresh start accounting.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the FASB. These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged Ryder Scott, our independent reserve engineers, to audit our internally prepared reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2018.

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

Derivative Instruments

Commodity derivative financial instruments (e.g., swaps, collars and puts) are used to reduce the impact of natural gas and oil price fluctuations. Every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in earnings as we have not elected hedge accounting for any of our derivative positions.

Results of Operations

The results of operations for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017, and the year ended December 31, 2016 have been derived from our consolidated financial statements.

Factors Affecting the Comparability of the Historical Financial Results

The comparability of the results of operations among the periods presented is impacted by the following significant transactions:

•	The sale of assets located in the Permian Basin (the “Permian Divestiture”) in June 2016 for approximately $36.7 million;
•	The sale of assets located in Colorado and Wyoming (the “Rockies Divestiture”) in July 2016 for approximately $16.4 million; and
•	The sale of non-core assets located in South Texas (the “South Texas Divestiture”) in May 2018 for approximately $17.1 million.

In addition, the comparability of the results of operations among the periods presented below is impacted by the application of fresh start accounting upon the emergence from bankruptcy. The Company’s Consolidated Financial Statements are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of different basis of accounting between the periods presented.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
	($ In thousands)		($ In thousands)
Oil and natural gas sales	$339,840	$205,176	$108,970	$284,051
Lease operating expense	114,405	74,547	35,568	126,175
Gathering, processing and transportation	23,231	18,652	10,772	34,979
Exploration expense	3,045	32	21	—
Taxes other than income	20,364	11,101	5,187	15,540
Depreciation, depletion and amortization	52,334	35,979	37,717	171,629
Impairment of proved oil and natural gas properties	—	—	—	183,437
General and administrative expense	43,129	29,506	31,606	63,280
Accretion of asset retirement obligations	5,711	4,384	3,407	10,231
(Gain) loss on commodity derivative instruments	(8,155)	31,609	(23,076)	117,105
(Gain) loss on sale of properties	3,614	—	—	(2,754)
Interest expense, net	(21,923)	(15,936)	(10,243)	(146,031)
Other income (expense)	190	16,981	8	8
Gain (loss) on extinguishment of debt	(3,034)	—	—	42,337
Reorganization items, net	(2,147)	(1,119)	(88,774)	—
Income tax benefit (expense)	—	2,176	91	(173)
Net income (loss)	54,609	1,286	(90,955)	(540,398)

Oil and natural gas revenue:
Oil sales	$209,066	$112,123	$55,767	$143,456
NGL sales	42,463	26,817	14,103	33,137
Natural gas sales	88,311	66,236	39,100	107,458
Total oil and natural gas revenue	$339,840	$205,176	$108,970	$284,051

Production volumes:
Oil (MBbls)	3,335	2,380	1,204	3,883
NGLs (MBbls)	1,496	1,114	616	2,286
Natural gas (MMcf)	29,176	21,885	12,411	44,776
Total (MMcfe)	58,166	42,850	23,336	81,773
Average net production (MMcfe/d)	159.4	177.8	188.2	223.4

Average sales price:
Oil (per Bbl)	$62.68	$47.11	$46.28	$36.94
NGL (per Bbl)	28.38	24.07	22.90	14.52
Natural gas (per Mcf)	3.03	3.03	3.15	2.40
Total (per Mcfe)	$5.84	$4.79	$4.67	$3.47

Average unit costs per Mcfe:
Lease operating expense	$1.97	$1.74	$1.52	$1.54
Gathering, processing and transportation	0.40	0.44	0.46	0.43
Taxes other than income	0.35	0.26	0.22	0.19
General and administrative expense	0.74	0.69	1.35	0.77
Depletion, depreciation and amortization	0.90	0.84	1.62	2.10

For the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017

Net income of $54.6 million, net income of $1.3 million and a net loss of $91.0 million was recorded for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

Oil, natural gas and NGL revenues were $339.8 million, $205.2 million and $109.0 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Average net production volumes were approximately 159.4 MMcfe/d, 177.8 MMcfe/d and 188.2 MMcfe/d for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 to May 4, 2017, respectively. The change in production volumes was primarily related to decreases in drilling activities and the South Texas Divestiture. The average realized sales price was $5.84 per Mcfe, $4.79 per Mcfe and $4.67 per Mcfe for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in the average realized sales price was primarily due to increases in realized prices for oil, natural gas and NGLs.

Lease operating expense was $114.4 million, $74.5 million and $35.6 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in lease operating expense was the result of increased workover activity and the South Texas Divestiture. On a per Mcfe basis, lease operating expense was $1.97, $1.74 and $1.52 for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in lease operating expense on a per Mcfe basis was primarily related to increased workover activity.

Gathering, processing and transportation expenses were $23.2 million, $18.7 million and $10.8 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in gathering, processing and transportation expenses was primarily due to lower production and the impact of the new accounting standard related to revenue from contracts with customers adopted on January 1, 2018. On a per Mcfe basis, gathering, processing and transportation expenses were $0.40, $0.44 and $0.46 for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

Taxes other than income was $20.4 million, $11.1 million and $5.2 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. On a per Mcfe basis, taxes other than income were $0.35, $0.26 and $0.22 for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in taxes other than income on a per Mcfe basis was primarily due to an increase in commodity prices.

DD&A expense was $52.3 million, $36.0 million and $37.7 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in DD&A expense was primarily due to a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018. The assets were accounted for as assets held for sale for the period from March 31, 2018 through the closing date.

No impairment was recognized for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017.

General and administrative expense was $43.1 million, $29.5 million and $31.6 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. General and administrative expense includes $7.5 million in severance payments to departing executives during the year ended December 31, 2018. Non-cash share/unit-based compensation expense was approximately $4.2 million, $2.5 million, and $3.7 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The year ended December 31, 2018 includes a $1.7 million reduction in non-cash share/unit-based compensation expenses related to the impact of management separation and retirement agreements for departing executives, TSUs and restricted stock options. The period from January 1, 2017 through May 4, 2017 includes $2.3 million of non-cash share/unit-based compensation expense related to the cancellation of the Predecessor’s restricted common units. Additionally, the Company recorded $7.5 million in pre-petition restructuring-related costs primarily for advisory and professional fees for the period from January 1, 2017 through May 4, 2017.

Net gains on commodity derivative instruments of $8.2 million were recognized for the year ended December 31, 2018, consisting of $10.1 million of cash settlements received on expired positions offset by a $1.9 million decrease in the fair value of open positions. Net losses on commodity derivative instruments of $31.6 million were recognized for the period from May 5, 2017 through December 31, 2017, consisting of $30.4 million of cash settlements received on expired positions offset by a $62.0 million decrease in the fair value of open positions. Net gains on commodity derivative instruments of $23.1 million were recognized for January 1, 2017 through May 4, 2017, consisting of $15.9 million of cash settlements received on expired positions and $94.1 million in cash settlements received on terminated derivatives. These receipts were partially offset by an $86.9 million decrease in the fair value of open positions.

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

Interest expense, net was $21.9 million, $15.9 million and $10.2 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The change in interest expense was primarily due to the Company not recording interest expense on the Predecessor’s 7.625% senior notes due May 2021 and 6.875% senior notes due August 2022 (collectively, the “Notes”), for the period from the Petition Date through the Effective Date. The Company recorded $3.5 million in interest expense related to the Notes for the period from January 1, 2017 through May 4, 2017. No interest expense was recorded on the Notes for the period from May 5, 2017 through December 31, 2017, as the Notes were cancelled on the Effective Date. The Company recognized $2.5 million and $2.1 million in amortization and write-off of deferred financing cost for the year ended December 31, 2018 and the period from May 5, 2017 through December 31, 2017, respectively. No amortization of deferred financing cost was recorded for the period from January 1, 2017 through May 4, 2017, as the unamortized amount of deferred financing cost was written off in the fourth quarter of 2016.

Average outstanding borrowings under our New Revolving Credit Facility were $294.0 million for the period from November 2, 2018 through December 31, 2018. Average outstanding borrowings under our Emergence Credit Facility was $330.4 million and $406.4 million for the period from January 1, 2018 through November 1, 2018 and the period from May 5, 2017 through December 31, 2017, respectively. Average outstanding borrowings under the Predecessor’s revolving credit facility were $460.2 million for the period from January 1, 2017 through May 4, 2017. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from January 1, 2017 through May 4, 2017. The Notes were cancelled on the Effective Date.

Reorganization items, net. The Company incurred significant costs associated with the reorganization. Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments and professional fees. The Company incurred $2.1 million, $1.1 million and $88.8 million of reorganization items, net for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. See Note 3 of the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information.

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

Lease operating expense was $74.5 million, $35.6 million and $126.2 million for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. The change in lease operating expense was the result of decreased workover activity and the Permian Divestiture and Rockies Divestitures. On a per Mcfe basis, lease operating expense was $1.74, $1.52 and $1.54 for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. The change in lease operating expense on a per Mcfe basis was primarily related to lower production.

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

No impairment was recognized for the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017. We recognized $183.4 million of impairments for the year ended December 31, 2016 related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily due to a downward revision of estimated proved reserves as a result of significant declines in commodity prices. For additional information, see Note 7 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

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

Average outstanding borrowings under our Emergence Credit Facility were $406.4 million for the period from May 5, 2017 through December 31, 2017. Average outstanding borrowings under the Predecessor’s revolving credit facility were $460.2 million and $746.0 million for the period from January 1, 2017 through May 4, 2017 and for the year ended December 31, 2016, respectively. We had an average of $1.1 billion aggregate principal amount of the Notes issued and outstanding for the period from January 1, 2017 through May 4, 2017 and for the year ended December 31, 2016, respectively. The Notes were cancelled on the Effective Date.

Reorganization items, net represents costs and income directly associated with the Chapter 11 proceedings since the Petition Date, such as the gain on settlement of liabilities subject to compromise, fresh start valuation adjustments and professional fees. The Company incurred $1.1 million and $88.8 million of reorganization items, net for the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. See Note 3 of the Notes to the Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information.

Other income (expense) was $17.0 million for the period from May 5, 2017 through December 31, 2017, primarily related to a $17.0 million gain in connection with the sale of a third-party midstream entity with whom our natural gas gathering and processing agreements entitled us to a percentage of the proceeds in the event of a sale.

We recognized a gain on extinguishment of debt of approximately $42.3 million for the year ended December 31, 2016 related to the repurchase of the Notes.

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

Plus:

•	Interest expense, including gains or losses on interest rate derivative contracts;
•	Income tax expense;
•	Depreciation, depletion and amortization (“DD&A”);
•	Impairment of goodwill and long-lived assets (including oil and natural gas properties);
•	Accretion of asset retirement obligations (“AROs”);
•	Loss on commodity derivative instruments;
•	Cash settlements received on expired commodity derivative instruments;
•	Losses on sale of assets and other, net;
•	Share/unit-based compensation expenses;
•	Exploration costs;
•	Acquisition and divestiture related expenses;
•	Amortization of gain associated with terminated commodity derivatives;
•	Restructuring related costs;
•	Reorganization items, net;
•	Severance payments;
•	Bad debt expense; and
•	Other non-routine items that we deem appropriate.

Less:

•	Interest income;
•	Income tax benefit;
•	Gain on extinguishment of debt
•	Gain on expired commodity derivative instruments;
•	Cash settlements paid on expired commodity derivative instruments;
•	Gains on sale of assets and other, net; and
•	Other non-routine items that we deem appropriate.

We are required to comply with certain Adjusted EBITDA-related metrics under our New Revolving Credit Facility.

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

Calculation of Adjusted EBITDA

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Net income (loss)	$54,609	$1,286	$(90,955)	$(540,398)
Interest expense, net	21,923	15,936	10,243	146,031
Gain (loss) on extinguishment of debt	3,034	—	—	(42,337)
Income tax expense (benefit)	—	(2,176)	(91)	173
DD&A	52,334	35,979	37,717	171,629
Impairment of proved oil and gas properties	—	—	—	183,437
Accretion of AROs	5,711	4,384	3,407	10,231
(Gains) losses on commodity derivative instruments	(8,155)	31,609	(23,076)	117,105
Cash settlements received (paid) on expired commodity derivative instruments	10,087	30,445	15,895	212,566
Amortization of gain associated with terminated commodity derivatives	—	—	—	42,236
(Gain) loss on sale of properties	3,614	—	—	(2,754)
Acquisition and divestiture related expenses	205	609	—	1,451
Share/Unit-based compensation expense	4,198	2,516	3,667	7,351
Exploration costs	3,045	32	16	981
(Gain) loss on settlement of AROs	953	181	36	531
Restructuring related costs	—	—	7,548	—
Reorganization items, net	2,147	1,119	88,774	10,069
Third-party midstream transaction	(105)	(16,979)	—	—
Bad debt expense	106	—	—	2,050
Severance payments	7,485	—	—	—
Other	—	—	57	229
Adjusted EBITDA	$161,191	$104,941	$53,238	$320,581

Reconciliation of Net Cash from Operating Activities to Adjusted EBITDA

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Net cash provided by operating activities	$141,781	$94,642	$125,498	$408,626
Changes in working capital	(14,316)	10,832	(16,524)	(26,614)
Interest expense, net	21,923	15,936	10,243	146,031
Gain (loss) on interest rate swaps	—	—	—	(1,289)
Cash settlements paid (received) on interest rate derivative instruments	—	—	—	3,944
Cash settlements received on terminated commodity derivatives	—	—	(94,146)	(230,729)
Amortization of gain associated with terminated commodity derivatives	—	—	—	42,236
Amortization and extinguishment of deferred financing fees	(2,518)	(2,093)	—	(22,106)
Accretion and extinguishment of senior notes discount	—	—	—	(13,185)
Acquisition and divestiture related expenses	205	609	—	1,451
Income tax expense (benefit) - current portion	—	30	(17)	(14)
Exploration costs	3,045	32	16	189
Plugging and abandonment cost	1,720	813	200	1,972
Restructuring related costs	—	—	7,548	—
Reorganization items, net	2,147	1,119	20,420	10,069
Severance payments	7,485	—	—	—
Third-party midstream transaction	(105)	(16,979)	—	—
Other	(176)	—	—	—
Adjusted EBITDA	$161,191	$104,941	$53,238	$320,581

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, to meet our indebtedness obligations, to refinance our indebtedness or to meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our Predecessor’s revolving credit facility, our Emergence Credit Facility or our New Revolving Credit Facility, as applicable, and equity and debt capital markets. As we pursue reserve and production growth, we plan to monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Based on our current oil and natural gas price expectations, we believe our cash flows provided by operating activities and availability under our New Revolving Credit Facility will provide us with the financial flexibility necessary to meet our cash requirements, including normal operating needs, and to pursue our currently planned 2019 development drilling activities. However, future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the prices we receive for our oil and natural gas production, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all. We anticipate funding our 2019 capital program from internally generated cash flow. Borrowings under our New Revolving Credit Facility and/or debt or equity financings may provide incremental financial flexibility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of December 31, 2018, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $56.0 million for the year ended December 31, 2018, which were primarily related to drilling, capital workovers and capital facilities expenditures located in East Texas, the Rockies and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our Beta properties in federal waters offshore Southern California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until later in 2019. At December 31, 2018, there was approximately $90.2 million in the trust account and $71.3 million in surety bonds.

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

As of December 31, 2018, we had a working capital balance of $55.2 million primarily due to a cash balance of $49.7 million, current derivative asset balance of $18.8 million and accounts receivable of $29.5 million partially offset by the timing of accruals, which included accrued lease operating expense of approximately $10.5 million, accrued general and administrative expense of approximately $4.4 million, and accrued capital expenditures of approximately $4.3 million.

Debt Agreements

Emergence Credit Facility. On May 4, 2017, OLLC, as borrower, entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, providing for a $1.0 billion senior secured reserve-based revolving credit facility (the “Emergence Credit Facility”).

On November 2, 2018, in connection with entry into the New Revolving Credit Facility, the Emergence Credit Facility was terminated and repaid in full. For additional information regarding the New Revolving Credit Facility, see “— Recent Developments — New Revolving Credit Facility” and Note 11 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” or this annual report for additional information.

On December 21, 2018, we entered into a letter agreement relating to the New Credit Agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, the parties to the New Credit Agreement agreed, among other things, to:

•	extend the date by which OLLC was required to show compliance with certain minimum hedging requirements set forth in the New Credit Agreement from December 31, 2018 to February 28, 2019; and
•

subject to certain conditions, waive the requirement that OLLC deliver to the Agent within 60 days after the closing date of the New Credit Agreement control agreements with respect to certain deposit accounts held or maintained by each Loan Party (as defined in the New Credit Agreement) on the closing date of the New Credit Agreement.

The borrowing base under the New Revolving Credit Facility as of December 31, 2018, was $425.0 million.

As of December 31, 2018, we were in compliance with all the financial (ratio of total debt to EBITDAX and current ratio) and other covenants associated with our New Revolving Credit Facility.

As of December 31, 2018, we had approximately $128.6 million of available borrowings under our New Revolving Credit Facility, net of $2.4 million in letters of credit.

See Note 11 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016 have been derived from our Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under “Item 8. Financial Statements and Supplementary Data” contained herein.

	Successor		Predecessor
		Period from	Period from	For the
	For the Nine	May 5, 2017	January 1, 2017	Year Ended
	Months Ended	through	through	December 31,
	December 31, 2018	December 31, 2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Net cash provided by operating activities	$141,781	$94,642	$125,498	$408,626
Net cash provided by (used in) investing activities	23,666	(53,357)	(6,496)	(16,442)
Net cash provided by (used in) financing activities	(121,810)	(62,594)	(106,674)	(377,410)

For the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $141.8 million, $94.6 million and $125.5 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Production volumes were approximately 159.4 MMcfe/d, 177.8 MMcfe/d and 188.2 MMcfe/d for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. The average realized sales price was $5.84 per Mcfe, $4.79 per Mcfe and $4.67 per Mcfe for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Lease operating expense was $114.4 million, $74.5 million and $35.6 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Gathering, processing and transportation expenses were $23.2 million, $18.7 million and $10.8 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 was $23.7 million, of which $55.4 million was used for additions to oil and gas properties and partially offset by $17.1 million in proceeds from the sale of oil and natural gas properties primarily related to the South Texas Divestiture. Net cash used in investing activities for the period from May 5, 2017 through December 31, 2017 was $53.4 million, of which $52.7 million was used for additions to oil and gas properties. Net cash used in investing activities for the period from January 1, 2017 through May 4, 2017 was $6.5 million, of which $6.2 million was used for additions to oil and gas properties. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $0.5 million, $0.5 million and $0.2 million for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the period from January 1, 2017 through May 4, 2017, respectively. Withdrawal of restricted cash was $62.5 million at December 31, 2018, which related to the Company receiving approximately $62.5 million from the Beta Decommissioning Trust Account. See Note 17 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. The Company had net repayments of $82.0 million under the Emergence Credit Facility and paid $3.5 million in deferred financing costs for the year ended December 31, 2018. In December 2018, the Company repurchased an aggregate of 2,916,667 shares of its common stock at a price of $12.00 per share, for a total cost of $35.0 million (excluding fees and expenses relating to the tender offer). The Company had net repayments of $54.0 million under the Emergence Credit Facility and made $8.2 million in payments to the holders of the Notes, $1.3 million in payments to the Predecessor common unitholders and received a $1.5 million contribution from management in accordance with the Plan for the period from May 5, 2017 through December 31, 2017. The Company had net repayments of $81.7 million under the Predecessor’s revolving credit facility, made $16.4 million in payments to the holders of the Notes and paid $8.6 million in deferred financing costs for the period from January 1, 2017 through May 4, 2017.

For the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $94.6 million, $125.5 million and $408.6 million for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. Production volumes were approximately 177.8 MMcfe/d, 188.2 MMcfe/d and 223.4 MMcfe/d for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. The average realized sales price was $4.79 per Mcfe, $4.67 per Mcfe and $3.47 per Mcfe for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. Lease operating expense was $74.5 million, $35.6 million and $126.2 million for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. Gathering, processing and transportation expenses were $18.7 million, $10.8 million and $35.0 million for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively.

Investing Activities. Net cash used in investing activities for the period from May 5, 2017 through December 31, 2017 was $53.4 million, of which $52.7 million was used for additions to oil and gas properties. Net cash used in investing activities for the period from January 1, 2017 through May 4, 2017 was $6.5 million, of which $6.2 million was used for additions to oil and gas properties. Net cash used in investing activities for the year ended December 31, 2016 was $16.4 million, of which $57.7 million was used for additions to oil and gas properties and $7.9 million was used for additions to other property and equipment. This amount was partially offset by $52.7 million in proceeds from the sale of oil and natural gas properties for the year ended December 31, 2016. Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with our offshore Southern California oil and natural gas properties. Additions to restricted investments were $0.5 million, $0.2 million and $8.4 million for the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” for additional information regarding our restricted investments.

Financing Activities. The Company had net repayments of $54.0 million under the Emergence Credit Facility and made $8.2 million in payments to the holders of the Notes, $1.3 million in payments to the Predecessor common unitholders and received a $1.5 million contribution from management in accordance with the Plan for the period from May 5, 2017 through December 31, 2017. The Company had net repayments of $81.7 million under the Predecessor’s revolving credit facility, made $16.4 million in payments to the holders of the Notes and paid $8.6 million in deferred financing costs for the period from January 1, 2017 through May 4, 2017. The Company had net repayments of $324.3 million under the Predecessor’s revolving credit facility for the year ended December 31, 2016. Distributions to partners for the year ended December 31, 2016 were $13.3 million. We repurchased an aggregate principal amount of approximately $85.7 million of the Notes for $41.3 million for the year ended December 31, 2016.

Capital Requirements

See “— Outlook” for additional information regarding our capital spending program for 2019.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2018. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Payment or Settlement due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(In thousands)
New Revolving Credit Facility (1)	$294,000	$—	$—	$294,000	$—
Estimated interest payments (2)	70,481	14,582	29,165	26,734	—
Asset retirement obligations (3)	76,344	477	—	—	75,867
CO2 minimum purchase commitment (4)	8,315	4,306	4,009	—	—
Operating leases (5)	11,846	5,893	4,181	542	1,230
Midstream services (6)	12,308	3,075	6,158	3,075	—
Total	$473,294	$28,333	$43,513	$324,351	$77,097

(1)

Represents the scheduled future maturities of principal amount outstanding for the periods indicated. Maturities are shown at original maturity dates assuming no acceleration. See Note 11 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for information regarding our New Revolving Credit Facility.

(2)

Estimated interest payments are based on the principal amount outstanding under our New Revolving Credit Facility at December 31, 2018. In calculating these amounts, we applied the weighted-average interest rate for the year ended December 31, 2018 associated with such debt. See Note 11 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for the weighted-average variable interest rate charged during 2018 under our New Revolving Credit Facility and Emergence Credit Facility. Maturities are shown at original maturity dates assuming no acceleration.

(3)

Asset retirement obligations represent estimated discounted costs for future dismantlement and abandonment costs. These obligations are recorded as liabilities on our December 31, 2018 balance sheet. See Note 9 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for additional information regarding our asset retirement obligations.

(4)	Represents a firm agreement to purchase CO2 volumes related to our Bairoil properties in Wyoming.
(5)

Primarily represents leases for office space as well as equipment rentals and offshore Southern California right-of-way use. See Note 17 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this annual report for information regarding our operating leases.

(6)	Represents processing fees associated with a minimum volume commitment related to certain of our properties located in East Texas.

Off–Balance Sheet Arrangements

As of December 31, 2018, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 4 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

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

Commodity Price Risk

Our major market risk exposure is in the prices that we receive for our oil, natural gas and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices we receive. It has been our practice to enter into fixed price swaps and costless collars only with lenders and their affiliates under our Predecessor’s revolving credit facility, our Emergence Credit Facility and our New Revolving Credit Facility, as applicable.

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

Collars. In a typical collar arrangement, we receive the excess, if any, of the contract floor price over the reference price, primarily based on NYMEX, or regional quoted prices, and pay the excess, if any, of the reference price over the contract ceiling price. Collars are typically exercised in cash on a monthly basis only when the reference price is outside of floor and ceiling prices (the collar), otherwise they expire.

Puts. In a typical put contract, we (as the buyer of the put option) hedge against the potential for lower prices by limiting our exposure and setting a floor price for the hedged commodity. This mitigates downside risk but we retain the upside on commodity prices above the fixed floor price. Puts are typically exercised in cash on a monthly basis only when the reference price is below the floor prices. In addition, puts typically have a cost (or premium) associated with the purchase that will either be settled at the time of purchase or deferred until the period covered by the transaction. These costs will be paid regardless of the commodity price during the hedge period.

The following table summarizes our derivative contracts as of December 31, 2018 and the average prices at which the production will be hedged:

	2019	2020
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,565,000	—
Weighted-average fixed price	$2.89	$—

Collar contracts:
Average monthly volume (MMBtu)	—	90,000
Weighted-average floor price	—	$2.60
Weighted-average ceiling price	$—	$2.85

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	148,000	—
Weighted-average fixed price	$53.06	$—

Collar contracts:
Average monthly volume (Bbls)	38,000	14,300
Weighted-average floor price	$55.00	$55.00
Weighted-average ceiling price	$63.85	$62.10

Purchased put option contracts:
Average Monthly Volume (Bbls)	—	14,300
Weighted-average strike price	$—	$55.00

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	72,000	18,200
Weighted-average fixed price	$29.96	$28.67

The following table summarizes our derivative contracts as of December 31, 2017 and the average prices at which the production was hedged:

	2018	2019
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (MMBtu)	1,102,000	300,000
Weighted-average fixed price	$3.91	$2.91

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	152,000	110,000
Weighted-average fixed price	$71.31	$51.34

NGL Derivative Contracts:
Fixed price swap contracts:
Average Monthly Volume (Bbls)	65,700	—
Weighted-average fixed price	$24.13	$—

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. The Company did not have any interest rate swaps at December 31, 2018.

Counterparty and Customer Credit Risk

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our New Revolving Credit Facility are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $21.2 million against amounts outstanding under our New Revolving Credit Facility at December 31, 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm, begin on page F-1 of this annual report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of the Company, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the Company, the Company assessed the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, the Company’s management, including its principal executive and financial officers, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria set forth under the COSO Framework.

KPMG LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” in this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is contained herein under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this annual report.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Amplify Energy Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Amplify Energy Corp. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2018, the period May 5, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016 (Predecessor) and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 6, 2019

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Amplify Energy Corp. (the “Proxy Statement”) to be held on May 15, 2019.

The Company’s Code of Business Conduct and Ethics (the “Code of Ethics”) can be found on the Company’s website located at http://investor.amplifyenergy.com/corporate-governance. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Consolidated Financial Statements are included under Part II, “Item 8. Financial Statements and Supplementary Data” of the Annual Report. For a listing of these statements and accompanying footnotes, see “Index to Financial Statements” Page F-1 of this Annual Report.

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

10.1#	—

Employment Agreement, dated May 5, 2018, by and between Amplify Energy Corp. and Kenneth Mariani (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.2#	—

Employment Agreement, dated July 30, 2018, by and between Amplify Energy Corp and Denise DuBard (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 11, 2018).

10.3#	—

Letter Agreement, dated April 27, 2018, by and between Amplify Energy Corp. and William J. Scarff (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.4#	—

Letter Agreement, dated April 27, 2018, by and between Amplify Energy Corp. and Robert L. Stillwell, Jr. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.5#	—

Letter Agreement, dated April 27, 2018, by and between Amplify Energy Corp. and Christopher S. Cooper (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.6#*	—	Form of Restricted Stock Unit Agreement.

10.7#*	—	Form of Option Forfeiture Agreement.

10.8#	—	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on August 8, 2018).

10.9#	—	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

Exhibit Number		Description
10.10#	—	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.11#	—

Form of Restricted Stock Unit Award Agreement under the Amplify Energy Corp. 2017 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-218745) filed on June 14, 2017).

10.12#	—	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 001-35364) filed on May 4, 2016).

10.13#	—	Form of Key Employee Retention Bonus Agreement for Senior Management (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K (File No. 001-35364) filed on March 10, 2017).

10.14#	—	Form of Key Employee Retention Bonus Agreement (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K (File No. 001-35364) filed on March 10, 2017).

10.15#	—	Memorial Production Partners LP Key Employee Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K (File No. 001-35364) filed on March 10, 2017).

10.16	—

Plan Support Agreement, dated as of December 22, 2016, among Memorial Production Partners LP (the “Partnership”) and its subsidiaries party thereto and certain holders of the Partnership’s 7.625% Senior Notes due 2021 and the Partnership’s 6.875% Senior Notes due 2022 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on December 23, 2016).

10.17	—

Plan Support Agreement, dated as of January 13, 2017, among Memorial Production Partners LP and its subsidiaries party thereto and the banks party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-35364) filed on January 17, 2017).

10.18	—

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

10.19#	—	Amplify Energy Corp. Management Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.20	—

Credit Agreement, dated as of November 2, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco. Inc., as parent , Bank of Montreal, as administrative agent and an L/C issuer, and the other lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q (File No. 001-35364) filed on November 7, 2018).

10.21*	—

Letter Agreement, dated as of December 21, 2018, among Amplify Energy Operating LLC, Amplify Acquisitionco, Inc., as parent, Bank of Montreal, as administrative agent and L/C issuer, and the other lenders and agents from time to time party thereto.

10.22	—

Amended and Restated Credit Agreement, dated as of May 4, 2017, among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., as a parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.23	—

First Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2017, among Amplify Energy Operating LLC, the guarantors party thereto, lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on December 6, 2017).

10.24	—

Second Amendment to Amended and Restated Credit Agreement dated as of May 15, 2018, among Amplify Energy Operating LLC, the guarantors party thereto and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 17, 2018.

10.25#	—

Stockholders Agreement, dated as of May 4, 2017, between the Company and certain Stockholders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

Exhibit Number		Description
10.26	—

Registration Rights Agreement, dated as of May 4, 2017, between the Company and certain Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.27	—

Warrant Agreement between Amplify Energy Corp., as Issuer, and American Stock Transfer & Trust Company, LLC, as Warrant Agent, dated as of May 4, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.28#	—	Form of Amendment to the Change of Control Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.29#	—

Form of Amendment to the Management Incentive Plan Severance Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.30#	—	Amplify Energy Corp. Amended and Restated Key Employee Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 5, 2017).

10.31#	—

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

Amplify Energy Corp.
(Registrant)

Date: March 6, 2019	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Title (Position with Amplify Energy Corp.)	Date

/s/ Kenneth Mariani	President, Chief Executive Officer and Director	March 6, 2019
Kenneth Mariani	(Principal Executive Officer)

/s/ Martyn Willsher	Senior Vice President and Chief Financial Officer	March 6, 2019
Martyn Willsher	(Principal Financial Officer)

/s/ Denise DuBard	Vice President and Chief Accounting Officer	March 6, 2019
Denise DuBard	(Principal Accounting Officer)

/s/ David H. Proman	Director and Chairman	March 6, 2019
David H. Proman

/s/ David M. Dunn	Director	March 6, 2019
David M. Dunn

/s/ Christopher W. Hamm	Director	March 6, 2019
Christopher W. Hamm

/s/ P. Michael Highum	Director	March 6, 2019
P. Michael Highum

/s/ Evan S. Lederman	Director	March 6, 2019
Evan S. Lederman

/s/ Edward A. Scoggins, Jr.	Director	March 6, 2019
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIFY ENERGY CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 (Successor Period) and December 31, 2017 (Successor Period)	F-3

Statements of Consolidated Operations for the year ended December 31, 2018 (Successor Period), the period from May 5, 2017 through December 31, 2017 (Successor Period), period from January 1, 2017 through May 4, 2017 (Predecessor Period) and the year ended December 31, 2016 (Predecessor Period)

F-4

Statements of Consolidated Cash Flows for the year ended December 31, 2018 (Successor Period), the period from May 5, 2017 through December 31, 2017 (Successor Period), the period from January 1, 2017 through May 4, 2017 (Predecessor Period), and the year ended December 31, 2016 (Predecessor Period)

F-5

Statements of Consolidated Equity for the December 31, 2018 (Successor Period), the period from May 5, 2017 through December 31, 2017 (Successor Period), the period from January 1, 2017 through May 4, 2017 (Predecessor Period), and the year ended December 31, 2016 (Predecessor Period)

F-7
Notes to Consolidated Financial Statements
Note 1 – Organization and Basis of Presentation	F-9
Note 2 – Emergence from Voluntary Reorganization under Chapter 11	F-11
Note 3 – Fresh Start Accounting	F-12
Note 4 – Summary of Significant Accounting Policies	F-15
Note 5 – Revenues	F-21
Note 6 – Acquisitions and Divestitures	F-22
Note 7 – Fair Value Measurements of Financial Instruments	F-24
Note 8 – Risk Management and Derivative Instruments	F-25
Note 9 – Asset Retirement Obligations	F-28
Note 10 – Restricted Investments	F-29
Note 11 – Debt	F-29
Note 12 – Equity (Deficit)	F-33
Note 13 – Earnings per Share/Unit	F-36
Note 14 – Equity-based Awards	F-36
Note 15 – Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows	F-42
Note 16 – Related Party Transactions	F-43
Note 17 – Commitments and Contingencies	F-44
Note 18 – Income Tax	F-46
Note 19 – Quarterly Financial Information (Unaudited)	F-49
Note 20 – Supplemental Oil and Gas Information (Unaudited)	F-49
Note 21- Subsequent Events	F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Amplify Energy Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amplify Energy Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2018, the period May 5, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through May 5, 2017 and the year ended December 31, 2016 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, the period May 5, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through May 5, 2017 and the year ended December 31, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis of Accounting

As discussed in note 2 to the consolidated financial statements, on April 14, 2017, the United States Bankruptcy Court for the Southern District of Texas entered an order confirming the plan for reorganization, which became effective on May 4, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Topic 852, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods (Predecessor) as described in note 1.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Houston, Texas

March 6, 2019

AMPLIFY ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	Successor
	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$49,704	$6,392
Restricted cash	325	—
Accounts receivable	29,514	36,391
Short-term derivative instruments	18,813	28,546
Prepaid expenses and other current assets	7,241	7,220
Total current assets	105,597	78,549
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	598,331	603,053
Support equipment and facilities	108,760	100,225
Other	6,625	6,133
Accumulated depreciation, depletion and impairment	(85,535)	(35,979)
Property and equipment, net	628,181	673,432
Long-term derivative instruments	2,469	—
Restricted investments	94,467	156,938
Other long-term assets	6,129	8,545
Total assets	$836,843	$917,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,345	$1,941
Revenues payable	24,779	22,427
Accrued liabilities (see Note 15)	23,155	18,233
Short-term derivative instruments	139	—
Total current liabilities	50,418	42,601
Long-term debt (see Note 11)	294,000	376,000
Asset retirement obligations	75,867	99,460
Long-term derivative instruments	—	5,470
Total liabilities	420,285	523,531
Commitments and contingencies (see Note 17)
Stockholders' equity:
Preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Warrants, 2,173,913 warrants issued and outstanding at December 31, 2018 and 2017, respectively	4,788	4,788
Common stock, $0.0001 par value: 300,000,000 shares authorized; 22,181,881 and 25,000,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	355,872	387,856
Accumulated earnings (deficit)	55,895	1,286
Total stockholders' equity	416,558	393,933
Total liabilities and equity	$836,843	$917,464

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share/unit amounts)

	Successor		Predecessor
		Period from	Period from
	For the	May 5, 2017	January 1, 2017	For the
	Year Ended	through	through	Year Ended
	December 31, 2018	December 31, 2017	May 4, 2017	December 31, 2016
Revenues:
Oil and natural gas sales	$339,840	$205,176	$108,970	$284,051
Other revenues	304	303	231	529
Total revenues	340,144	205,479	109,201	284,580

Costs and expenses:
Lease operating expense	114,405	74,547	35,568	126,175
Gathering, processing and transportation	23,231	18,652	10,772	34,979
Exploration	3,045	32	21	981
Taxes other than income	20,364	11,101	5,187	15,540
Depreciation, depletion and amortization	52,334	35,979	37,717	171,629
Impairment of proved oil and natural gas properties	—	—	—	183,437
General and administrative expense	43,129	29,506	31,606	63,280
Accretion of asset retirement obligations	5,711	4,384	3,407	10,231
(Gain) loss on commodity derivative instruments	(8,155)	31,609	(23,076)	117,105
(Gain) loss on sale of properties	3,614	—	—	(2,754)
Other, net	943	485	36	516
Total costs and expenses	258,621	206,295	101,238	721,119
Operating income (loss)	81,523	(816)	7,963	(436,539)
Other income (expense):
Interest expense, net	(21,923)	(15,936)	(10,243)	(146,031)
Other income (expense)	190	16,981	8	8
Gain (loss) on extinguishment of debt	(3,034)	—	—	42,337
Total other income (expense)	(24,767)	1,045	(10,235)	(103,686)
Income (loss) before reorganization items, net and income taxes	56,756	229	(2,272)	(540,225)
Reorganization items, net	(2,147)	(1,119)	(88,774)	—
Income tax benefit (expense)	—	2,176	91	(173)
Net income (loss)	54,609	1,286	(90,955)	(540,398)
Net income (loss) attributable to common stockholders/limited partners	$54,609	$1,286	$(90,955)	$(540,398)

Successor/Predecessor interest in net income (loss):
Net income (loss) attributable to Successor/Predecessor	$54,609	$1,286	$(90,955)	$(540,398)
Net (income) loss allocated to Predecessor's general partner	—	—	—	168
Net (income) loss allocated to participating restricted stockholders	(2,426)	(35)	—	—
Net income (loss) available to common stockholders/limited partners	$52,183	$1,251	$(90,955)	$(540,230)

Earnings per share/unit: (See Note 13)
Basic and diluted earnings per share/unit	$2.09	$0.05	$(1.09)	$(6.48)
Weighted average common shares/unit outstanding:
Basic and diluted	24,959	25,000	83,807	83,351

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2018	Period from May 5, 2017 through December 31, 2017*	Period from January 1, 2017 through May 4, 2017*	For the Year Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$54,609	$1,286	$(90,955)	$(540,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	52,334	35,979	37,717	171,629
Impairment of proved oil and natural gas properties	—	—	—	183,437
(Gain) loss on derivative instruments	(8,155)	31,609	(23,076)	118,395
Cash settlements (paid) received on expired derivative instruments	10,087	30,446	15,895	210,704
Cash settlements (paid) on terminated derivatives	—	—	94,146	228,646
Bad debt expense	106	—	—	2,050
Deferred income tax expense (benefit)	—	(2,206)	(74)	187
Amortization and write-off of deferred financing costs	2,518	2,093	—	22,106
Amortization and write-off of senior notes discount	—	—	—	13,185
(Gain) loss on extinguishment of debt	3,034	—	—	(42,337)
Accretion of asset retirement obligations	5,711	4,384	3,407	10,231
(Gain) loss on sale of properties	3,614	—	—	(2,754)
Share/unit-based compensation (see Note 14)	4,374	2,516	3,667	7,350
Settlement of asset retirement obligations	(767)	(633)	(164)	(1,442)
Exploration costs	—	—	—	792
Reorganization items, net	—	—	68,356	—
Other	—	—	56	229
Changes in operating assets and liabilities:
Accounts receivable	5,783	(2,830)	1,024	23,928
Prepaid expenses and other assets	623	5,578	735	(4,088)
Payables and accrued liabilities	7,925	(13,590)	15,030	4,084
Other	(15)	10	(266)	2,692
Net cash provided by operating activities	141,781	94,642	125,498	408,626
Cash flows from investing activities:
Additions to oil and gas properties	(55,425)	(52,735)	(6,211)	(57,675)
Additions to other property and equipment	(492)	(127)	(76)	(7,875)
Additions to restricted investments	(500)	(495)	(209)	(8,443)
Withdrawals of restricted investments	62,467	—	—	4,840
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	17,113	—	—	52,711
Other	503	—	—	—
Net cash provided by (used in) investing activities	23,666	(53,357)	(6,496)	(16,442)
Cash flows from financing activities:
Advances on revolving credit facilities	315,000	9,000	16,600	144,000
Payments on revolving credit facilities	(397,000)	(63,000)	(98,252)	(468,348)
Deferred financing costs	(3,451)	(642)	(8,575)	(1,350)
Payment to holders of the Notes	—	(8,193)	(16,446)	—
Payment to Predecessor common unitholders	—	(1,250)	—	—
Contribution from management	—	1,500	—	—
Retirement of common stock under tender offer	(35,000)	—	—	—
Costs incurred in conjunction with tender offer	(521)	—	—	—
Repurchase of senior notes	—	—	—	(41,261)
Contributions related to sale of assets to NGP affiliate	—	—	—	26
Transfer of operating subsidiary from Memorial Resource	—	—	—	2,363
Proceeds from the issuance of Predecessor common units	—	—	—	2,385
Costs incurred in conjunction with issuance of Predecessor common units	—	—	—	(536)
Distributions to partners	—	—	—	(13,300)
Acquisition of Predecessor's general partner (see Note 1)	—	—	—	(750)
Acquisition of incentive distribution rights from NGP (see Note 1)	—	—	—	(50)
Restricted units returned to plan	(847)	—	(10)	(589)
Other	9	(9)	9	—
Net cash (used in) provided by financing activities	(121,810)	(62,594)	(106,674)	(377,410)
Net change in cash, cash equivalents and restricted cash	43,637	(21,309)	12,328	14,774

Cash, cash equivalents and restricted cash, beginning of period	6,392	27,701	15,373	599
Cash, cash equivalents and restricted cash, end of period	$50,029	$6,392	$27,701	$15,373

See Accompanying Notes to Consolidated Financial Statements.

*See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED EQUITY (PREDECESSOR)

(In thousands)

	Partner's Equity
	Limited Partners
	Common	General
	Units	Partner	Total
Balance, December 31, 2015	644,644	848	645,492
Net income (loss)	(540,230)	(168)	(540,398)
Distributions	(13,289)	(11)	(13,300)
Purchase of equity interest of general partner (see Note 1)	(81)	(669)	(750)
Acquisition of IDRs from NGP (see Note 1)	(50)	—	(50)
Net proceeds from issuance of Predecessor common units	1,849	—	1,849
Amortization of equity/unit-based awards	7,206	—	7,206
Restricted units repurchased and other	(560)	—	(560)
Balance at December 31, 2016 (Predecessor)	99,489	—	99,489
Net income (loss)	(90,955)	—	(90,955)
Cancellation and amortization of equity/unit-based awards	3,713	—	3,713
Restricted units repurchased and other	(2)	—	(2)
Issuance of common stock to Predecessor common unitholders	(7,707)	—	(7,707)
Issuance of warrants to Predecessor common unitholders	(4,788)	—	(4,788)
Contribution from management	1,500	—	1,500
Settlement with Predecessor common unitholders	(1,250)	—	(1,250)
Balance at May 4, 2017 (Predecessor)	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

STATEMENTS OF CONSOLIDATED EQUITY (SUCCESSOR)

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Issuance of Successor common stock to holders of the Notes	$3	$—	$377,642	$—	$377,645
Issuance of Successor warrants to Predecessor common unitholders	—	4,788	—	—	4,788
Issuance of Successor common stock to Predecessor common unitholders	—	—	7,707	—	7,707
Balance at May 5, 2017 (Successor)	3	4,788	385,349	—	390,140
Net income (loss)	—	—	—	1,286	1,286
Share-based compensation expense	—	—	2,516	—	2,516
Other	—	—	(9)	—	(9)
Balance at December 31, 2017 (Successor)	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	54,609	54,609
Tender offer distribution	—	—	(35,520)	—	(35,520)
Share-based compensation expense	—	—	4,374	—	4,374
Restricted shares repurchased	—	—	(847)	—	(847)
Other	—	—	9	—	9
Balance at December 31, 2018 (Successor)	$3	$4,788	$355,872	$55,895	$416,558

See Accompanying Notes to Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as there are not different economic environments within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties located in the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

Unless the context requires otherwise, references to: (i) our “Predecessor’s general partner” and “MEMP GP” refer to Memorial Production Partners GP LLC, our Predecessor’s general partner, which was dissolved following the effective date of the Plan; (ii) “Memorial Resource” refers to Memorial Resource Development Corp., the former owner of our Predecessor’s general partner; (iii) “MRD LLC” refers to Memorial Resource Development LLC, which is the predecessor of Memorial Resource; (iv) “the Funds” refers collectively to Natural Gas Partners VIII, L.P., Natural Gas Partners IX, L.P. and NGP IX Offshore Holdings, L.P., which collectively controlled MRD Holdco LLC; (v) “OLLC” refers to Amplify Energy Operating LLC, formerly known as Memorial Production Operating LLC, our wholly owned subsidiary through which we operate our properties; (vi) “Finance Corp.” refers to Memorial Production Finance Corporation, our Predecessor’s wholly owned subsidiary, whose activities were limited to co-issuing our debt securities and engaging in other activities incidental thereto and which was dissolved following the effective date of the Plan; and (vii) “NGP” refers to Natural Gas Partners.

MEMP GP Acquisition

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

In connection with the closing of the transactions on June 1, 2016, our Predecessor’s partnership agreement was amended and restated to, among other things, (i) convert the 0.1% general partner interest in the Predecessor held by MEMP GP into a non-economic general partner interest, (ii) cancel the IDRs, and (iii) provide that the limited partners of the Predecessor will have the ability to elect the members of MEMP GP’s board of directors. In addition, we terminated the Predecessor’s Omnibus Agreement under which Memorial Resource provided management, administrative and operations personnel to us and our Predecessor’s general partner, and we entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. See Note 16 for additional information regarding the MEMP GP Acquisition and the transition services agreement.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

Our Consolidated Financial Statements included herein have been prepared pursuant to the rule and guidelines of the Securities and Exchange Commission (the “SEC”).

All material intercompany transactions and balances have been eliminated in preparation of our Consolidated Financial Statements. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the prior year financial statements have been reclassified to conform to current presentation. Gain (loss) on extinguishment of deferred finance cost were previously accounted for as interest expense, net and are now being presented as gain (loss) on extinguishment of debt on our Statement of Consolidated Operations.

The Consolidated Financial Statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that were realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s Statement of Consolidated Operations.

The Company adopted the new accounting pronouncement related to the presentation of statement of cash flows — restricted cash in the first quarter of 2018. See Note 4 for additional information. A retrospective change for the period from January 1, 2017 through May 4, 2017 and May 5, 2017 through December 31, 2017 on the Statement of Consolidated Cash Flows as previously presented was required due to adoption. The table below sets forth the retrospective adjustments for the periods presented:

	Predecessor
	Previously Reported Period from January 1, 2017 through May 4, 2017	Adjustment Effect	As Adjusted Period from January 1, 2017 through May 4, 2017
	(In thousands)
Changes in operating assets and liabilities:
Restricted cash	$(7,561)	$7,561	$—
Net cash provided by operating activities	117,937	7,561	125,498
Net change in cash and cash equivalents	4,767	7,561	12,328
Cash and cash equivalents, end of period	20,140	7,561	27,701

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor
	Previously Reported Period from May 5, 2017 through December 31, 2017	Adjustment Effect	As Adjusted Period from May 5, 2017 through December 30, 2017
	(In thousands)
Changes in operating assets and liabilities:
Restricted cash	$7,561	$(7,561)	$—
Net cash provided by operating activities	102,203	(7,561)	94,642
Net change in cash and cash equivalents	(13,748)	(7,561)	(21,309)
Cash and cash equivalents, end of period	6,392	—	6,392

Comparability of Financial Statements to Prior Periods

As discussed in further detail in Note 3 below, we adopted and applied the relevant guidance provided in GAAP with respect to the accounting and financial statement disclosures for entities that have emerged from bankruptcy proceedings (“Fresh Start Accounting”). Accordingly, our Consolidated Financial Statements and Notes after May 4, 2017, are not comparable to the Consolidated Financial Statements and Notes prior to that date. To facilitate our financial statement presentations, we refer to the reorganized company in these Consolidated Financial Statements and Notes as the “Successor” for periods subsequent to May 4, 2017 and “Predecessor” for periods prior to May 5, 2017. Furthermore, our Consolidated Financial Statements and Notes have been presented with a “black line” division to delineate the lack of comparability between the Predecessor and Successor.

Note 2. Emergence from Voluntary Reorganization under Chapter 11

On the Petition Date, the Debtors filed voluntary petitions under the Bankruptcy Code in the Bankruptcy Court to pursue a Joint Chapter 11 Plan of Reorganization for the Debtors. The Debtors’ Chapter 11 proceedings were jointly administered under the caption In re Memorial Production Partners LP, et al. (Case No. 17-30262).

On April 14, 2017, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Plan.

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

•

The holders of claims under the Predecessor’s revolving credit facility received a full recovery, consisting of a cash pay down and their pro rata share of the $1 billion exit senior secured reserve-based revolving credit facility (the “Emergence Credit Facility”), as further discussed in Note 11.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

The adjustments included in the following condensed consolidated balance sheet reflected the effect of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

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
Commitments and contingencies (see Note 17)
Stockholders'/partners' equity:
Predecessor common units	80,601	(80,601)	(10)	—		—
Successor warrants	—	4,788	(10)	—		4,788
Successor common stock	—	3	(10)	—		3
Successor additional paid-in capital	—	1,212,469	(10)	(827,120)	(14)	385,349
Total stockholders'/ partners' equity	80,601	1,136,659		(827,120)		390,140
Total liabilities and equity	$1,921,840	$(46,249)		$(894,164)		$981,427

Reorganization Adjustments

(1)

Reflected amounts recorded as of the Effective Date for the implementation of the Plan, including among other items, settlement of the Predecessor’s liabilities subject to compromise, cancellation of the Predecessor’s equity, issuance of the Successor New Common Shares and the Warrants, repayment of certain of Predecessor’s debt and settlement with holders of the Notes.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Reflected the changes in cash and cash equivalents, including the following (in thousands):

Payment on the Predecessor's revolving credit facility	$(24,799)
Payment to holders of the Notes (1)	(16,446)
Payment of fees related to Emergence Credit Facility	(8,575)
Funding of the professional fees escrow account	(7,411)
Payment of professional fees	(4,295)
Other	(1,384)
Changes in cash and cash equivalents	$(62,910)

(1)

The total cash settlement to the holders of the Notes was approximately $24.6 million, of which $16.4 million was paid upon emergence and $8.2 million was paid post-emergence and is reflected in accrued liabilities in the above condensed consolidated balance sheet.

(3)	Reflected the transfer to restricted cash to fund the professional fees escrow account.
(4)	Reflected the pre-payment of certain professional fees.
(5)	Reflected the deferred financing costs related to the Emergence Credit Facility.
(6)	Reflected the recognition of payables for general unsecured claims.
(7)	Net increase in accrued liabilities reflected the following (in thousands):

Recognition of liability for settlement with holders of the Notes	$8,193
Payment of professional fees	(4,295)
Recognition of contribution from management	(1,500)
Recognition of settlement with Predecessor common unitholders	1,250
Other	(709)
Net increase in accrued liabilities due to reorganization items	$2,939
(8)	Reflected a repayment of $24.8 million on the Predecessor’s revolving credit facility and the reclassification of $430.0 million in borrowings under the Emergence Credit Facility to long-term debt.
(9)	Settlement of liabilities subject to compromise and the resulting net gain were determined as follows (in thousands):

Accounts payable	$1,389
Accrued interest payable	49,796
Debt	1,111,252
Total liabilities subject to compromise of Predecessor	1,162,437
Recognition of payables for general unsecured claims	(1,389)
Recognition of settlement with holders of the Notes	(24,639)
Issuance of common stock to holders of the Notes	(377,645)
Gain on settlement of liabilities subject to compromise	$758,764
(10)	Net increase in our stockholders’/partners’ equity reflects the following (in thousands):
Issuance of common stock to holders of the Notes	$377,645
Issuance of common stock to Predecessor common unitholders	7,707
Cancellation of the Predecessor's units issued and outstanding	80,601
Recognition on gain on settlement of liabilities subject to compromise	758,764
Recognition of issuance of common stock to Predecessor common unitholders	(7,707)
Recognition of issuance of warrants to Predecessor common unitholders	(4,788)
Recognition of contribution from management	1,500
Recognition of settlement with Predecessor common unitholders	(1,250)
Par value of common stock	(3)
Change in Successor additional paid-in capital	1,212,469
Issuance of warrants to Predecessor common unitholders	4,788
Par value of common stock	3
Predecessor units issued and outstanding	(80,601)
Net increase in capital accounts	$1,136,659

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fresh Start Adjustments

(11)

Reflected a decrease of property and equipment, net based on the methodology discussed above and the elimination of accumulated depreciation, depletion and impairment. The fresh start adjustments to property and equipment, net are as follow:

	Predecessor	Fresh Start Adjustments	Successor
	(In thousands)
Property and equipment at cost:
Proved oil and natural gas properties	$3,124,137	$(2,615,076)	$509,061
Support equipment and facilities	199,463	(101,883)	97,580
Unproved oil and natural gas properties	—	44,688	44,688
Other	15,420	(9,413)	6,007
Property and equipment	3,339,020	(2,681,684)	657,336
Accumulated depreciation, depletion and impairment	(1,787,520)	1,787,520	—
Property and equipment, net	$1,551,500	$(894,164)	$657,336
(12)	Reflected the write-off of the deferred rent and loss on sublease liabilities.
(13)

Reflected a decrease of $62.9 million for asset retirement obligations. The fair value of asset retirement obligations was estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plugging and abandonment costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk free rate.

(14)	Reflected the cumulative impact of our fresh start accounting adjustments discussed above.

Reorganization Items, Net

The Company has incurred significant costs associated with the reorganization. These costs, which are expensed as incurred, were expected to significantly affect the Company’s results of operations. Reorganization items, net represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.

The following table summarizes the components of reorganization items, net included in the accompanying Statements of Consolidated Operations (in thousands):

	Successor		Predecessor
		Period from	Period from
	For the	May 5, 2017	January 1,
	Year Ended	through	2017 through
	December 31, 2018	December 31, 2017	May 4, 2017
Gain on settlement of liabilities subject to compromise	$—	$—	$758,764
Fresh start valuation adjustments	—	—	(827,120)
Professional fees	(864)	(724)	(19,824)
Other	(1,283)	(395)	(594)
Reorganization items, net	$(2,147)	$(1,119)	$(88,774)

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Oil and natural gas are sold to a variety of purchasers, including intrastate and interstate pipelines or their marketing affiliates and independent marketing companies. Accounts receivable from joint operations are from a number of oil and natural gas companies, individuals and others who own interests in the properties operated by us. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells, minimizing the credit risk associated with these receivables. Additionally, management believes that any credit risk imposed by a concentration in the oil and natural gas industry is mitigated by the creditworthiness of its customer base. An allowance for doubtful accounts is recorded after all reasonable efforts have been exhausted to collect or settle the amount owed. Any amounts outstanding longer than the contractual terms are considered past due. We recorded $1.2 million and $1.9 million as an allowance for doubtful accounts at December 31, 2018 and 2017, respectively.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the sale or retirement of a complete or partial unit of a proved property or pipeline and related facilities, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts, and any gain or loss is recognized.

There were no material capitalized exploratory drilling costs pending evaluation at December 31, 2018 and 2017.

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the Consolidated Financial Statements are estimated in accordance with the rules established by the SEC and the Financial Accounting Standards Board (“FASB”). These rules require that reserve estimates be prepared under existing economic and operating conditions using a trailing 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. We engaged Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers, to audit our internally prepared reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2018.

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

Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. These investments are classified as held-to-maturity and such investments are stated at amortized cost. Interest earned on these investments is included in interest expense, net in the statement of operations. These restricted investments may consist of money market deposit accounts and U.S. Government securities. See Note 17 for additional information.

Debt Issuance Costs

These costs are recorded on the balance sheet and amortized over the term of the associated debt using the straight-line method which generally approximates the effective yield method. Amortization expense, including write-off of debt issuance costs, for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the year ended December 31, 2016 was approximately $2.5 million, $2.1 million, and $22.1 million, respectively. No amortization of deferred financing cost was recorded for the period from January 1, 2017 through May 4, 2017 as the unamortized amount of deferred financing cost at December 31, 2016 was written off due to (i) the uncertainty regarding the Predecessor’s ability to cure the default that existed at December 31, 2016, (ii) the Predecessor’s inability to comply with certain financial covenants contained in our Predecessor’s revolving credit facility and (iii) the default or cross default provisions in the indentures governing the 2021 Senior Notes and 2022 Senior Notes.

Impairments

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate the carrying value of such properties may not be recoverable. This may be due to a downward revision of the reserve estimates, less than expected production, drilling results, higher operating and development costs, or lower commodity prices. The estimated undiscounted future cash flows expected in connection with the property are compared to the carrying value of the property to determine if the carrying amount is recoverable. If the carrying value of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value using Level 3 inputs. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. No impairment expense was recorded for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 or the period from January 1, 2017 through May 4, 2017. Impairment expense for the year ended December 31, 2016 was approximately $183.4 million.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered. When unproved property investments are deemed to be impaired, the expense is reported in exploration expenses. We did not record any impairments related to unproved properties for the year ended December 31, 2018, 2017 and 2016.

Asset Retirement Obligations

An asset retirement obligation associated with retiring long-lived assets is recognized as a liability on a discounted basis in the period in which the legal obligation is incurred and becomes determinable, with an equal amount capitalized as an addition to oil and natural gas properties, which is allocated to expense over the useful life of the asset. Generally, oil and gas producing companies incur such a liability upon acquiring or drilling a well. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. Upon settlement of the liability, a gain or loss is recognized in net income (loss) to the extent the actual costs differ from the recorded liability. See Note 9 for further discussion of asset retirement obligations.

Book Overdrafts

Book overdrafts, representing outstanding checks in excess of funds on deposit, are classified as accounts payable and the change in the related balance is reflected in operating activities in the statement of cash flows.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties due to third parties. Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2018 and 2017.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance and requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard was effective for the Company starting January 1, 2018, and the Company adopted the standard using a modified retrospective approach. See Note 5 for additional information.

The following individual customers each accounted for 10% or more of total reported revenues for the period indicated:

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
Major customers:
Phillips 66	27%	23%	19%	19%
Sinclair Oil & Gas Company	21%	19%	20%	16%
CIMA Energy	10%	11%	n/a	n/a
BP America Production Company	n/a	10%	10%	n/a
Royal Dutch Shell plc and subsidiaries	n/a	n/a	n/a	14%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expense

Prior to June 1, 2016, Memorial Resource provided management, administrative and operating services to the Predecessor and our Predecessor’s general partner pursuant to our Predecessor’s Omnibus Agreement. Upon completion of the MEMP GP Acquisition, the Predecessor’s Omnibus Agreement was terminated on June 1, 2016, and the Predecessor entered into a transition services agreement with Memorial Resource to manage certain post-closing separation costs and activities. Prior to the MEMP GP Acquisition, our Predecessor’s partnership agreement provided that our Predecessor’s general partner determined in good faith the expenses that were allocated to us, including expenses incurred by our Predecessor’s general partner and its former affiliates on our behalf. Memorial Resource allocated indirect general and administrative costs based on time allocations for the three months ended March 31, 2016 and based on the terms as set forth by the MEMP GP Acquisition purchase and sale agreement for the period from April 1, 2016 through the closing date. Under our Predecessor’s partnership agreement and the Predecessor’s Omnibus Agreement, we reimbursed Memorial Resource for all direct and indirect costs incurred on our behalf. See Note 16 for additional information regarding the Predecessor’s Omnibus Agreement.

General and administrative expenses associated with the previous owners included the costs of administrative employees, related benefits, office rents, professional fees and other costs not directly associated with field operations or production.

Derivative Instruments

Commodity derivative financial instruments (e.g., swaps, collars and puts) are used to reduce the impact of natural gas and oil price fluctuations. Every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized in earnings as we have not elected hedge accounting for any of our derivative positions.

Capitalized Interest

We capitalize interest costs to oil and gas properties on expenditures made in connection with certain projects such as drilling and completion of new oil and natural gas wells and major facility installations. Interest is capitalized only for the period that such activities are in progress. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings. These capitalized costs are included with intangible drilling costs and amortized using the units of production method. For the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 and the year ended December 31, 2016, we had $0.5 million, $0.4 million, and $0.5 million in capitalized interest, respectively. No capitalized interest recorded for the period from January 1, 2017 through May 4, 2017.

Income Tax

We are a corporation subject to federal and certain state income taxes. Our Predecessor was organized as a pass-through entity for federal and most state income tax purposes. Certain of our consolidated subsidiaries were taxed as corporations for federal and state income tax purposes. We are also subject to the Texas margin tax for activity in the state of Texas.

We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized. We recognize interest and penalties accrued to unrecognized tax benefits in other income (expense) in our Statement of Consolidated Operations.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share/Unit

Basic and diluted earnings per share/unit (“EPS” or “EPU”) is determined by dividing net income or loss available to the common stockholders/limited partners by the weighted average number of outstanding shares/units during the period. Diluted earnings (loss) per common share is calculated under the two-class method and the treasury stock method by dividing net income (loss) available to common stockholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. Net income or loss available to the Predecessor limited partners was determined by applying the two-class method. The two-class method of computing the Predecessor’s EPU was an earnings allocation formula that determined EPU based on distributions declared. The amount of net income or loss used in the determination of EPU was reduced (or increased) by the amount of available cash that had been distributed to the Predecessor’s limited partners for that corresponding period. The remaining undistributed earnings or excess distributions over earnings were allocated to the Predecessor’s limited partners in accordance with the contractual terms of the Predecessor’s partnership agreement. The total earnings allocated to the Predecessor’s limited partners was determined by adding together the amount allocated for distributions declared and the amount allocated for the undistributed earnings or excess distributions over earnings. Basic and diluted EPU are equivalent, as all restricted common units and subordinated units participated in distributions. See Note 13 for additional information.

Equity Compensation

The fair value of equity-classified awards (e.g., restricted common unit awards, restricted stock units or stock options) is amortized to earnings over the requisite service or vesting period. Compensation expense for liability-classified awards (e.g., phantom units awards) are recognized over the requisite service or vesting period of an award based on the fair value of the award re-measured at each reporting period. We currently have awards subject to performance criteria; such awards would vest when it is probable that the performance criteria will be met and the requisite service period has been met. Generally, no compensation expense is recognized for equity instruments that do not vest. See Note 14 for further information.

Recently Adopted Accounting Pronouncements

Compensation—Stock Compensation. In May 2017, the FASB issued an accounting standard update to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance in the terms and conditions of a share-based payment award. The new guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2018, noting the impact of adopting this guidance was not material to the Company’s financial statements and related disclosures.

Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force. In November 2016, the FASB issued an accounting standard update to clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes in restricted cash and restricted cash equivalents that result from the transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. The new guidance is effective for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance requires transition under a retrospective approach for each period presented. The Company adopted this guidance as of January 1, 2018 and applied the disclosure requirements retrospectively.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2018, the FASB issued a revision to lease accounting implementation guidance, targeting improvements to comparative reporting requirements for initial adoption. Previously, the reporting requirements for initial adoption required an entity to initially apply the new leases standard (subject to specific transition requirements and optional practical expedients) at the beginning of the earliest period presented in the financial statements (which is January 1, 2017, for calendar-year-end public business entities that adopt the new leases standard on January 1, 2019). Under this new revision an optional method in addition to the existing method allows entities to initially apply the new leases standard at the adoption date January 1, 2019 for calendar-year-end public business entities and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The FASB also issued another update in July on additional codification improvements, primarily corrections and clarifications. The Company will not early adopt this standard.

The Company is the lessee under various agreements for office space, compressors, equipment, vehicles and surface rentals (right of use assets) that are currently accounted for as operating leases, see Note 17, for additional information.

The Company will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using the modified retrospective approach with a cumulative impact to retained earnings in that period, and including several optional practical expedients relating to leases commenced before the effective date. The practical expedients the Company will adopt are: 1) the original correct assessment of a contract containing a lease will be accepted without further review on all existing or expired contracts; 2) the original lease classification as an operating lease will convert as an operating lease under the new guidance; 3) initial direct costs for any existing leases will not be reassessed; 4) existing land easements or right of use agreements will continue under current accounting policy and only new agreements will be evaluated in the future and 5) short-term leases for twelve months or less will not be evaluated under the guidance.

The adoption of this standard will result in an increase in the assets and liabilities on the Company’s consolidated balance sheets. The Company has completed the review and evaluation of current and potential leases which resulted primarily in our corporate office lease and some minor equipment and vehicle leases qualifying under the new guidance. Based upon this analysis, the impact of the new guidance is expected to establish a liability and the corresponding asset of approximately $5.0 million to $6.0 million at inception related to leases existing as of January 1, 2019.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 5. Revenues

Revenue from contracts with customers

As discussed in Note 4, the Company adopted Accounting Standard Update (ASU) No. 2014-09, revenue from contracts with customers (ASC 606), on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change the Company's amount and timing of revenues. The Company applied the ASU only to contracts that were not completed as of January 1, 2018.

Although the adoption of ASC 606 did not have an impact on the Company’s net income or cash flows, it did result in the reclassification of fees incurred under certain gathering and gas processing agreements. Such reclassification led to an overall decrease in oil and natural gas sales with a corresponding decrease in gathering, processing and transportation as follows:

	For the Year Ended
	December 31, 2018
	As Reported	Previous Revenue Recognition Method	Increase/ (Decrease)
	(in thousands)
Revenues:
Oil and natural gas sales	$339,840	$342,210	$(2,370)
Cost and expenses:
Gathering, processing and transportation	23,231	25,601	$(2,370)

Net income (loss)	$54,609	$54,609	$—

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at December 31, 2018.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

For the Year Ended
December 31, 2018
(in thousands)
Revenues
Oil	$209,066
NGLs	42,463
Natural gas	88,311
Oil and natural gas sales	$339,840

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $25.0 million at December 31, 2018 and $30.1 million at December 31, 2017.

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

Note 6. Acquisitions and Divestitures

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

The Predecessor had consummated several common control acquisitions since completing its initial public offering in December 2011, as further discussed in Note 16, directly or indirectly from Memorial Resource and certain affiliates of NGP.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Divestiture related expenses

Acquisition and divestiture related expenses for third party transactions are included in general and administrative expenses in the accompanying statements of operations for the periods indicated below (in thousands):

Successor		Predecessor
For the	Period from	Period from	For the
Year Ended	May 5, 2017	January 1, 2017	Year Ended
December 31,	through	through	December 31,
2018	December 31, 2017	May 4, 2017	2016
$205	$609	$—	$1,451

2018 Acquisitions & Divestitures

On May 30, 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (the “South Texas Divestiture”) for total proceeds of approximately $17.1 million, including post-closing adjustments, which includes $18.6 million in cash, $0.5 million in accounts payable and $0.9 million paid in legal and advisor expenses. We recorded a loss on sale of properties of approximately $3.6 million for the year ended December 31, 2018, in “(gain) loss on sale of properties” in the accompanying Statements of Consolidated Operations. The net proceeds from the sale were used to reduce outstanding borrowings under our Emergence Credit Facility (as defined below). This disposition did not qualify as a discontinued operation.

There were no material acquisitions for the year ended December 31, 2018.

2017 Acquisitions & Divestitures

There were no material acquisitions or divestitures the period from January 1, 2017 through May 4, 2017 or for the period from May 5, 2017 through December 31, 2017.

2016 Acquisitions & Divestitures

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

On June 14, 2016, we closed a transaction to divest certain assets located in the Permian Basin (the “Permian Divestiture”) to a third party for a total purchase price of approximately $36.7 million including final post-closing adjustments, which included $36.4 million in cash and $0.3 million in accounts receivable at December 31, 2016. We recognized a gain of $6.1 million on the sale of properties related to the Permian Divestiture in “(gain) loss on sale of properties” in the accompanying statement of operations. The proceeds from this transaction were used to reduce borrowings under our Predecessor’s revolving credit facility. This disposition did not qualify as a discontinued operation.

During the year ended December 31, 2016, the Predecessor completed other immaterial divestitures for less than $0.1 million for which we recorded a gain of $0.9 million on the sale that is recorded in “(gain) loss on sale of properties” in the accompanying statement of operations.

The income (loss) before income taxes, including the associated (gain) loss on sale of properties, related to the Permian Divestiture and Rockies Divestiture included in the Statements of Consolidated Operations of the Company is as follows (in thousands):

Predecessor
For the
Year Ended
December 31, 2016
Permian Divestiture	$4,297
Rockies Divestiture	(7,677)

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Fair Value Measurements of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values of cash and cash equivalents, accounts receivables, accounts payables (including accrued liabilities) and amounts outstanding under long-term debt agreements with variable rates included in the accompanying balance sheets approximated fair value at December 31, 2018 and December 31, 2017. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables. See Note 11 for the estimated fair value of our outstanding fixed-rate debt.

The fair market values of the derivative financial instruments reflected on the balance sheets as of December 31, 2018 and December 31, 2017 were based on estimated forward commodity prices (including nonperformance risk). Nonperformance risk is the risk that the obligation related to the derivative instrument will not be fulfilled. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the derivative assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017 for each of the fair value hierarchy levels:

	Successor
	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$25,515	$—	$25,515

Liabilities:
Commodity derivatives	$—	$4,372	$—	$4,372

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor
	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$38,188	$—	$38,188

Liabilities:
Commodity derivatives	$—	$15,112	$—	$15,112

See Note 8 for additional information regarding our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis as reflected on the balance sheets. The following methods and assumptions are used to estimate the fair values:

•

The fair value of asset retirement obligations (“AROs”) is based on discounted cash flow projections using numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate; and inflation rates. The initial fair value estimates are based on unobservable market data and are classified within Level 3 of the fair value hierarchy. See Note 9 for a summary of changes in AROs.

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

(i)	No impairments were recognized for the year ended December 31, 2018.
(ii)	No impairments were recognized for the period from May 5, 2017 through December 31, 2017 or the period from January 1, 2017 through May 4, 2017.
(iii)

During the year ended December 31, 2016, our Predecessor recognized $183.4 million of impairments related to certain properties in East Texas. The estimated future cash flows expected from these properties were compared to their carrying values and determined to be unrecoverable primarily as a result of declining commodity prices and change in future planned development due to liquidity constraints as a result of our Predecessor’s reduced borrowing base during the three months ended December 31, 2016. As a result of the impairments, the carrying value of these properties was reduced to approximately $156.2 million.

Note 8. Risk Management and Derivative Instruments

Derivative instruments are utilized to manage exposure to commodity price fluctuations and achieve a more predictable cash flow in connection with natural gas and oil sales from production. These transactions limit exposure to declines in prices, but also limit the benefits that would be realized if prices increase.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity and interest derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our New Credit Agreement are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At December 31, 2018, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have the right to offset $21.2 million against amounts outstanding under our New Revolving Credit Facility at December 31, 2018. See Note 11 for additional information regarding our New Revolving Credit Facility.

Commodity Derivatives

A combination of commodity derivatives (e.g., floating-for-fixed swaps, costless collars, call spreads and puts) is used to manage exposure to commodity price volatility.

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

We enter into natural gas derivative contracts that are indexed to NYMEX Henry Hub. We also enter into oil derivative contracts indexed to either NYMEX WTI or Inter-Continental Exchange (“ICE”) Brent. Our NGL derivative contracts are indexed to Oil Price Information Service Mont Belvieu.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, the Company had the following open commodity positions:

	2019	2020
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,565,000	—
Weighted-average fixed price	$2.89	$—

Collar contracts:
Average monthly volume (MMBtu)	—	90,000
Weighted-average floor price	—	$2.60
Weighted-average ceiling price	$—	$2.85

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	148,000	—
Weighted-average fixed price	$53.06	$—

Collar contracts:
Average monthly volume (Bbls)	38,000	14,300
Weighted-average floor price	$55.00	$55.00
Weighted-average ceiling price	$63.85	$62.10

Purchased put option contracts:
Average Monthly Volume (Bbls)	—	14,300
Weighted-average strike price	$—	$55.00

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	72,000	18,200
Weighted-average fixed price	$29.96	$28.67

Interest Rate Swaps

Periodically, interest rate swaps are entered into to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our New Credit Agreement to fixed interest rates. The Company did not have any interest rate swaps at December 31, 2018 and 2017, respectively.

During December 2016, in connection with our restructuring efforts, we elected to terminate the interest rate swaps associated with our Predecessor’s revolving credit facility and in the aggregate paid our counterparties approximately $2.1 million. The Predecessor did not have any interest rate swaps at December 31, 2016.

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at December 31, 2018 and 2017. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our New Credit Agreement.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Successor
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
Type	Balance Sheet Location	2018	2018	2017	2017
		(In thousands)
Commodity contracts		$21,217	$2,543	$37,729	$9,183
Gross fair value		21,217	2,543	37,729	9,183
Netting arrangements		(2,404)	(2,404)	(9,183)	(9,183)
Net recorded fair value	Short-term derivative instruments	$18,813	$139	$28,546	$—

Commodity contracts		$4,298	$1,829	$459	$5,929
Gross fair value		4,298	1,829	459	5,929
Netting arrangements		(1,829)	(1,829)	(459)	(459)
Net recorded fair value	Long-term derivative instruments	$2,469	$—	$—	$5,470

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

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
Statements of	December 31,	through	through	December 31,
Operations Location	2018	December 31, 2017	May 4, 2017	2016
(Gain) loss on commodity derivatives	$(8,155)	$31,609	$(23,076)	$117,105
Interest expense, net	—	—	—	1,290

Note 9. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment of wells and related facilities. The following table presents the changes in the asset retirement obligations for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016 (in thousands):

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
Asset retirement obligations at beginning of period	$100,173	$96,127	$155,702	$164,164
Liabilities added from acquisition or drilling	89	191	6	30
Liabilities removed upon sale of wells	(15,702)	—	—	(19,669)
Liabilities settled	(767)	(633)	(164)	(1,442)
Accretion expense	5,711	4,384	3,407	10,231
Revision of estimates (1)	(13,160)	104	104	2,388
Asset retirement obligation at end of period	76,344	100,173	159,055	155,702
Fresh start adjustment (2)	—	—	(62,928)	—
Less: Current Portion	477	713	941	789
Asset retirement obligations - long-term portion	$75,867	$99,460	$95,186	$154,913

(1)	The decrease in revision of estimates for the year ended December 31, 2018 is primarily due to receiving new cost estimates from third parties regarding the estimated plugging and abandonment costs.
(2)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligation at fair value as of the Effective Date.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Restricted Investments

Various restricted investment accounts fund certain long-term contractual and regulatory asset retirement obligations and collateralize certain regulatory bonds associated with the offshore Southern California oil and gas properties. The components of the restricted investment balances are as follows:

	Successor
	December 31,	December 31,
	2018	2017
	(In thousands)
BOEM platform abandonment (See Note 17)	$90,162	$152,272
Surety bond cash collateral	—	501

SPBPC Collateral:
Contractual pipeline and surface facilities abandonment	4,305	4,058
Port of Long Beach pipeline license	—	107
Restricted investments	$94,467	$156,938

Note 11. Debt

Our consolidated debt obligations consisted of the following at the dates indicated:

	Successor
	December 31,	December 31,
	2018	2017
	(In thousands)
$425.0 million New Revolving Credit Facility, variable-rate, due November 2023 (1)	$294,000	$—
$1.0 billion Emergence Credit Facility, variable-rate, due March 2021 (1)	—	376,000
Long-term debt	$294,000	$376,000

(1)	The carrying amount of our New Revolving Credit Facility and Emergence Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

New Revolving Credit Facility

On November 2, 2018, OLLC and Amplify Acquisitionco, Inc. (“Acquisitionco”), our wholly owned subsidiaries, entered into a credit agreement (the “New Credit Agreement”) providing for a new $425.0 million reserve-based revolving credit facility (the “New Revolving Credit Facility”) with Bank of Montreal, as administrative agent (in such capacity, the “Agent”) and an issuer of letters of credit, and the other lenders and agents from time to time party thereto. The New Revolving Credit Facility matures on November 2, 2023.

The terms and conditions under the New Revolving Credit Facility include (but are not limited to) the following:

•	a borrowing base of $425.0 million;
•

at OLLC’s option, borrowings under the New Credit Agreement will bear interest at the base rate, LIBOR Market Index rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the federal funds effective rate plus 50 basis points, (ii) the rate of interest in effect for each day as publicly announced from time to time by the Agent as its “prime rate”; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points per annum. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans and LIBOR Market loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized;

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

the obligations under the New Revolving Credit Facility are secured by mortgages on not less than 85% of the PV-9 value of oil and gas properties (and at least 85% of the PV-9 value of the proved, developed and producing oil and gas properties) included in the determination of the borrowing base. OLLC and its other subsidiaries entered into a pledge and security agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a first priority security interest in substantially all of our assets (subject to permitted liens). Additionally, the Company entered into a non-recourse pledge agreement in favor of the Agent for the secured parties, pursuant to which OLLC’s obligations under the New Credit Agreement are secured by a pledge and security interest of 100% of the equity interests held by the Company in Acquisitionco;

•

certain financial covenants, including the maintenance of (i) as of the date of determination, a maximum total debt to EBITDAX ratio of 4.00 to 1.00, and (ii) a current ratio of not less than 1.00 to 1.00; and

•

certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

On December 21, 2018, we entered into a letter agreement relating to the New Credit Agreement (the “Letter Agreement”). Pursuant to the Letter Agreement, the parties to the New Credit Agreement agreed, among other things, to:

•	extend the date by which OLLC was required to show compliance with certain minimum hedging requirements set forth in the New Credit Agreement from December 31, 2018 to February 28, 2019; and
•

subject to certain conditions, waive the requirement that OLLC deliver to the Agent within 60 days after the closing date of the New Credit Agreement control agreements with respect to certain deposit accounts held or maintained by each Loan Party (as defined in the New Credit Agreement) on the closing date of the New Credit Agreement.

Emergence Credit Facility

On May 4, 2017, OLLC, as borrower, entered into the Amended and Restated Credit Agreement (the “Emergence Credit Agreement”) among Acquisitionco, as parent guarantor, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent. Pursuant to the Emergence Credit Agreement the lenders party thereto agreed to provide OLLC with the Emergence Credit Facility (the loans thereunder, the “Loans”). The aggregate principal amount of Loans outstanding under the Emergence Credit Facility as of the Effective Date was $430.0 million.

The terms and conditions under the Emergence Credit Agreement included (but were not limited to) the following:

•	a borrowing base of approximately $490.0 million;
•	a maturity date of March 19, 2021 for the Emergence Credit Facility;
•

the Loans shall bear interest at a rate per annum equal to (i) the alternative base rate plus an applicable margin of 2.00% to 3.00% or (ii) adjusted LIBOR plus an applicable margin of 3.00% to 4.00%, in each case based on the borrowing base utilization percentage under the Emergence Credit Facility;

•	the unused commitments under the Emergence Credit Facility accrued a commitment fee of 0.50%, payable quarterly in arrears;
•

the obligations under the Emergence Credit Agreement were guaranteed by Acquisitionco and substantially all of OLLC’s subsidiaries (the “Guarantors”), subject to limited exceptions, and secured on a first-priority basis by substantially all of OLLC’s and the Guarantors’ assets, including, without limitation, liens on at least 95% of the total value of OLLC’s and the Guarantors’ oil and gas properties, a non-recourse pledge by the Company of the capital stock of Acquisitionco, a pledge by Acquisitionco of the membership interests of OLLC and pledges of stock of all other direct and indirect subsidiaries of OLLC, subject to certain limited exceptions;

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

certain events of default, including, without limitation: non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

First Amendment to Emergence Credit Facility

On November 30, 2017, we entered into the first amendment to the Emergence Credit Agreement. The first amendment, among other things, amended the Emergence Credit Agreement to:

•

reflect the reduction of the borrowing base under the Emergence Credit Facility from $475.0 million to $450.0 million, effective as of November 30, 2017, with the borrowing base to be automatically reduced by $2.5 million each month until the next scheduled redetermination of the borrowing base to occur on or about April 2018;

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

Second Amendment to Emergence Credit Facility

On May 15, 2018, we entered into the second amendment to the Emergence Credit Agreement, to among other things, (i) reflect the reduction of the borrowing base under the Emergence Credit Agreement from $435.0 million to $430.0 million, effective as of May 15, 2018, with the borrowing base to be further reduced by $15.0 million upon the consummation of the South Texas Divestiture and by $5.0 million each month until the next scheduled redetermination of the borrowing base; and (ii) amend the minimum hedging requirement to disregard the reasonably anticipated production of hydrocarbons from the assets to be sold in the South Texas Divestiture.

Extinguishment of Debt

On November 2, 2018, in connection with our entrance into the New Revolving Credit Facility, the Emergence Credit Facility was terminated and repaid in full. At December 31, 2018, $3.0 million of deferred financing costs related to the Emergence Credit Facility was written off resulting in a loss on extinguishment of debt.

Borrowing Base

The borrowing base for our New Revolving Credit Facility was $425.0 million at December 31, 2018. The borrowing base is subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil, NGL and natural gas reserves, which will take into account the prevailing oil, NGL and natural gas prices at such time, as adjusted for the impact of commodity derivative contracts. Unanimous approval by the lenders is required for any increase to the borrowing base.

Predecessor’s Revolving Credit Facility

Our Predecessor was a party to a $2.0 billion revolving credit facility, which was guaranteed by us and all of our current and future subsidiaries (other than certain immaterial subsidiaries).

On the Effective Date of the Plan, the holders of claims under the Predecessor’s revolving credit facility received a full recovery, which included a $24.8 million pay down and their pro rata share of the Emergence Credit Facility. See Note 2 for additional information.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid on variable-rate debt obligations for the periods presented:

	Successor		Predecessor
		Period from	Period from
	For the Year Ended	May 5, 2017	January 1, 2017	For the Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
New Revolving Credit Facility	4.96%	n/a	n/a	n/a
Emergence Credit Facility	5.75%	5.08%	n/a	n/a
Predecessor's revolving credit facility	n/a	n/a	4.18%	3.28%

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

On April 17, 2013, May 23, 2013 and October 10, 2013, our Predecessor and Finance Corp. (collectively, the “Issuers”) issued $300.0 million, $100.0 million and $300.0 million, respectively, of the 2021 Senior Notes. The 2021 Senior Notes were fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain subsidiaries of the Predecessor. The 2021 Senior Notes would have matured on May 1, 2021 with interest accruing at a rate of 7.625% per annum and were payable semi-annually in arrears on May 1 and November 1 of each year. The 2021 Senior Notes were governed by an indenture and were subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any.

On July 17, 2014, the Issuers completed a private placement of $500.0 million aggregate principal amount of the 2022 Senior Notes. The 2022 Senior Notes were issued at 98.485% of par and were fully and unconditionally guaranteed (subject to customary release provisions) on a joint and several basis by the Guarantor Subsidiaries and by certain subsidiaries of the Predecessor. The 2022 Senior Notes would have matured on August 1, 2022 with interest accruing at 6.875% per annum and were payable semi-annually in arrears on February 1 and August 1 of each year. The 2022 Senior Notes were governed by an indenture and were subject to optional redemption at prices specified in the indenture plus accrued and unpaid interest, if any.

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

Letters of credit

At December 31, 2018, we had $2.4 million letters of credit outstanding, all related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our New Revolving Credit Facility was $3.3 million at December 31, 2018. The unamortized deferred financing costs are amortized over the remaining life of our New Revolving Credit Facility using the straight-line method which generally approximate the effective interest method.

On November 2, 2018, in connection with our entrance into the New Revolving Credit Facility, the Emergence Credit Facility was terminated and repaid in full. The remaining deferred financing costs of $3.0 million was written off resulting in a loss on extinguishment of debt.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Equity (Deficit)

Issuance of Common Stock and Cancellation of Units

In accordance with the Plan, on the Effective Date:

•	the Company issued 25,000,000 New Common Shares and Warrants to purchase up to 2,173,913 shares of its common stock;
•	the Predecessor common units were cancelled; and
•	each Predecessor common unitholder received its pro rata share of: (i) 2% of the New Common Shares, (ii) the Warrants, and (iii) cash in an aggregate amount of approximately $1.3 million.

On the Effective Date, there were 25,000,000 New Common Shares issued and outstanding.

Equity Outstanding

The following table summarizes the changes in the number of outstanding common units and shares of common stock:

	Common	General
	Shares/Units	Partner
Balance, December 31, 2015 (Predecessor)	82,906,400	86,797
Common units issued	1,178,102	—
Restricted common units issued	50,000	—
Restricted common units forfeited	(27,537)	—
Restricted common units repurchased (1)	(279,045)	—
Cancellation of general partner units	—	(86,797)
Balance, December 31, 2016 (Predecessor)	83,827,920	—
Restricted common units issued	—	—
Restricted common units forfeited	(12,952)	—
Restricted common units repurchased (1)	(14,681)	—
Balance, May 4, 2017 (Predecessor)	83,800,287	—
Cancellation of Predecessor common units	(83,800,287)	—
Balance, May 4, 2017 (Predecessor)	—	—
Issuance of Successor common stock	25,000,000	—
Balance, May 5, 2017 (Successor)	25,000,000	—
Issuance of Successor common stock	—	—
Balance, December 31, 2017 (Successor)	25,000,000	—
Issuance of common stock	—	—
Restricted stock units vested	163,700	—
Repurchase of common shares	(65,152)	—
Restricted common stock repurchased and retired under tender offer	(2,916,667)	—
Balance, December 31, 2018 (Successor)	22,181,881	—

(1)

Restricted common units were generally net-settled by our Predecessor unitholders to cover the required withholding tax upon vesting. The Predecessor unitholders surrendered units with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total payments remitted for the employees’ tax obligations to the appropriate taxing authorities were less than approximately $0.1 million for the period from January 1, 2017 through May 4, 2017 and were $0.6 million for the year ended December 31, 2016. These net-settlements had the effect of unit repurchases by the Company as they reduced the number of units that would have otherwise been outstanding as a result of the vesting and did not represent an expense to the Company.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values for the warrants upon issuance on the Effective Date have been estimated using the Black-Scholes option pricing model using the following assumptions:

Warrants Issued in
Successor Period
Risk-free interest rate	2.06%
Dividend yield	—
Expected life (in years)	5.0
Expected volatility	50.0%
Strike Price	$42.60
Calculated fair value	$2.20

Tender Offer

On November 19, 2018, the Company’s board of directors announced the commencement of a tender offer to purchase 2,916,667 shares of the Company’s common stock. On December 19, 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated November 19, 2018, as amended, the Company repurchased an aggregate of 2,916,667 shares of its common stock at a price of $12.00 per share, for a total cost of approximately $35.0 million (excluding fees and expenses relating to the offer).

Share Repurchase Program

On December 21, 2018, the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock, with repurchases to begin on or after January 9, 2019.

Subsequent Event. In January and February 2019, the Company repurchased 42,583 shares of common stock at an average price of $8.63 for a total cost of approximately $0.4 million. At February 28, 2019, approximately $24.6 million remains available for share repurchases under the program.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocations of Net Income (Loss)

Prior to the MEMP GP Acquisition, net income (loss) attributable to the Predecessor was allocated between our Predecessor’s general partner and the common unitholders in proportion to their pro rata ownership after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated to our Predecessor’s general partner and the Funds. Net income (loss) attributable to acquisitions accounted for as a transaction between entities under common control in a manner similar to the pooling of interest method prior to their acquisition date is allocated to the previous owners since they were affiliates of our Predecessor’s general partner. Subsequent to the MEMP GP Acquisition, net income (loss) attributable to the Predecessor was allocated entirely to the common unit holders, and net income (loss) attributable to the Successor is allocated entirely to the common stockholders.

Predecessor’s Cash Distribution Policy

In October 2016, the board of directors of our Predecessor’s general partner suspended distributions on common units primarily due to the then current and expected commodity price environment and market conditions and their impact on our future business as well as restrictions imposed by our debt instruments, including our Predecessor’s revolving credit facility. Additionally, under our Predecessor’s revolving credit facility, we could not pay distributions to unitholders in any such quarter in the event there existed a borrowing base deficiency or an event of default either before or after giving effect to such distribution or we were not in pro forma compliance with our Predecessor’s revolving credit facility after giving effect to such distribution.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Earnings per Share/Unit

The following sets forth the calculation of earnings (loss) per share/unit, or EPS/EPU, for the periods indicated (in thousands, except per unit amounts):

	Successor		Predecessor
		Period from
	For the	May 5, 2017	Period from	For the
	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	2017 through	December 31,
	2018	2017	May 4, 2017	2016
Net income (loss) attributable to Successor/Predecessor	$54,609	$1,286	$(90,955)	$(540,398)
Less: Predecessor's general partner's 0.1% interest in net income (loss) (1)	—	—	—	(168)
Less: Net income (loss) allocated to participating restricted stockholders	2,426	35	—	—
Basic and diluted earnings available to common stockholders/limited partners	$52,183	$1,251	$(90,955)	$(540,230)

Common shares/units:
Common shares/units outstanding — basic	24,959	25,000	83,807	83,351
Dilutive effect of potential common shares	—	—	—	—
Common shares/units outstanding — diluted (2)	24,959	25,000	83,807	83,351

Net earnings per share/unit:
Basic	$2.09	$0.05	$(1.09)	$(6.48)
Diluted	$2.09	$0.05	$(1.09)	$(6.48)
Antidilutive stock options (3)	—	517	—	—
Antidilutive warrants (4)	2,174	2,174	—	—

(1)

As a result of repurchases under the MEMP Repurchase Program, our Predecessor’s general partner had an approximate average 0.105% interest in us prior to the MEMP GP Acquisition for the five months ended May 31, 2016.

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

Note 14. Equity-based Awards

On the Effective Date in connection with the Plan, the Company implemented the MIP for selected employees of the Company or its subsidiaries. An aggregate of 2,322,404 shares of the Company’s common stock were reserved for issuance under the MIP as of the Effective Date. MIP awards are granted in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, stock awards and other incentive awards. To the extent that an award under the MIP is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for grant under the MIP. The MIP is administered by the board of directors of the Company.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) granted are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with TSUs was $5.6 million at December 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

The following table summarizes information regarding the TSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at May 5, 2017 (Successor)	614,754	$13.77
Granted (2)	173,070	$12.87
Forfeited	(105,032)	$13.77
Vested	—	$—
TSUs outstanding at December 31, 2017 (Successor)	682,792	$13.54
Granted (3)	437,000	$10.51
Forfeited (4)	(363,513)	$13.55
Vested	(158,255)	$13.44
TSUs outstanding at December 31, 2018 (Successor)	598,024	$11.35

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)

The aggregate grant date fair value of TSUs issued for the period from May 5, 2017 through December 31, 2017 was $2.2 million based on a grant date market price ranging from $10.00 to $13.77 per share.

(3) The aggregate grant date fair value of TSUs issued for the year ended December 31, 2018 was $4.6 million based on a grant date market price ranging from $9.30 to $11.00 per share.

(4) In connection with the separation and retirement agreements of certain executives as discussed in Note 1, the Departing Executives forfeited 298,354 TSUs during the year ended December 31, 2018.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $1.8 million at December 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

During the year ended December 31, 2018, the board of directors granted PSUs to certain executives and employees of the Company. The PSUs will vest based on the satisfaction of service and market vesting conditions with market vesting based on the Company’s achievement of certain share price targets. The PSUs are subject to service-based vesting such that 50% of the PSUs service vest on the applicable market vesting date and an additional 25% of the PSUs service vest on each of the first and second anniversaries of the applicable market vesting date.

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

A Monte Carlo simulation was used to determine the fair value of these awards at the grant date.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on May 14, 2018	2.68%	2.68%	2.68%
Awards Issued on July 1, 2018	2.61%	2.61%	2.61%
Awards Issued on August 1, 2018	2.76%	2.76%	2.76%
Awards Issued on October 1, 2018	2.88%	2.88%	2.88%
Awards Issued on November 1, 2018	2.89%	2.89%	2.89%

Dividend yield	—	—	—

Expected volatility:
Awards Issued on May 14, 2018	50.0%	50.0%	50.0%
Awards Issued on July 1, 2018	50.0%	50.0%	50.0%
Awards Issued on August 1, 2018	55.0%	55.0%	55.0%
Awards Issued on October 1, 2018	53.0%	53.0%	53.0%
Awards Issued on November 1, 2018	54.0%	54.0%	54.0%

Calculated fair value per PSU:
Awards Issued on May 14, 2018	$9.71	$8.52	$7.48
Awards Issued on July 1, 2018	$9.87	$8.72	$7.68
Awards Issued on August 1, 2018	$9.79	$8.66	$7.65
Awards Issued on October 1, 2018	$8.54	$7.57	$6.66
Awards Issued on November 1, 2018	$7.65	$6.72	$5.88

The following table summarizes information regarding the PSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2017 (Successor)	—	$—
Granted (2)	395,500	$8.14
Forfeited	(2,000)	$7.59
Vested	—	$—
PSUs outstanding at December 31, 2018 (Successor)	393,500	$8.14

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the year ended December 31, 2018 was $3.2 million based on a calculated fair value price ranging from $5.88 to $9.87 per share.

Restricted Stock Options

The restricted stock options granted are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense.

The fair value for restricted stock options granted during the year ended December 31, 2017 have been estimated using Black-Scholes option pricing model using the following assumptions:

Awards Issued in
Successor Period
Risk-free interest rate	2.06%
Dividend yield	—
Expected life (in years)	6.0
Expected volatility	50.0%
Strike Price	$21.58
Calculated fair value per stock option	$5.01

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the restricted stock option awards granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Options	per Option (1)
Restricted stock options outstanding at May 5, 2017 (Successor)	614,754	$5.01
Granted	1,876	$5.01
Forfeited	(99,232)	$5.01
Vested	—	$—
Restricted stock options outstanding at December 31, 2017 (Successor)	517,398	$5.01
Granted	—	$—
Forfeited (2)	(161,243)	$5.01
Vested	(356,155)	$5.01
Restricted stock options outstanding at December 31, 2018 (Successor)	—	$—

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	In connection with certain grants awarded in 2018 pursuant to the MIP, all remaining outstanding and unvested restricted stock options were forfeited.

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

2017 Non-Employee Directors Compensation Plan

In June 2017, in connection with the Plan, the Company implemented the 2017 Non-Employee Directors Compensation Plan (“Directors Compensation Plan”) to attract and retain services of experienced non-employee directors of the Company or its subsidiaries. An aggregate of 200,000 shares of the Company’s common stock were reserved for issuance under the Directors Compensation Plan upon adoption. Directors Compensation Plan awards are granted in the form of nonqualified stock options, restricted stock awards, restricted stock units, and other cash-based awards and stock-based awards. To the extent that an award under the Director Compensation Plan is expired, forfeited or cancelled for any reason without having been exercised in full, the unexercised award would then be available again for grant under the Director Compensation Plan. Awards granted will generally vest annually in three equal installments on each of the first three anniversaries of the grant date, subject to the grantee’s continued employment through each such vesting date.

The restricted stock units with a service vesting condition (“Board RSUs”) granted are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with Board RSUs was $0.4 million at December 31, 2018. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

The following table summarizes information regarding the Board RSUs granted under the Director Compensation Plan for the period presented:

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at May 5, 2017 (Successor)	—	$—
Granted (2)	16,341	$13.77
Forfeited	—	$—
Vested	—	$—
Board RSUs outstanding at December 31, 2017 (Successor)	16,341	$13.77
Granted (3)	28,708	$10.45
Forfeited	—	$—
Vested	(5,445)	$13.77
Board RSUs outstanding at December 31, 2018 (Successor)	39,604	$11.36

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of Board RSUs issued in 2017 was $0.2 million based on grant date market price of $13.77 per share.
(3)	The aggregate grant date fair value of Board RSUs issued in 2018 was $0.3 million based on a grant date market price of $10.45 per share.

Predecessor Restricted Common Units

In December 2011, the board of directors of our Predecessor’s general partner adopted the Memorial Production Partners GP LLC Long-Term Incentive Plan (“LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, who perform services for the Predecessor. The LTIP authorized the grant of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights (“DERs”), other unit-based awards and unit awards. The LTIP initially limited the number of common units that could be delivered pursuant to awards under the plan to 2,142,221 common units. Common units that were cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations would have been available for delivery pursuant to other awards. The LTIP was administered by the board of directors of our Predecessor’s general partner or a committee thereof. During the year ended December 31, 2016, there were multiple awards of restricted common units that were granted under the LTIP to executive officers and independent directors of our Predecessor’s general partner and other Memorial Resource employees.

The restricted common units awarded were subject to restrictions on transferability, customary forfeiture provisions and typically graded vesting provisions in which one-third of each award vested on the first, second, and third anniversaries of the date of grant. Award recipients had all the rights of a Predecessor unitholder in the Predecessor with respect to the restricted common units, including the right to receive distributions thereon if and when distributions were made by the Predecessor to its unitholders. The term “restricted common unit” represented a time-vested unit. Such awards were non-vested until the required service period expired.

Based on the market price per unit on the date of grant, the aggregate fair value of the restricted common units awarded to our Predecessor’s general partner’s executive officers and other employees during the year ended December 31, 2016 was $0.1 million. The restricted common units granted were accounted for as equity-classified awards. The grant-date fair value was recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures accounted for as they occur. The fair value of the restricted unit awards granted to the independent directors of our Predecessor’s general partner was also recognized as compensation cost on a straight-line basis over the requisite service period. Compensation costs were recorded as direct general and administrative expenses.

On May 1, 2017, the Company effectively cancelled the unvested restricted common unit awards under the LTIP and recorded $2.3 million in compensation expense.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted common unit awards for the periods presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted common units outstanding at December 31, 2015 (Predecessor)	1,368,538	$17.61
Granted (2)	50,000	$2.41
Forfeited	(27,537)	$16.99
Vested	(958,841)	$18.01
Restricted common units outstanding at December 31, 2016 (Predecessor)	432,160	$15.00
Granted	—	$—
Forfeited	(12,952)	$9.51
Vested	(43,045)	$10.40
Cancelled	(376,163)	$15.72
Restricted common units outstanding at May 4, 2017 (Predecessor)	—	$—

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of restricted common unit awards issued in 2016 was $0.1 million based on grant date market price of $2.41 per unit.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with these awards that are reflected in the accompanying statements of operations for the periods presented (in thousands):

	Successor		Predecessor
	For the	Period from	Period from	For the
	Year Ended	May 5, 2017	January 1, 2017	Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
Equity classified awards
TSUs (Successor)	$1,445	$1,906	$—	$—
PSUs (Successor)	1,404	—	—	—
Board RSUs (Successor)	142	41	—	—
Restricted stock options (Successor)	(214)	569	—	—
Restricted common units (Predecessor)	—	—	3,713	7,206
Liability classified awards
Phantom units (Predecessor)	—	—	(46)	322
	$2,777	$2,516	$3,667	$7,528

Note 15. Supplemental Disclosures to the Consolidated Balance Sheet and Condensed Statement of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	Successor
	December 31,	December 31,
	2018	2017
Accrued lease operating expense	$10,469	$6,439
Accrued general and administrative expense	4,393	4,412
Accrued capital expenditures	4,349	3,854
Accrued interest payable	2,476	1,309
Accrued ad valorem tax	729	398
Asset retirement obligations	477	713
Other	262	1,108
Accrued liabilities	$23,155	$18,233

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Statements of Consolidated Cash Flows (in thousands):

	Successor
	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$49,704	$6,392
Restricted cash	325	—
Total cash, cash equivalents and restricted cash	$50,029	$6,392

Supplemental Cash Flows

Supplemental cash flow for the periods presented (in thousands):

	Successor		Predecessor
		Period from	Period from
	For the	May 5, 2017	January 1, 2017	For the
	Year Ended	through	through	Year Ended
	December 31, 2018	December 31, 2017	May 4, 2017	December 31, 2016
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$17,083	$12,109	$6,598	$87,527
Cash paid for reorganization items, net	2,399	7,934	11,999	$—
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(156)	(1,080)	3,173	(6,284)
(Increase) decrease in accounts receivable/payable related to divestiture	—	—	—	(289)
Asset retirement obligation removal related to divestitures	(15,702)	—	—	(19,669)

Note 16. Related Party Transactions

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Successor		Predecessor
For the	Period from	Period from	For the
Year Ended	May 5, 2017	January 1, 2017	Year Ended
December 31,	through	through	December 31,
2018	December 31, 2017	May 4, 2017	2016
$—	$—	$—	$11,867

Transition Services Agreement

On June 1, 2016, we closed the MEMP GP Acquisition. Upon closing of the MEMP GP Acquisition, we and Memorial Resource became unaffiliated entities. We terminated our Predecessor’s Omnibus Agreement as noted above and entered into a transition services agreement with Memorial Resource to manage post-closing separation costs and activities. The Company did not incur any costs under the transition services agreement for the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017 or for the period from January 1, 2017 through May 4, 2017. During the year ended December 31, 2016, we recorded $1.6 million of general and administrative expense related to the transition services agreement with Memorial Resource.

Note 17. Commitments and Contingencies

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of our environmental reserves for the periods presented:

	Successor		Predecessor
	2018	2017	2016
	(In thousands)		(In thousands)
Balance at beginning of period	$—	$—	$216
Charged to costs and expenses	—	—	—
Payments	—	—	(216)
Balance at end of period	$—	$—	$—

At December 31, 2018 and 2017, we had no environmental reserves recorded.

Third-Party Midstream Transaction

In October 2017, we recognized an approximately $17.0 million gain in connection with the sale of a third-party midstream entity with whom our natural gas gathering and processing agreements entitled us to a percentage of the proceeds in the event of a sale.

Application for Final Decree

On April 30, 2018, the Debtors filed with the Bankruptcy Court a motion for a final decree and entry of an order closing the Chapter 11 cases with respect to each of the Debtors other than (i) San Pedro Bay Pipeline Company, Ch. 11 Case No. 17-30249, (ii) Rise Energy Beta, LLC, Ch. 11 Case No. 17-30250, and (iii) Beta Operating Company, LLC, Ch. 11 Case No. 17-30253, (collectively, the “Closing Debtors”). On May 30, 2018, the Bankruptcy Court entered the final decree closing the Chapter 11 cases of the Closing Debtors.

Sinking Fund Trust Agreement

Beta Operating Company, LLC (“Beta”) assumed an obligation with a third party to make payments into a sinking fund in connection with its 2009 acquisition of our properties in federal waters offshore California, the purpose of which is to provide funds adequate to decommission the portion of the San Pedro Bay pipeline that lies within state waters and the surface facilities. Under the terms of the agreement, the operator of the properties is obligated to make monthly deposits into the sinking fund account in an amount equal to $0.25 per barrel of oil and other liquid hydrocarbon produced from the acquired working interest. Interest earned in the account stays in the account. The obligation to fund ceases when the aggregate value of the account reaches $4.3 million. As of December 31, 2018, the account balance included in restricted investments was approximately $4.3 million.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta has an obligation with the BOEM in connection with the 2009 acquisition of the Beta properties. On October 5, 2018, the Company received approximately $61.5 million from the trust account (the “Beta Decommissioning Trust Account”). On November 20, 2018, the Company received an additional $1.0 million from the Beta Decommissioning Trust Account that had been withheld from the initial payment on October 5, 2018. The cash released to the Company’s balance sheet was made pursuant to an order of the Bankruptcy Court dated February 9, 2018, which allowed for the release of Beta cash subject to certain conditions that have since been satisfied. Following the cash release, Beta’s decommissioning obligations remain fully supported by A-rated surety bonds and $90.0 million of cash.

In the event the account balance is less than the contractual amount, the working interest owners must make additional payments. Interest income earned and deposited in the trust account mitigates the likelihood that additional payments will have to be made by the working interest owners. In 2015, the BOEM issued a preliminary report that indicated the estimated cost of decommissioning may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until later in 2019.

The gross held-to-maturity investments held in the trust account as of December 31, 2018 for the U.S. Bank money market cash equivalent was $90.2 million.

Operating Leases

We have leases for offshore Southern California pipeline right-of-way use as well as office space in our operating regions. We also lease equipment, compressors and incur surface rentals related to our business operations.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2018, the period from May 5, 2017 through December 31, 2017, the period from January 1, 2017 through May 4, 2017 and the year ended December 31, 2016, we recognized $8.6 million, $6.3 million, $3.1 million, and $10.9 million of rent expense, respectively.

Amounts shown in the following table represent minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

		Payment or Settlement Due by Period
Operating leases	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$11,846	$5,893	$2,072	$2,109	$337	$205	$1,230

Purchase Commitments

At December 31, 2018, we had a CO2 purchase commitment with a third party associated with our Wyoming Bairoil properties. The price we will pay for CO2 generally varies depending on the amount of CO2 delivered and the price of oil. The table below outlines our purchase commitments under these contracts based on pricing at December 31, 2018 (in thousands):

		Payment or Settlement Due by Period
Purchase commitment	Total	2019	2020	2021	2022	2023	Thereafter
CO2 minimum purchase commitment	$8,315	$4,306	$4,009	$—	$—	$—	$—

Minimum Volume Commitment

At December 31, 2018, we had a long-term minimum volume commitment with a third party associated with a certain portion of our properties located in East Texas. The table below outlines the payment commitments associated with this minimum volume commitment (in thousands):

		Payment or Settlement Due by Period
Minimum volume commitment	Total	2019	2020	2021	2022	2023	Thereafter
Midstream services	$12,308	$3,075	$3,083	$3,075	$3,075	$—	$—

Note 18. Income Tax

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

We previously reported provisional amounts resulting from the income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Act was completed without material changes to the previously provided estimates.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax benefit (expense) are as follows:

	Successor		Predecessor
		Period from	Period from
	For the Year Ended	May 5, 2017	January 1, 2017	For the Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Current taxes:
Federal	$—	$4	$—	$6
State	—	(34)	17	8
Total current income tax benefit (expense)	—	(30)	17	14
Deferred taxes:
Federal	—	1,933	71	8
State	—	273	3	(195)
Total deferred income tax benefit (expense)	—	2,206	74	(187)
Total income tax benefit (expense)	$—	$2,176	$91	$(173)

The actual income tax benefit (expense) differs from the expected amount computed by applying the federal statutory corporate tax rate of 21% in 2018 and 35% in 2017 and 2016 as follows:

	Successor		Predecessor
		Period from	Period from
	For the Year Ended	May 5, 2017	January 1, 2017	For the Year Ended
	December 31,	through	through	December 31,
	2018	December 31, 2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Expected tax benefit (expense) at federal statutory rate	$11,468	$310	$5,764	$191,870
State income tax benefit (expense), net of federal benefit	1,108	240	30	382
Non-deductible expenses	1,328	(187)	—	—
Changes in valuation allowances	(14,194)	24,767	—	—
Remeasurement of federal deferred tax assets due rate change	—	(22,958)	—	—
Pass-through entities (1)	—	—	(5,686)	(191,921)
Other	290	4	(17)	(504)
Total income tax benefit (expense)	$—	$2,176	$91	$(173)

(1)	MEMP, a publicly traded partnership with qualifying income, was a pass-through entity for federal income tax purposes.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	Successor
	December 31,	December 31,
	2018	2017
Deferred income tax assets:
Property, Plant & Equipment	$2,208	$19,423
Derivative instrument	—	6,251
Net operating loss carryforward	19,085	10,452
Asset retirement obligation	—	1,223
Interest	5,748	—
Accrued liabilities	1,387	—
Other	307	779
Total deferred income tax assets:	28,735	38,128
Valuation allowance	(23,934)	(38,128)
Net deferred income tax assets	4,801	—

Deferred income tax liabilities:
Property, plant and equipment	$—	$—
Derivatives	4,801	—
Other	—	—
Total deferred income tax liabilities	4,801	—

Net deferred income tax liabilities	$—	$—

As of December 31, 2018, the Company had approximately $86.0 million of federal net operating loss carryovers of which $41.0 million federal net operating loss forwards have no expiration date and the remaining will expire in years 2035 – 2037. As of December 31, 2018, the Company had approximately $14.8 million of state net operating loss carryovers. The state net operating loss carryforwards will expire in varying amounts beginning in 2035.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2018, a valuation allowance of $23.9 million had been recorded.

Uncertain Income Tax Position. We must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable based on its technical merits. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits as of December 31, 2018.

Tax Audits and Settlements. Generally, our income tax years 2015 through 2018 remain open and subject to examination by the Internal Revenue Service or state tax jurisdictions where we conduct operations. In certain jurisdictions we operate through more than one legal entity, each of which may have different open years subject to examination.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Quarterly Financial Information (Unaudited)

The following tables present selected quarterly financial data for the periods indicated. Earnings per share/unit are computed independently for each of the quarters presented and the sum of the quarterly earnings per share/unit may not necessarily equal the total for the year.

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Revenues	$87,932	$90,988	$85,522	$75,702
Operating income (loss)	9,529	(18,226)	3,206	87,014
Net income (loss)	3,239	(25,279)	(2,598)	79,247
Net income (loss) attributable to Successor	3,239	(25,279)	(2,598)	79,247
Net income (loss) available to common stockholders	3,156	(25,279)	(2,598)	75,727
Basic and diluted earnings per share	$0.13	$(1.01)	$(0.10)	$3.06

	Predecessor		Successor
		Period from	Period from
		April 1, 2017	May 5, 2017
	First	through	through	Third	Fourth
	Quarter	May 4, 2017	June 30, 2017	Quarter	Quarter
	(In thousands, except per share/unit amounts)
Revenues	$81,380	$27,821	$42,395	$75,589	$87,495
Operating income (loss)	(421)	8,384	2,654	(6,043)	2,573
Net income (loss)	(16,377)	(74,578)	(906)	(7,536)	9,728
Net income (loss) attributable to Successor/Predecessor	(16,377)	(74,578)	(906)	(7,536)	9,728
Net income (loss) available to common stockholders/limited partners	(16,377)	(74,578)	(906)	(7,536)	9,463
Basic and diluted earnings per unit/share	(0.20)	(0.89)	(0.04)	(0.30)	0.38

See Notes 4 and 13 for additional information regarding earnings per share/unit.

Note 20. Supplemental Oil and Gas Information (Unaudited)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization is as follows at the dates indicated.

	Successor
	December 31,	December 31,
	2018	2017
	(In thousands)
Evaluated oil and natural gas properties	$598,331	$603,053
Support equipment and facilities	108,760	100,225
Accumulated depletion, depreciation, and amortization	(82,389)	(34,429)
Total	$624,702	$668,849

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows for the periods indicated:

	Successor		Predecessor
		Period from
	For the	May 5, 2017	Period from	For the
	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	2017 through	December 31,
	2018	2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Property acquisition costs, proved	$—	$—	$—	$—
Property acquisition costs, unproved	—	—	—	—
Exploration	—	—	—	792
Development	42,878	51,925	9,573	54,310
Total	$42,878	$51,925	$9,573	$55,102

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

We engaged Ryder Scott to audit our reserves estimates for all of our estimated proved reserves (by volume) at December 31, 2018. All proved reserves are located in the United States and all prices are held constant in accordance with SEC rules.

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average benchmark product prices used for valuing the reserves are based upon the average of the first-day-of-the-month price for each month within the period January through December of each year presented:

	2018	2017	2016
Oil ($/Bbl):
WTI (1)	$65.56	$51.34	$42.75

NGL ($/Bbl):
WTI (1)	$65.56	$51.34	$42.75

Natural Gas ($/MMbtu):
Henry Hub (2)	$3.10	$2.98	$2.48

(1)	The weighted average WTI price was adjusted by lease for quality, transportation fees, and a regional price differential.
(2)	The weighted average Henry Hub price was adjusted by lease for energy content, compression charges, transportation fees, and regional price differentials.

The following tables set forth estimates of the net reserves for the periods indicated:

	Year Ended December 31, 2018 (Successor)
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	72,004	406,558	25,189	989,721
Extensions and discoveries	1,207	2,910	231	11,541
Production	(3,335)	(29,176)	(1,496)	(58,166)
Sale of minerals in place	(159)	(56,328)	(1,469)	(66,095)
Revision of previous estimates	(93)	(30,005)	(883)	(35,864)
End of year	69,624	293,959	21,572	841,137

Proved developed reserves:
Beginning of year	50,014	299,481	17,982	707,459
End of year	54,147	232,110	17,324	660,937

Proved undeveloped reserves:
Beginning of year	21,990	107,077	7,207	282,262
End of year	15,477	61,849	4,248	180,200

	For the period from May 5, 2017 through December 31, 2017 (Successor)
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of period	80,960	419,472	30,572	1,088,660
Extensions and discoveries	121	4,900	261	7,195
Production	(2,380)	(21,885)	(1,114)	(42,850)
Revision of previous estimates	(6,697)	4,071	(4,530)	(63,284)
End of period	72,004	406,558	25,189	989,721

Proved developed reserves:
Beginning of period	57,803	297,101	21,963	775,693
End of period	50,014	299,481	17,982	707,459

Proved undeveloped reserves:
Beginning of period	23,157	122,371	8,609	312,967
End of period	21,990	107,077	7,207	282,262

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the period from January 1, 2017 through May 4, 2017 (Predecessor)
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of period	65,741	371,016	25,184	916,565
Extensions and discoveries	53	45	8	410
Production	(1,204)	(12,411)	(616)	(23,336)
Revision of previous estimates	16,370	60,822	5,996	195,021
End of period	80,960	419,472	30,572	1,088,660

Proved developed reserves:
Beginning of period	45,536	280,035	18,923	666,786
End of period	57,803	297,101	21,963	775,693

Proved undeveloped reserves:
Beginning of period	20,205	90,981	6,261	249,779
End of period	23,157	122,371	8,609	312,967

	Year Ended December 31, 2016 (Predecessor)
	Oil	Gas	NGLs	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MMcfe)
Proved developed and undeveloped reserves:
Beginning of year	90,945	461,526	43,395	1,267,571
Extensions and discoveries	297	288	42	2,320
Production	(3,883)	(44,776)	(2,283)	(81,773)
Sale of minerals in place	(3,228)	(15,227)	(123)	(35,328)
Revision of previous estimates	(18,390)	(30,795)	(15,847)	(236,225)
End of year	65,741	371,016	25,184	916,565

Proved developed reserves:
Beginning of year	50,817	311,147	30,315	797,936
End of year	45,536	280,035	18,923	666,786

Proved undeveloped reserves:
Beginning of year	40,128	150,379	13,080	469,635
End of year	20,205	90,981	6,261	249,779

Noteworthy amounts included in the categories of proved reserve changes in the above tables include:

•

The 148.6 Bcfe reduction in reserves for the year ended December 31, 2018 is primarily due to a 27.6 Bcfe upward pricing revision and a 63.5 Bcfe downward revision due to updated well performance data and future anticipated development and maintenance cost increases. We divested 66.1 Bcfe during the year ended December 31, 2018. We added 11.5 Bcfe during the year ended December 31, 2018 due to extensions and discoveries.

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

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

The 351.0 Bcfe reduction in reserves for the year ended December 31, 2016 is primarily due to a 148.3 Bcfe downward pricing revision and an 87.9 Bcfe downward revision due to updated well performance data. We divested 35.3 Bcfe during the year ended December 31, 2016. Proved undeveloped reserves decreased primarily due to downward pricing during the year ended December 31, 2016.

See Note 6 for additional information on acquisitions and divestitures.

A variety of methodologies are used to determine our proved reserve estimates. The principal methodologies employed are reservoir simulation, decline curve analysis, volumetric, material balance, advance production type curve matching, petro-physics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates in substantially all of our fields.

The standardized measure of discounted future net cash flows is as follows:

	Successor		Predecessor
		Period from
	For the	May 5, 2017	Period from	For the
	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	2017 through	December 31,
	2018	2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Future cash inflows	$6,000,268	$5,149,623	$5,246,487	$3,666,731
Future production costs	(3,280,778)	(2,982,035)	(3,275,952)	(2,384,195)
Future development costs	(474,413)	(530,133)	(492,610)	(440,496)
Future income tax expense	—	—	—	—
Future net cash flows for estimated timing of cash flows	2,245,077	1,637,455	1,477,925	842,040
10% annual discount for estimated timing of cash flows	(1,132,048)	(869,784)	(786,836)	(446,199)
Standardized measure of discounted future net cash flows	$1,113,029	$767,671	$691,089	$395,841

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following is a summary of the changes in the standardized measure of discounted future net cash flows for the proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2018:

	Successor		Predecessor
		Period from
	For the	May 5, 2017	Period from	For the
	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	2017 through	December 31,
	2018	2017	May 4, 2017	2016
	(In thousands)		(In thousands)
Beginning of year	$767,671	$691,089	$395,841	$589,554
Sale of oil and natural gas produced, net of production costs	(181,841)	(100,946)	(57,420)	(107,357)
Sale of minerals in place	(29,036)	—	—	(28,277)
Extensions and discoveries	27,157	7,187	1,320	2,016
Changes in prices and costs	507,888	161,106	306,375	(404,870)
Previously estimated development costs incurred	73,761	61,851	9,227	89,748
Net changes in future development costs	24,396	(31,438)	(55,333)	254,043
Revisions of previous quantities	(86,812)	(27,060)	99,591	14,414
Accretion of discount	51,769	46,072	13,195	58,956
Change in production rates and other	(41,924)	(40,190)	(21,707)	(72,386)
End of year	$1,113,029	$767,671	$691,089	$395,841

AMPLIFY ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note. 21 Subsequent Events

Share Repurchase Program

See Note 12 for additional information regarding the share repurchase program.