Form 10-Q
period 2019-03-31
Amplify Energy Corp
filed 2019-05-09
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities Registered Pursuant to Section 12(b):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 3, 2019, the registrant had 22,212,290 outstanding shares of common stock, $0.0001 par value outstanding.

AMPLIFY ENERGY CORP.

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

MBoe/d: One million Boe per day.

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

WTI: West Texas Intermediate.

NAMES OF ENTITIES

As used in this Form 10-Q, unless we indicate otherwise:

•	“Amplify Energy” refers to Amplify Energy Corp., the successor reporting company of Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;
•	“Memorial Production Partners” and “MEMP” refer to Memorial Production Partners LP, individually and collectively with its subsidiaries, as the context requires;
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

All statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “outlook,” “continue,” the negative of such terms or other comparable terminology. These statements address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as projections of results of operations, plans for growth, goals, future capital expenditures, competitive strengths, references to future intentions and other such references. These forward-looking statements involve risks and uncertainties. Important factors that could cause our actual results or financial condition to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	our results of evaluation and implementation of strategic alternatives;
•	risks related to a redetermination of the borrowing base under our senior secured reserve-based revolving credit facility;
•	our ability to access funds on acceptable terms, if at all, because of the terms and conditions governing our indebtedness, including financial covenants;
•	our ability to satisfy debt obligations;
•	volatility in the prices for oil, natural gas, and NGLs, including further or sustained declines in commodity prices;
•	the potential for additional impairments due to continuing or future declines in oil, natural gas and NGL prices;
•	the uncertainty inherent in estimating quantities of oil, natural gas and NGLs reserves;
•	our substantial future capital requirements, which may be subject to limited availability of financing;
•	the uncertainty inherent in the development and production of oil and natural gas;
•	our need to make accretive acquisitions or substantial capital expenditures to maintain our declining asset base;
•	the existence of unanticipated liabilities or problems relating to acquired or divested businesses or properties;
•	potential acquisitions, including our ability to make acquisitions on favorable terms or to integrate acquired properties;
•

the uncertainty of whether and when we will be able to complete our announced merger with Midstates Petroleum Company, Inc. (“Midstates”) due to the conditions that must be satisfied or waived prior to the completion of the merger, including shareholder and any required regulatory approvals;

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 (“2018 Form 10-K”) and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$24,876	$49,704
Restricted cash	325	325
Accounts receivable	25,086	29,514
Short-term derivative instruments	276	18,813
Prepaid expenses and other current assets	9,738	7,241
Total current assets	60,301	105,597
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	609,414	598,331
Support equipment and facilities	110,725	108,760
Other	6,687	6,625
Accumulated depreciation, depletion and impairment	(96,701)	(85,535)
Property and equipment, net	630,125	628,181
Long-term derivative instruments	288	2,469
Restricted investments	94,536	94,467
Operating lease - long term right-of-use asset	5,011	—
Other long-term assets	5,922	6,129
Total assets	$796,183	$836,843

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,580	$2,345
Revenues payable	24,136	24,779
Accrued liabilities (see Note 13)	21,199	23,155
Short-term derivative instruments	9,108	139
Total current liabilities	59,023	50,418
Long-term debt (see Note 8)	270,000	294,000
Asset retirement obligations	77,082	75,867
Long-term derivative instruments	1,429	—
Operating lease liability	3,090	—
Other long-term liabilities	62	—
Total liabilities	410,686	420,285
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Warrants, 2,173,913 warrants issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,788	4,788
Common stock, $0.0001 par value: 300,000,000 shares authorized; 22,258,450 and 22,181,881 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	356,288	355,872
Accumulated earnings (deficit)	24,418	55,895
Total stockholders' equity	385,497	416,558
Total liabilities and equity	$796,183	$836,843

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Oil and natural gas sales	$65,067	$87,847
Other revenues	88	85
Total revenues	65,155	87,932

Costs and expenses:
Lease operating expense	28,910	29,570
Gathering, processing and transportation	4,657	5,600
Exploration	15	34
Taxes other than income	4,409	5,037
Depreciation, depletion and amortization	11,166	12,958
General and administrative expense	9,308	10,657
Accretion of asset retirement obligations	1,311	1,718
(Gain) loss on commodity derivative instruments	32,487	10,456
(Gain) loss on sale of properties	—	2,373
Other, net	143	—
Total costs and expenses	92,406	78,403
Operating income (loss)	(27,251)	9,529
Other income (expense):
Interest expense, net	(4,089)	(5,772)
Total other income (expense)	(4,089)	(5,772)
Income (loss) before reorganization items, net and income taxes	(31,340)	3,757
Reorganization items, net	(187)	(518)
Income tax benefit (expense)	50	—
Net income (loss)	(31,477)	3,239
Net (income) loss allocated to participating restricted stockholders	—	(83)
Net income (loss) attributable to common stockholders	$(31,477)	$3,156

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$(1.42)	$0.13
Weighted average common shares outstanding:
Basic and diluted	22,179	25,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(31,477)	$3,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,166	12,958
(Gain) loss on derivative instruments	32,393	10,456
Cash settlements (paid) received on expired derivative instruments	(1,277)	4,876
Bad debt expense	101	—
Amortization of deferred financing costs	308	541
Accretion of asset retirement obligations	1,311	1,718
(Gain) loss on sale of properties	—	2,373
Share-based compensation (see Note 11)	1,443	1,176
Settlement of asset retirement obligations	(162)	—
Changes in operating assets and liabilities:
Accounts receivable	4,326	2,839
Prepaid expenses and other assets	(6,856)	(115)
Payables and accrued liabilities	(537)	2,086
Other	61	—
Net cash provided by operating activities	10,800	42,147
Cash flows from investing activities:
Additions to oil and gas properties	(10,370)	(13,098)
Additions to other property and equipment	(62)	—
Additions to restricted investments	(68)	(186)
Net cash used in investing activities	(10,500)	(13,284)
Cash flows from financing activities:
Advances on revolving credit facilities	—	5,000
Payments on revolving credit facilities	(24,000)	(34,000)
Deferred financing costs	(101)	—
Costs incurred in conjunction with tender offer	(107)	—
Common stock repurchased and retired under the share repurchase program	(920)	—
Other	—	(213)
Net cash used in financing activities	(25,128)	(29,213)
Net change in cash, cash equivalents and restricted cash	(24,828)	(350)
Cash, cash equivalents and restricted cash, beginning of period	50,029	6,392
Cash, cash equivalents and restricted cash, end of period	$25,201	$6,042

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2017	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	3,239	3,239
Share-based compensation expense	—	—	1,176	—	1,176
Other	—	—	(208)	—	(208)
Balance at March 31, 2018	$3	$4,788	$388,824	$4,525	$398,140

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	$3	$4,788	$355,872	$55,895	$416,558
Net income (loss)	—	—	—	(31,477)	(31,477)
Costs incurred in conjunction with tender offer	—	—	(107)	—	(107)
Share-based compensation expense	—	—	1,443	—	1,443
Common stock repurchased and retired under the share repurchase program	—	—	(920)	—	(920)
Restricted shares repurchased	—	—	—	—	—
Other	—	—	—	—	—
Balance at March 31, 2019	$3	$4,788	$356,288	$24,418	$385,497

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

When referring to Amplify Energy Corp. (formerly known as Memorial Production Partners LP and also referred to as “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended.

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on one reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our assets consist primarily of producing oil and natural gas properties and are located in the Rockies, federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells.

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

Beginning in 2019, the Company has elected to change its reporting convention from natural gas equivalent (Mcfe) to barrels of oil equivalent (Boe). The change in presentation reflects our liquids-weighted production and reserve profile with a balanced approach to development of our oil and natural gas asset portfolio. The Company’s proved reserves as of year-end 2018 were 50% crude oil, 15% natural gas liquids and 35% natural gas.

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

Note 2. Summary of Significant Accounting Policies

A discussion of our significant accounting policies and estimates is included in our 2018 Form 10-K.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items, Net

The Company has incurred significant costs associated with the reorganization. Reorganization items, net, which are expensed as incurred, represent costs and income directly associated with the Chapter 11 proceedings since January 16, 2017, the petition date.

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Professional fees	(26)	(414)
Other	(161)	(104)
Reorganization items, net	$(187)	$(518)

Lease Recognition

In February 2016, the FASB issued guidance regarding the accounting for leases. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The Company is the lessee under various agreements for office space, compressors, equipment, vehicles and surface rentals (right of use assets) that are currently accounted for as operating leases.

The Company applied the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using the modified retrospective approach with a cumulative impact to retained earnings in that period, and including several optional practical expedients relating to leases commenced before the effective date. The practical expedients the Company adopted are: (1) the original correct assessment of a contract containing a lease will be accepted without further review on all existing or expired contracts; (2) the original lease classification as an operating lease will convert as an operating lease under the new guidance; (3) initial direct costs for any existing leases will not be reassessed; (4) existing land easements or right of use agreements will continue under current accounting policy and only new agreements will be evaluated in the future; and (5) short-term leases for twelve months or less will not be evaluated under the guidance.

See Note 12 for additional information regarding the adoption of the leases standard.

New Accounting Pronouncements

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

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at March 31, 2019.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Revenues
Oil	$40,057	$54,726
NGLs	$5,865	$10,946
Natural gas	$19,145	$22,175
Oil and natural gas sales	$65,067	$87,847

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $24.8 million at March 31, 2019 and $25.0 million at December 31, 2018.

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

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

For the Three Months Ended
March 31,
2019	2018
$364	$208

Acquisitions and Divestitures

There were no material acquisitions or divestitures during the three months ended March 31, 2019.

On May 30, 2018, we closed a transaction to divest certain of our non-core assets located in South Texas (the “South Texas Divestiture”) for total proceeds of approximately $17.1 million, including final post-closing adjustments. This disposition did not qualify as a discontinued operation.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at March 31, 2019 and December 31, 2018. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 for each of the fair value hierarchy levels:

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$7,992	$—	$7,992
Interest rate derivatives	—	142	—	142
Total assets	$—	$8,134	$—	$8,134

Liabilities:
Commodity derivatives	$—	$18,058	$—	$18,058
Interest rate derivatives	—	49	—	49
Total liabilities	$—	$18,107	$—	$18,107

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$25,515	$—	$25,515

Liabilities:
Commodity derivatives	$—	$4,372	$—	$4,372

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

Unproved oil and natural gas properties are reviewed for impairment based on time or geologic factors. Information such as drilling results, reservoir performance, seismic interpretation or future plans to develop acreage is also considered.

•	No impairments were recognized during the three months ended March 31, 2019 and 2018, respectively.

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

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2019, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $0.1 million against amounts outstanding under our New Revolving Credit Facility (as defined below) at March 31, 2019. See Note 8 for additional information regarding our Emergence Credit Facility and our New Revolving Credit Facility (as defined below).

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2019, we had the following open commodity positions:

	Remaining
	2019	2020	2021
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,540,000	150,000	—
Weighted-average fixed price	$2.88	$2.65	$—

Collar contracts:
Average monthly volume (MMBtu)	—	520,000	87,500
Weighted-average floor price	—	$2.64	$2.66
Weighted-average ceiling price	$—	$2.96	$2.99

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	135,333	75,000	33,750
Weighted-average fixed price	$52.60	$56.33	$55.93

Collar contracts:
Average monthly volume (Bbls)	50,667	14,300	—
Weighted-average floor price	$55.00	$55.00	$—
Weighted-average ceiling price	$63.85	$62.10	$—

Purchased put option contracts:
Average Monthly Volume (Bbls)	—	25,550	—
Weighted-average strike price	$—	$55.00	$—
Weighted-average deferred premium	$—	$7.09	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	72,000	37,925	5,500
Weighted-average fixed price	$29.96	$27.94	$27.23

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At March 31, 2019, we had the following interest rate swap open positions:

	Remaining
	2019	2020	2021
Average Monthly Notional (in thousands)	$50,000	$50,000	$50,000
Weighted-average fixed rate	2.109%	2.109%	2.109%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at March 31, 2019 and December 31, 2018. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		March 31,	March 31,	December 31,	December 31,
Type	Balance Sheet Location	2019	2019	2018	2018
		(In thousands)
Commodity contracts	Short-term derivative instruments	$4,504	$13,469	$21,217	$2,543
Interest rate swaps	Short-term derivative instruments	133	—	—	—
Gross fair value		4,637	13,469	21,217	2,543
Netting arrangements		(4,361)	(4,361)	(2,404)	(2,404)
Net recorded fair value	Short-term derivative instruments	$276	$9,108	$18,813	$139

Commodity contracts	Long-term derivative instruments	$3,489	$4,590	$4,298	$1,829
Interest rate swaps	Long-term derivative instruments	9	49	—	—
Gross fair value		3,498	4,639	4,298	1,829
Netting arrangements		(3,210)	(3,210)	(1,829)	(1,829)
Net recorded fair value	Long-term derivative instruments	$288	$1,429	$2,469	$—

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

		For the Three Months Ended
	Statements of	March 31,
	Operations Location	2019	2018
Commodity derivative contracts	(Gain) loss on commodity derivatives	$32,487	$10,456
Interest rate derivatives	Interest expense, net	(94)	—

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2019 (in thousands):

Asset retirement obligations at beginning of period	$76,344
Liabilities added from acquisition or drilling	7
Liabilities settled	(162)
Accretion expense	1,311
Revision of estimates	59
Asset retirement obligation at end of period	77,559
Less: Current portion	(477)
Asset retirement obligations - long-term portion	$77,082

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	March 31,	December 31,
	2019	2018
	(In thousands)
$425.0 million New Revolving Credit Facility, variable-rate, due November 2023 (1)	$270,000	$294,000
Long-term debt	$270,000	$294,000

(1)	The carrying amount of our New Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

New Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary, is a party to a reserve-based revolving credit facility (the “New Revolving Credit Facility”), subject to a borrowing base of $425.0 million as of March 31, 2019, which is guaranteed by us and all of our current subsidiaries.

Our borrowing base under our New Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

Emergence Credit Facility

At March 31, 2018, Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), was a party to a $1.0 billion revolving credit facility (our “Emergence Credit Facility”) which was guaranteed by us and all of our current subsidiaries.

On November 2, 2018, in connection with entry into our New Revolving Credit Facility, the Emergence Credit Facility was terminated and repaid in full.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended
	March 31,
	2019	2018
New Revolving Credit Facility	5.07%	n/a
Emergence Credit Facility	n/a	5.48%

Letters of Credit

At March 31, 2019, we had $1.7 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our New Revolving Credit Facility was $4.8 million at March 31, 2019. At March 31, 2019, the unamortized deferred financing costs are amortized over the remaining life of our New Revolving Credit Facility.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 300,000,000 shares of common stock, $0.0001 par value per share. The following is a summary of the changes in our common stock issued for the three months ended March 31, 2019:

Common
Shares
Balance, December 31, 2018	22,181,881
Issuance of common stock	—
Restricted stock units vested	287,658
Repurchase of common shares	(88,508)
Common stock repurchased and retired under share repurchase program	(122,581)
Balance, March 31, 2019	22,258,450

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On the May 4, 2017 (the “Effective Date”), the Company entered into a warrant agreement with American Stock Transfer & Trust Company, LLC, as warrant agent, pursuant to which the Company issued warrants to purchase up to 2,173,913 shares of the Company’s common stock (representing 8% of the Company’s outstanding common stock as of the Effective Date including shares of the Company’s common stock issuable upon full exercise of the warrants, but excluding any common stock issuable under the Management Incentive Plan (the “MIP”)), exercisable for a five-year period commencing on the Effective Date at an exercise price of $42.60 per share.

Share Repurchase Program

On December 21, 2018, the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock, with repurchases beginning on January 9, 2019. During the three months ended March 31, 2019, the Company repurchased 122,581 shares of common stock at an average price of $7.82 for a total cost of approximately $0.9 million. At March 31, 2019, approximately $24.1 million remains available for repurchase under the program.

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(31,477)	$3,239
Less: Net income allocated to participating restricted stockholders	—	(83)
Basic and diluted earnings available to common stockholders	$(31,477)	$3,156

Common shares/units:
Common shares outstanding — basic	22,179	25,000
Dilutive effect of potential common shares	—	—
Common shares outstanding — diluted	22,179	25,000

Net earnings per share:
Basic	$(1.42)	$0.13
Diluted	$(1.42)	$0.13
Antidilutive stock options (1)	—	513
Antidilutive warrants (2)	2,174	2,174

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

In May 2017, the Company implemented the Management Incentive Plan (the “MIP”). At March 31, 2019, an aggregate of 2,322,404 shares of the Company’s common stock are reserved for issuance under the MIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.8 million at March 31, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.0 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2018	598,024	$11.35
Granted (2)	276,398	$6.92
Forfeited	(17,250)	$10.00
Vested	(276,849)	$7.07
TSUs outstanding at March 31, 2019	580,323	$11.32

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the three months ended March 31, 2019 was $1.9 million based on a grant date market price ranging from $6.87 to $8.70 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $1.3 million at March 31, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.4 years.

During the three months ended March 31, 2019, the Company granted PSUs to certain new employees of the Company. The PSUs will vest based on the satisfaction of service and market vesting conditions with market vesting based on the Company’s achievement of certain share price targets. The PSUs are subject to service-based vesting such that 50% of the PSUs service vest on the applicable market vesting date and an additional 25% of the PSUs service vest on each of the first and second anniversaries of the applicable market vesting date.

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

A Monte Carlo simulation was used in order to determine the fair value of these awards at the grant date.

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2019	2.44%	2.44%	2.44%

Dividend yield	—	—	—

Expected volatility:
Awards Issued on January 1, 2019	54.0%	54.0%	54.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2019	$6.76	$5.86	$5.11

The following table summarizes information regarding the PSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2018	393,500	$8.14
Granted (2)	7,750	$5.91
Forfeited	(13,250)	$7.59
Vested	—	$—
PSUs outstanding at March 31, 2019	388,000	$8.11

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	The aggregate grant date fair value of PSUs issued for the three months ended March 31, 2019 was less than $0.1 million based on a calculated fair value price ranging from $5.11 to $6.76 per share.

2017 Non-Employee Directors Compensation Plan

In June 2017, the Company implemented the 2017 Non-Employee Directors Compensation Plan (“Directors Compensation Plan”) to attract and retain services of experienced non-employee directors of the Company or its subsidiaries. An aggregate of 200,000 shares of the Company’s common stock are reserved for issuance under the Directors Compensation Plan.

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $0.2 million at March 31, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.8 years.

The following table summarizes information regarding the Board RSUs granted under the Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2018	39,604	$11.36
Granted	—	$—
Forfeited	—	$—
Vested	(10,809)	$11.57
Board RSUs outstanding at March 31, 2019	28,795	$11.29

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP and Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Equity classified awards
TSUs	$669	$948
PSUs	396	—
Board RSUs	113	19
Restricted stock options	—	209
	$1,178	$1,176

Note 12. Leases

As discussed in Note 2, the Company adopted ASU 842, leases, on January 1, 2019 using the modified retrospective approach with a cumulative impact to retained earnings. The adoption of this standard has resulted in an increase in the assets and liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet. The Company has completed the review and evaluation of current and potential leases which resulted primarily in our corporate office lease and some minor equipment and vehicle leases qualifying under the new guidance. Based upon this analysis, the impact of the new guidance established a liability and the corresponding asset of $5.4 million at January 1, 2019.

For the quarter ended March 31, 2019, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our corporate office lease does not provide an implicit rate. To determine the present value of the lease payments, we use our incremental borrowing rate based on the information available at the inception date. To determine the incremental borrowing rate, we apply a portfolio approach based on the applicable lease terms and the current economic environment. We use a reasonable market interest rate for our office equipment and vehicle leases.

The following table presents the Company’s right-of-use assets and lease liabilities as of March 31, 2019.

March 31,
2019
(In thousands)
Right-of-use asset	$5,011

Lease liabilities:
Current lease liability	1,921
Long-term lease liability	3,090
Total lease liability	$5,011

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office lease	Leased vehicles and office equipment	Total
Remaining 2019	$1,533	$388	$1,921
2020	1,561	357	1,918
2021	1,320	219	1,539
2022 and thereafter	—	—	—
Total lease payments	$4,414	$964	$5,378
Less: interest	$319	$48	$367
Present value of lease liabilities	$4,095	$916	$5,011

The following is a schedule of the Company’s future contractual payment for operating leases prepared in accordance with accounting standards prior to the adoption of ASC 842, as of December 31, 2018:

		Payment or Settlement Due by Period
Operating leases	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$11,846	$5,893	$2,072	$2,109	$337	$205	$1,230

The weighted average remaining lease terms and discount rate for all of our operating leases were as follow as of March 31, 2019:

March 31,
2019
Weighted average remaining lease term (years):
Corporate office	2.32
Vehicles	0.40
Office equipment	0.12
Weighted average discount rate:
Corporate office	4.12%
Vehicles	0.48%
Office equipment	0.21%

We have instituted internal controls going forward to monitor and evaluate new leases for appropriate accounting under the new guidance.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018
Accrued lease operating expense	$9,090	$10,469
Accrued interest payable	3,724	2,476
Accrued capital expenditures	2,602	4,349
Accrued general and administrative expense	2,398	4,393
Operating lease liability	1,921	—
Accrued ad valorem tax	987	729
Asset retirement obligations	477	477
Other	—	262
Accrued liabilities	$21,199	$23,155

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$24,876	$49,704
Restricted cash	325	325
Total cash, cash equivalents and restricted cash	$25,201	$50,029

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$2,325	$6,028
Cash paid for reorganization items, net	187	656
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(2,612)	1,890

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and any related person in which the related person had a direct or indirect material interest for the three months ended March 31, 2019 and 2018, respectively.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies

Litigation and Environmental

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters. On January 13, 2017, the Company received a letter from the Environmental Protection Agency (“EPA”) concerning potential violations of the Clean Air Act (“CAA”) section 112(r) associated with our Bairoil complex in Wyoming. The Company met with the EPA on February 16, 2017 to present relevant information related to the allegations. On March 12, 2017, the EPA filed an Administrative Compliance Order on Consent for which the Company was required to bring all outstanding issues to closure no later than June 30, 2018. On June 14, 2018, we sent the EPA a letter informing the EPA that we had completed all remedial action items related to the Administrative Compliance Order on Consent. In March 2018, we came to an agreement regarding the potential violations, noting no material impact on the Company’s financial position, results of operations or cash flows. Other than the Chapter 11 proceedings and the alleged CAA violations discussed herein, based on facts currently available, we are not aware of any litigation, pending or threatened, that we believe will have a material adverse effect on our financial position, results of operations or cash flows; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

At March 31, 2019 and December 31, 2018, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. Beta’s decommissioning obligations remain fully supported by A-rated surety bonds and $90.0 million of cash. The held-to-maturity investments held in the trust account at March 31, 2019 for the U.S. Bank money market cash equivalent was $90.2 million.

In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated costs of decommissioning may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until later in 2019.

Note 16. Income Taxes

The Company had less than $0.1 million income tax benefit/(expense) for the three months ended March 31, 2019 and no income tax benefit/(expense) for the three months ended March 31, 2018. The Company’s effective tax rate was 0.0% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rates for the three months ended March 31, 2019 and 2018 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

Note 17. Subsequent Events

Proposed Merger

On May 5, 2019, the Company, Midstates Petroleum Company, Inc. (“Midstates”) and Midstates Holdings, Inc., a direct, wholly owned subsidiary of Midstates (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, in an all-stock transaction, the Company will merge with and into Merger Sub, with the Company surviving as a wholly owned subsidiary of Midstates (the “Merger”). Pursuant to the Merger Agreement, Amplify Energy stockholders will receive 0.933 shares of Midstates common stock, par value $0.01 per share, for each share of Amplify Energy common stock that they hold (such newly issued common stock, the “Stock Issuance”). Following the closing of the Merger, current Amplify Energy and Midstates stockholders will each own 50% of the outstanding stock of the combined company.

Completion of the Merger is subject to the terms and conditions set forth in the Merger Agreement, including holders of a majority of votes cast by Midstates stockholders at the special meeting voting in favor of the Stock Issuance, holders of a majority of the issued and outstanding shares of Amplify common stock voting in favor of the Merger, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is expected to close in the third quarter of 2019.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 6, 2019.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

First Amendment to Credit Agreement

On May 5, 2019, OLLC entered into the First Amendment to Credit Agreement, among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “First Amendment”).

The First Amendment amends the New Revolving Credit Facility to, among other things (i) modify certain defined terms in connection with the completion of the transactions contemplated by the Merger Agreement, including the Merger; (ii) allow certain structural changes for tax planning activities; and (iii) modify certain covenants in the New Revolving Credit Facility that restrict Amplify Energy’s ability to take certain actions or engage in certain business such that, once the First Amendment is effective, the occurrence of such actions or business in connection with the Merger Agreement or completion of the transactions contemplated thereby, including the Merger, will not be so restricted.

Certain of the modifications to the New Revolving Credit Facility, including those permitting pre-Merger tax restrictions, became effective upon the signing of the First Amendment. The remaining modifications become effective concurrently with the consummation of the Merger, subject to certain closing conditions.

The First Amendment also contains customary representations, warranties and agreements of OLLC and the guarantors. All other material terms and conditions of the New Revolving Credit Facility were unchanged by the First Amendment.

The foregoing description of the First Amendment is qualified in its entirety by reference to the First Amendment, which is attached as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 6, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes in “Item 1. Financial Statements” contained herein and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019 (“2018 Form 10-K”). The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in the front of this report.

References

When referring to Amplify Energy Corp. (also referred to as “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP (“MEMP”) pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Overview

We operate in one reportable segment engaged in the acquisition, development, exploitation and production of oil and natural gas properties. Our management evaluates performance based on the reportable business segment as the economic environments are not different within the operation of our oil and natural gas properties. Our business activities are conducted through Amplify Energy Operating LLC (“OLLC”), our wholly owned subsidiary, and its wholly owned subsidiaries. Our assets consist primarily of producing oil and natural gas properties and are located in the Rockies, in federal waters offshore Southern California, East Texas / North Louisiana and South Texas. Most of our oil and natural gas properties are located in large, mature oil and natural gas reservoirs. The Company’s properties consist primarily of operated and non-operated working interests in producing and undeveloped leasehold acreage and working interests in identified producing wells. As of December 31, 2018:

•	Our total estimated proved reserves were approximately 841.1 Bcfe, of which approximately 65% were liquids and 79% were classified as proved developed reserves;
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

Recent Developments

Proposed Merger

On May 5, 2019, the Company, Midstates Petroleum Company, Inc. (“Midstates”) and Midstates Holdings, Inc., a direct, wholly owned subsidiary of Midstates (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, in an all-stock transaction, the Company will merge with and into Merger Sub, with the Company surviving as a wholly owned subsidiary of Midstates (the “Merger”). Pursuant to the Merger Agreement, Amplify Energy stockholders will receive 0.933 shares of Midstates common stock, par value $0.01 per share, for each share of Amplify Energy common stock that they hold (such newly issued common stock, the “Stock Issuance”). Following the closing of the Merger, current Amplify Energy and Midstates stockholders will each own 50% of the outstanding stock of the combined company. Following the closing of the Merger, current Amplify Energy and Midstates stockholders will each own 50% of the outstanding stock of the combined company and the combined company will continue to operate under the Amplify brand.

The boards of directors of both the Company and Midstates have unanimously approved the Merger Agreement and have recommended that their respective stockholders vote their shares in favor of the Merger or the Stock Issuance, as applicable.

Completion of the Merger is subject to the terms and conditions set forth in the Merger Agreement, including holders of a majority of votes cast by Midstates stockholders at the special meeting voting in favor of the Stock Issuance, holders of a majority of the issued and outstanding shares of Amplify common stock voting in favor of the Merger, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The Company sought, and has received, a technical consent from the lenders in its existing credit facility permitting the consummation of the Merger. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is expected to close in the third quarter of 2019.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s current report on Form 8-K filed on May 6, 2019.

First Amendment to Credit Agreement

On May 5, 2019, Amplify Energy Operating LLC (“OLLC”), a wholly owned subsidiary of Amplify Energy, entered into the First Amendment to Credit Agreement, among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “First Amendment”).

The First Amendment amends the parties’ existing Credit Agreement, dated as of November 2, 2018 (the “New Revolving Credit Facility”) to, among other things (i) modify certain defined terms in connection with the completion of the transactions contemplated by the Merger Agreement, including the Merger; (ii) allow certain structural changes for tax planning activities; and (iii) modify certain covenants in the New Revolving Credit Facility that restrict Amplify Energy’s ability to take certain actions or engage in certain business such that, once the First Amendment is effective, the occurrence of such actions or business in connection with the Merger Agreement or completion of the transactions contemplated thereby, including the Merger, will not be so restricted.

Certain of the modifications to the New Revolving Credit Facility, including those permitting pre-Merger tax restrictions, became effective upon the signing of the First Amendment. The remaining modifications become effective concurrently with the consummation of the Merger, subject to certain closing conditions.

The First Amendment also contains customary representations, warranties and agreements of OLLC and the guarantors. All other material terms and conditions of the New Revolving Credit Facility were unchanged by the First Amendment.

The foregoing description of the First Amendment is qualified in its entirety by reference to the First Amendment, which is attached as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 6, 2019.

Resignation of Director

On March 22, 2019, P. Michael Highum resigned from the board of directors of the Company. Mr. Highum served on the Company’s audit committee. There were no known disagreements between Mr. Highum and the Company which led to Mr. Highum’s resignation from the board of directors of the Company.

Appointment of Director

On March 22, 2019, Scott L. Hoffman was appointed to the board of directors of the Company. Mr. Hoffman has been appointed to the audit committee of the board of directors. There are no arrangements or understandings between Mr. Hoffman and any other persons pursuant to which Mr. Hoffman was selected as a director of the Company.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2018 Form 10-K. Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations. These estimates, in our opinion, are subjective in nature, require the use of professional judgment and involve complex analysis.

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

Results of Operations

Beginning in 2019, the Company elected to change its reporting convention from natural gas equivalent (Mcfe) to barrels of oil equivalent (Boe). The change in presentation reflects our liquids-weighted production and reserve profile with a balanced approach to development of our oil and natural gas asset portfolio. The Company’s proved reserves as of year-end 2018 were 50% crude oil, 15% natural gas liquids and 35% natural gas.

The results of operations for the three months ended March 31, 2019 and 2018 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended
	March 31,
	2019	2018
	($ In thousands)
Oil and natural gas sales	$65,067	$87,847
Lease operating expense	28,910	29,570
Gathering, processing and transportation	4,657	5,600
Taxes other than income	4,409	5,037
Depreciation, depletion and amortization	11,166	12,958
General and administrative expense	9,308	10,657
Accretion of asset retirement obligations	1,311	1,718
(Gain) loss on commodity derivative instruments	32,487	10,456
(Gain) loss on sale of properties	—	2,373
Interest expense, net	(4,089)	(5,772)
Reorganization items, net	(187)	(518)
Income tax benefit (expense)	50	—
Net income (loss)	(31,477)	3,239

Oil and natural gas revenue:
Oil sales	$40,057	$54,726
NGL sales	5,865	10,946
Natural gas sales	19,145	22,175
Total oil and natural gas revenue	$65,067	$87,847

Production volumes:
Oil (MBbls)	752	902
NGLs (MBbls)	265	412
Natural gas (MMcf)	5,490	7,775
Total (Boe)	1,932	2,610
Average net production (MBoe/d)	21.5	29.0

Average sales price:
Oil (per Bbl)	$53.28	$60.66
NGL (per Bbl)	22.09	26.57
Natural gas (per Mcf)	3.49	2.85
Total (per MBoe)	$33.67	$33.66

Average unit costs per MBoe:
Lease operating expense	$14.96	$11.33
Gathering, processing and transportation	2.41	2.15
Taxes other than income	2.28	1.93
General and administrative expense	4.82	4.08
Depletion, depreciation and amortization	5.78	4.97

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Net loss of $31.5 million and net income of $3.2 million were recorded for the three months ended March 31, 2019 and 2018, respectively.

Oil, natural gas and NGL revenues were $65.1 million and $87.8 million for the three months ended March 31, 2019 and 2018, respectively. Average net production volumes were approximately 21.5 MBoe/d and 29.0 MBoe/d for the three months ended March 31, 2019 and 2018, respectively. The change in production volumes was primarily due to the natural decline of wells, decreased drilling activity and the divestiture of certain non-core assets located in South Texas (the “South Texas Divestiture”). The average realized sales price was $33.67 per MBoe and $33.66 per MBoe for the three months ended March 31, 2019 and 2018, respectively.

Lease operating expense was $28.9 million and $29.6 million for the three months ended March 31, 2019 and 2018, respectively. The change in lease operating expense was primarily related to lower production. On a per MBoe basis, lease operating expense was $14.96 and $11.33 for the three months ended March 31, 2019 and 2018, respectively. The change in lease operating expense on a per MBoe basis was primarily due to lower production.

Gathering, processing and transportation was $4.7 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively. The change in gathering, processing and transportation was primarily the result of lower production. On a per MBoe basis, gathering, processing and transportation was $2.41 and $2.15 for the three months ended March 31, 2019 and 2018, respectively.

Taxes other than income was $4.4 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. On a per MBoe basis, taxes other than income were $2.28 and $1.93 for the three months ended March 31, 2019 and 2018, respectively. The change in taxes other than income on a per MBoe basis was primarily due to an increase in commodity price.

DD&A expense was $11.2 million and $13.0 million for the three months ended March 31, 2019 and 2018, respectively. The change in DD&A expense was primarily due to a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018 and which assets were accounted for as assets held for sale for the period from March 31, 2018 through the closing date.

General and administrative expense was $9.3 million and $10.7 million for the three months ended March 31, 2019 and 2018, respectively. Non-cash share-based compensation expense was $1.9 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

Net losses on commodity derivative instruments of $32.5 million were recognized for the three months ended March 31, 2019, consisting of $31.2 million decrease in the fair value of open positions and $1.3 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $10.5 million were recognized for the three months ended March 31, 2018, consisting of $4.8 million of cash settlement receipts on expired positions offset by a $15.3 million decrease in the fair value of open positions.

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

Interest expense, net was $4.1 million and $5.8 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense, net for 2019 included losses of interest rate swaps of approximately $0.1 million and amortization of deferred financing fees of $0.3 million. Interest expense, net for 2018 included amortization of deferred financing fees of $0.5 million. The change in interest expense is primarily due to a $1.5 million reduction in interest expense due to lower outstanding borrowings for the three months ended March 31, 2019.

Average outstanding borrowings under our New Revolving Credit Facility were $278.0 million for the three months ended March 31, 2019. Average outstanding borrowings under our Emergence Credit Facility were $364.2 million for the three months ended March 31, 2018.

Reorganization items, net represents costs and income directly associated with the Company’s Chapter 11 proceedings since January 16, 2017, the petition date, such as advisor and professional fees. The Company incurred $0.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net income (loss)	$(31,477)	$3,239
Interest expense, net	4,089	5,772
Income tax expense (benefit)	(50)	—
DD&A	11,166	12,958
Accretion of AROs	1,311	1,718
(Gains) losses on commodity derivative instruments	32,487	10,456
Cash settlements received (paid) on expired commodity derivative instruments	(1,277)	4,876
(Gain) loss on sale of properties	—	2,373
Acquisition and divestiture related expenses	364	208
Share-based compensation expense	1,936	1,176
Exploration costs	15	34
(Gain) loss on settlement of AROs	143	—
Bad debt expense	101	—
Reorganization items, net	187	518
Severance payments	39	—
Adjusted EBITDA	$19,034	$43,328

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$10,800	$42,147
Changes in working capital	3,006	(4,810)
Interest expense, net	4,089	5,772
Gain (loss) on interest rate swaps	94	—
Amortization of deferred financing fees	(308)	(541)
Acquisition and divestiture related expenses	364	208
Income tax expense (benefit) - current portion	(50)	—
Exploration costs	15	34
Plugging and abandonment cost	305	—
Reorganization items, net	187	518
Severance payments	39	—
Other	493	—
Adjusted EBITDA	$19,034	$43,328

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including funding capital expenditures and acquisitions, meet our indebtedness obligations, refinance our indebtedness or meet our collateral requirements will depend on our ability to generate cash in the future. Our primary sources of liquidity and capital resources have historically been cash flows generated by operating activities, borrowings under our revolving credit facility and equity and debt capital markets. For the remainder of 2019, we expect our primary funding sources to be cash flows generated by operating activities and available borrowing capacity under our New Revolving Credit Facility.

Capital Markets. We do not currently anticipate any near-term capital markets activity, but we will continue to evaluate the availability of public debt and equity for funding potential future growth projects and acquisition activity.

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2019, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $13.1 million for the three months ended March 31, 2019, which were primarily related to drilling, capital workovers and facilities located in the Rockies and California.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our properties in federal waters offshore Southern California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until later in 2019. At March 31, 2019, there was approximately $90.2 million in the trust account and $71.3 million in surety bonds.

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

As of March 31, 2019, we had working capital of $1.3 million primarily due to a cash balance of $24.9 million and accounts receivable of $25.1 million partially offset by the timing of accruals, which included accrued liabilities of $21.2 million, revenues payable of $24.1 million and a current derivative liability of $9.1 million.

Debt Agreements

New Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the New Revolving Credit Facility with Bank of Montreal, as administrative agent. At March 31, 2019, our borrowing base under our New Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of March 31, 2019, was approximately $425.0 million.

As of March 31, 2019, we were in compliance with all the financial (interest coverage ratio, current ratio and total leverage ratio) and other covenants associated with our New Revolving Credit Facility.

As of March 31, 2019, we had approximately $153.4 million of available borrowings under our New Revolving Credit Facility, net of $1.7 million in letters of credit. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our New Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the three months ended March 31, 2019 and 2018, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$10,800	$42,147
Net cash used in investing activities	(10,500)	(13,284)
Net cash used in financing activities	(25,128)	(29,213)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $10.8 million and $42.1 for the three months ended March 31, 2019 and 2018, respectively. Production volumes were approximately 21.5 MBoe/d and 29.0 MBoe/d for the three months ended March 31, 2019 and 2018, respectively. The average realized sales price was $33.67 per MBoe and $33.66 per MBoe for the three months ended March 31, 2019 and 2018, respectively. Lease operating expenses were $28.9 million and $29.6 million for the three months ended March 31, 2019 and 2018, respectively. Gathering, processing and transportation was $4.7 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2019 was $10.5 million, of which $10.4 million was used for additions to oil and natural gas properties. Net cash used in investing activities for the three months ended March 31, 2018 was $13.3 million, of which $13.1 million was used for additions to oil and natural gas properties.

Financing Activities. The Company had net repayments of $24.0 million related to our New Revolving Credit Facility and $29.0 million under the Emergence Credit Facility for the three months ended March 31, 2019 and 2018, respectively.

Contractual Obligations

During the three months ended March 31, 2019, there were no significant changes in our consolidated contractual obligations from those reported in our 2018 Form 10-K except for the Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of March 31, 2019, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements that will affect us, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of our business operations, we are exposed to certain risks, including commodity prices. We may enter into derivative instruments to manage or reduce market risk, but do not enter into derivative agreements for speculative purposes. We do not designate these or plan to designate future derivative instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of these instruments are recognized currently in earnings. We believe that our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2018 Form 10-K.

Commodity Price Risk

Our major market risk exposure is in the prices that we receive for our oil, natural gas and NGL production. To reduce the impact of fluctuations in commodity prices on our revenues, we periodically enter into derivative contracts with respect to a portion of our projected production through various transactions that fix the future prices we receive. It has been our practice to enter into fixed price swaps and costless collars only with lenders and their affiliates under our Emergence Credit Facility and our New Revolving Credit Facility.

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of March 31, 2019, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at March 31, 2019.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At March 31, 2019, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $0.1 million against amounts outstanding under our New Revolving Credit Facility at March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Part I, “Item 1. Financial Statements,” Note 15, “Commitments and Contingencies — Litigation and Environmental” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed elsewhere in this quarterly report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. In addition to the risk factors disclosed in our 2018 Form 10-K, we face risk factors relating to the Merger, including the following:

We may fail to complete the Merger in the anticipated time frame or at all. Our failure to complete the Merger could adversely affect the market price of our common stock and otherwise adversely affect our business, results of operations and financial condition.

The completion of the Merger is not assured and is subject to a number of conditions and risks, including conditions and risks that are outside of our control. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be so satisfied or waived. For example, holders of a majority of votes cast by Midstates stockholders at the special meeting may not vote in favor of the Stock Issuance, holders of a majority of the issued and outstanding shares of Amplify common stock may not vote in favor of the Merger or we or Midstates may fail to receive any required regulatory approvals. If any of these conditions are not satisfied or waived, we will be unable to complete the Merger.

If we fail to complete the Merger, our ongoing business may be adversely affected and we will not realize any of the anticipated benefits of the Merger. For example, our failure to complete the Merger may result in negative publicity or a negative impression of us in the investment community, which may adversely affect the market price of our common stock, and may affect our relationships with our customers, suppliers, employees and other business partners. In addition, even if we fail to complete the Merger, we will still incur certain significant costs associated with the Merger, primarily consisting of legal fees, accounting fees, financial advisory, financial printing and other related costs. Furthermore, pursuant to the Merger Agreement, if the Merger is not completed, in certain specified circumstances, we may be required to pay Midstates a termination fee in the amount of $4.5 million. Accordingly, if the Merger is not completed, or if there are significant delays in completing the Merger, the trading price of our common stock and our business, results of operations and financial condition could be adversely affected.

We are subject to business uncertainties while the Merger is pending, which could adversely affect our business, results of operations and financial condition.

While the Merger is pending, our customers, suppliers, employees and other business partners may delay or defer certain business decisions with respect to us or seek to terminate, change or renegotiate their relationships with us as a result of the Merger. Any of these developments could adversely affect our business, results of operations and financial condition, as well as the market price of our common stock, regardless of whether the Merger is completed.

In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which may adversely affect our ability to execute certain of our business strategies, including our ability to enter into contracts, acquire or dispose of assets or incur indebtedness or capital expenditures. These contractual restrictions could negatively affect our business, results of operations and financial condition while the Merger is pending.

Our stockholders will be diluted by the Merger.

Pursuant to the Merger Agreement, our stockholders will receive 0.933 shares of Midstates common stock for each share of Amplify Energy common stock that they hold. Accordingly, the Merger will dilute the ownership position of our current stockholders in the combined company. We currently estimate that our current stockholders will own approximately 50 percent of the issued and outstanding shares of Midstates immediately following the completion of the Merger.

Because the exchange ratio pursuant to the Merger Agreement is fixed, our stockholders cannot be certain of the market value of the shares of Midstates common stock that they will receive in connection with the Merger relative to the value of the shares of Amplify Energy common stock that they currently hold.

Pursuant to the Merger Agreement, our stockholders will receive 0.933 shares of Midstates common stock for each share of Amplify Energy common stock that they hold. There is no mechanism in the Merger Agreement that would adjust the number of shares of Midstates common stock that our stockholders will receive based on any decreases or increases in the trading price of shares of Midstates common stock. Accordingly, the market value of the consideration that our stockholders will receive in connection with the Merger will depend on the respective market prices of our common stock and Midstates’ common stock at the closing of the Merger.

The respective market prices of our common stock and Midstates’ common stock may be highly volatile and could fluctuate significantly for various reasons, including:

•changes in market assessments of the likelihood that the Merger will be completed;

•the nature and content of our or Midstates’ respective earnings releases, announcements or events that impact our or Midstates’ respective products, customers, competitors or markets; and

•business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions.

Furthermore, while the Merger is pending, the market price of our common stock could be negatively affected by risks and conditions that apply to Midstates, which may be different from the risks and conditions currently applicable to our business.

Even if the Merger is completed, the integration of our business with that of Midstates may be more difficult, costly or time consuming than we expect and we may fail to realize the anticipated benefits of the Merger fully or at all.

The success of the Merger will depend on our and Midstates’ ability to successfully combine and integrate our respective businesses. Even if the Merger is completed, there can be no assurance that we and Midstates will be able to successfully combine and integrate our respective businesses or otherwise realize the anticipated benefits of the Merger. The combined company may perform differently than we expect. Potential difficulties that we and Midstates may face in the integration process include: the inability to successfully integrate our respective businesses in a manner that permits the combined company to achieve the full revenue and cost savings anticipated from the transaction; complexities associated with managing a larger and more complex business; challenges integrating personnel from the two companies and the loss of key employees; potential unknown liabilities and unforeseen expenses, delays or regulatory conditions in connection with the Merger or the integration process; difficulties integrating relationships with customers, suppliers, employees and other business partners; and poorer performance at one or both of the companies as a result of the diversion of our or Midstates’ respective management’s attention in connection with the Merger or the integration process. If we experience any of these difficulties or other problems in connection the integration process, we and Midstates may fail to realize the anticipated benefits of the Merger fully or at all.

We expect to incur significant costs in connection with the Merger.

We and Midstates have incurred and we expect to continue to incur significant non-recurring transaction-related costs associated with completing the Merger, combining the operations of the two companies and achieving desired synergies. Transaction costs include legal fees, accounting fees, financial advisory, financial printing and other related costs. These costs may be substantial and, in many cases, will be borne by us whether or not the Merger is completed. We will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Even if the Merger is completed, the benefits of the Merger may not offset transaction costs or allow the combined company to achieve a net benefit in the near term, or at all.

We or Midstates may become the target of securities class action or derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our and Midstates’ respective businesses, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect our and Midstates’ respective businesses, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
(In thousands)
Common Shares Repurchased (1)
January 1, 2019 - January 31, 2019	—	n/a	—	n/a
February 1, 2019 - February 28, 2019	—	n/a	—	n/a
March 1, 2019 - March 31, 2019	88,508	$6.94	—	n/a

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

Employment Agreements

On May 1, 2019, the Company approved new compensatory arrangements for Messrs. Willsher, Smiley and Willis. On May 3, 2019, the Company entered into employment agreements with each of Messrs. Willsher, Smiley and Willis (each, an “Employment Agreement” and collectively, the “Employment Agreements”), memorializing the previously approved compensatory arrangements and setting forth terms and conditions under which each will serve as an executive officer of the Company.

Martyn Willsher

Mr. Willsher’s Employment Agreement provides Mr. Willsher with an initial base salary of $300,000 per year; an annual bonus opportunity (the “Annual Bonus”) (targeted at 75% of his annual base salary) (the “Target Bonus”); the potential to receive long-term incentive compensation awards as determined in the Board’s discretion; the right to participate in the benefit plans, programs and arrangements available to the Company’s other senior executives generally, subject to the terms and conditions of such plans, programs and arrangements; and reimbursement for his business expenses incurred during the employment term.

Upon any termination of employment with the Company, Mr. Willsher will be entitled to: (i) his accrued but unpaid base salary as of the termination date, (ii) any unreimbursed business expenses incurred through the termination date and (iii) any payments and benefits to which he may be entitled under any benefit plans, programs, or arrangements (collectively, the “Accrued Obligations”).

In the event of a termination of Mr. Willsher’s employment with the Company without “cause” (as defined below) or for “good reason” (as defined below) (each, a “Good Leaver Termination”), then in addition to the Accrued Obligations and subject to his timely execution and non-revocation of a general release of claims, and complying with the release and the restrictive covenants, Mr. Willsher will be entitled to: (i) any earned but unpaid Annual Bonus for the preceding calendar year (the “Actual Full Year Bonus”); (ii) a pro-rated Annual Bonus in respect of the calendar year of termination, with the amount determined based on actual results for such calendar year and with the pro-ration determined based on the duration of his employment with the Company during such calendar year (the “Pro-Rated Bonus”); (iii) (A) if the termination date occurs on or prior to December 11, 2019, an amount equal to Mr. Willsher’s then-current monthly base salary rate, and (B) if the termination occurs after December 11, 2019, an amount equal to 200% of his then-current monthly base salary rate, in each case, payable in accordance with the Company’s regularly scheduled payroll practices for a period of 12 months following the termination date; and (iv) up to 12 months of continued health insurance benefits under the Company group health plan (at the employee-rate), subject to his continued eligibility for COBRA coverage and terminable if he obtains other employment offering group health plan coverage.

If Mr. Willsher’s employment with the Company is terminated due to his death or “disability” (as defined in the Employment Agreement), then in addition to the Accrued Obligations, Mr. Willsher will be entitled to the Actual Full Year Bonus and the Pro-Rated Bonus.

For purposes of the Employment Agreement, the Company will have “cause” to terminate Mr. Willsher’s employment upon the occurrence of any of his: (i) conviction of a felony, or plea of guilty or nolo contendere to, any felony or any crime of moral turpitude; (ii) repeated intoxication by alcohol or drugs during the performance of his duties; (iii) embezzlement or other willful and intentional misuse of any of the funds of the Company or its direct or indirect subsidiaries, (iv) commission of a demonstrable act of fraud; (v) willful and material misrepresentation or concealment on any written reports submitted to the Company or its direct or indirect subsidiaries; (vi) material breach of the Employment Agreement; (vii) failure to follow or comply with the reasonable, material and lawful written directives of the Board; or (vii) conduct constituting his material breach of the Company’s then current code of conduct or similar written policy.

For purposes of the Employment Agreement, Mr. Willsher will have “good reason” to terminate his employment with the Company upon the occurrence of any of the following without his written consent: (i) a relocation of his principal work location to a location more than 40 miles from its then current location; (ii) a reduction in his then current base salary or Target Bonus, or both; (iii) a material breach of any provision of the Employment Agreement by the Company; or (iv) any material reduction in his title, authority, duties, responsibilities or reporting relationship from those in effect as of the Effective Date, except to the extent such reduction occurs in connection with his termination of employment for “cause” or due to his death or “disability”.

The Employment Agreement provides for a Code Section 280G “best-net” cutback, which would cause an automatic reduction in any payments or benefits Mr. Willsher would receive which constitute parachute payments within the meaning of Code Section 280G, in the event such reduction would result in Mr. Willsher receiving greater payments and benefits on an after-tax basis.

The Employment Agreement subjects Mr. Willsher to employment term and 12-month post-employment non-competition, non-solicitation and non-interference restrictive covenants, as well as assignment of invention, perpetual non-disparagement and employment term and post-employment confidentiality covenants.

Richard P. Smiley

Mr. Smiley’s Employment Agreement provides Mr. Smiley with an initial base salary of $330,000 per year; an annual bonus opportunity (targeted at 70% of his annual base salary); the potential to receive long-term incentive compensation awards as determined in the Board’s discretion; the right to participate in the benefit plans, programs and arrangements available to the Company’s other senior executives generally, subject to the terms and conditions of such plans, programs and arrangements; and reimbursement for his business expenses incurred during the employment term. The remaining terms of Mr. Smiley’s Employment Agreement are substantially similar to Mr. Willsher’s Employment Agreement discussed above.

Eric M. Willis

Mr. Willis’ Employment Agreement provides Mr. Willis with an initial base salary of $350,000 per year; an annual bonus opportunity (targeted at 65% of his annual base salary); the potential to receive long-term incentive compensation awards as determined in the Board’s discretion; the right to participate in the benefit plans, programs and arrangements available to the Company’s other senior executives generally, subject to the terms and conditions of such plans, programs and arrangements; and reimbursement for his business expenses incurred during the employment term. The remaining terms of Mr. Willis’ Employment Agreement are substantially similar to Mr. Willsher’s Employment Agreement discussed above.

The foregoing description of the Employment Agreements for each of Messrs. Willsher, Smiley and Willis are qualified in their entirety by reference to the Employment Agreements, which are attached as Exhibits 10.1, 10.2 and 10.3 to this quarterly report.

ITEM 6.	EXHIBITS.
Exhibit Number		Description
2.1	—

Agreement and Plan of Merger, dated May 5, 2019, by and among Amplify Energy Corp., Midstates Petroleum Company, Inc. and Midstates Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 6, 2019).

3.1	—

Amended and Restated Certificate of Incorporation of Amplify Energy Corp. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

3.2	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

Exhibit Number		Description
10.1*	—	Employment Agreement, dated May 3, 2019, by and between Amplify Energy Corp. and Martyn Willsher.

10.2*	—	Employment Agreement, dated May 3, 2019, by and between Amplify Energy Corp. and Richard P. Smiley.

10.3*	—	Employment Agreement, dated May 3, 2019, by and between Amplify Energy Corp. and Eric M. Willis.

10.4	—

First Amendment to Credit Agreement, dated May 5, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Amplify Energy Corp., the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 6, 2019).

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

Amplify Energy Corp.
(Registrant)

Date: May 9, 2019	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer

Date: May 9, 2019	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer