Form 10-Q
period 2019-06-30
Amplify Energy Corp
filed 2019-08-05
CIK 1521847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 22,334,010 outstanding shares of common stock, $0.0001 par value outstanding.

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
•

the uncertainty of whether and when we will be able to complete our announced merger with Midstates Petroleum Company, Inc. (“Midstates”) due to the conditions that must be satisfied or waived prior to the completion of the merger;

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

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the events or circumstances described in any forward-looking statement will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 (“2018 Form 10-K”), “Risk Factors” in our definitive proxy statement filed on June 28, 2019 and “Part II—Item 1A. Risk Factors” appearing within this report and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except outstanding shares)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18,702	$49,704
Restricted cash	325	325
Accounts receivable	22,836	29,514
Short-term derivative instruments	5,919	18,813
Prepaid expenses and other current assets	9,304	7,241
Total current assets	57,086	105,597
Property and equipment, at cost:
Oil and natural gas properties, successful efforts method	619,748	598,331
Support equipment and facilities	125,721	108,760
Other	6,831	6,625
Accumulated depreciation, depletion and impairment	(109,614)	(85,535)
Property and equipment, net	642,686	628,181
Long-term derivative instruments	7,485	2,469
Restricted investments	4,606	94,467
Operating lease - long term right-of-use asset	5,096	—
Other long-term assets	5,725	6,129
Total assets	$722,684	$836,843

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,933	$2,345
Revenues payable	22,386	24,779
Accrued liabilities (see Note 13)	31,360	23,155
Short-term derivative instruments	151	139
Total current liabilities	60,830	50,418
Long-term debt (see Note 8)	175,000	294,000
Asset retirement obligations	78,417	75,867
Long-term derivative instruments	275	—
Operating lease liability	2,986	—
Other long-term liabilities	89	—
Total liabilities	317,597	420,285
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.0001 par value: 45,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Warrants, 2,173,913 warrants issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,788	4,788
Common stock, $0.0001 par value: 300,000,000 shares authorized; 22,305,256 and 22,181,881 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	357,237	355,872
Accumulated earnings	43,059	55,895
Total stockholders' equity	405,087	416,558
Total liabilities and equity	$722,684	$836,843

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil and natural gas sales	$59,485	$90,894	$124,552	$178,741
Other revenues	47	94	135	179
Total revenues	59,532	90,988	124,687	178,920

Costs and expenses:
Lease operating expense	26,292	27,500	55,202	57,070
Gathering, processing and transportation	4,391	5,975	9,048	11,575
Exploration	6	2,988	21	3,022
Taxes other than income	3,464	5,535	7,873	10,572
Depreciation, depletion and amortization	12,913	13,619	24,079	26,577
General and administrative expense	10,566	16,863	19,874	27,520
Accretion of asset retirement obligations	1,332	1,429	2,643	3,147
(Gain) loss on commodity derivative instruments	(22,993)	35,652	9,494	46,108
(Gain) loss on sale of properties	—	(227)	—	2,146
Other, net	34	(120)	177	(120)
Total costs and expenses	36,005	109,214	128,411	187,617
Operating income (loss)	23,527	(18,226)	(3,724)	(8,697)
Other income (expense):
Interest expense, net	(4,422)	(6,287)	(8,511)	(12,059)
Other income (expense)	—	2	—	2
Total other income (expense)	(4,422)	(6,285)	(8,511)	(12,057)
Income (loss) before reorganization items, net and income taxes	19,105	(24,511)	(12,235)	(20,754)
Reorganization items, net	(464)	(768)	(651)	(1,286)
Income tax benefit (expense)	—	—	50	—
Net income (loss)	18,641	(25,279)	(12,836)	(22,040)
Net (income) loss allocated to participating restricted stockholders	(728)	—	—	—
Net income (loss) attributable to common stockholders	$17,913	$(25,279)	$(12,836)	$(22,040)

Earnings per share: (See Note 10)
Basic and diluted earnings per share	$0.80	$(1.01)	$(0.58)	$(0.88)
Weighted average common shares outstanding:
Basic and diluted	22,267	25,038	22,223	25,019

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(In thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(12,836)	$(22,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,079	26,577
(Gain) loss on derivative instruments	10,028	46,108
Cash settlements (paid) received on expired derivative instruments	(1,863)	6,903
Bad debt expense	101	—
Amortization of deferred financing costs	574	1,752
Accretion of asset retirement obligations	2,643	3,147
(Gain) loss on sale of properties	—	2,146
Share-based compensation (see Note 11)	2,922	1,512
Settlement of asset retirement obligations	(205)	(380)
Changes in operating assets and liabilities:
Accounts receivable	6,576	2,165
Prepaid expenses and other assets	(2,630)	3,120
Payables and accrued liabilities	3,823	13,265
Other	87	—
Net cash provided by operating activities	33,299	84,275
Cash flows from investing activities:
Additions to oil and gas properties	(33,232)	(38,847)
Additions to other property and equipment	(205)	(187)
Additions to restricted investments	(138)	(281)
Withdrawals of restricted investments	90,000	—
Proceeds from the sale of oil and natural gas properties, net of cash and cash equivalents sold	—	18,565
Other	—	503
Net cash provided by (used in) investing activities	56,425	(20,247)
Cash flows from financing activities:
Advances on revolving credit facilities	—	10,000
Payments on revolving credit facilities	(119,000)	(72,000)
Deferred financing costs	(169)	—
Costs incurred in conjunction with tender offer	(107)	—
Common stock repurchased and retired under the share repurchase program	(1,251)	—
Restricted units returned to plan	(199)	(509)
Other	—	—
Net cash used in financing activities	(120,726)	(62,509)
Net change in cash, cash equivalents and restricted cash	(31,002)	1,519
Cash, cash equivalents and restricted cash, beginning of period	50,029	6,392
Cash, cash equivalents and restricted cash, end of period	$19,027	$7,911

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY

(In thousands)

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2018	$3	$4,788	$355,872	$55,895	$416,558
Net income (loss)	—	—	—	(31,477)	(31,477)
Costs incurred in conjunction with tender offer	—	—	(107)	—	(107)
Share-based compensation expense	—	—	1,443	—	1,443
Common stock repurchased and retired under the share repurchase program	—	—	(920)	—	(920)
Balance at March 31, 2019	$3	$4,788	$356,288	$24,418	$385,497
Net income (loss)	—	—	—	18,641	18,641
Share-based compensation expense	—	—	1,479	—	1,479
Common stock repurchased and retired under the share repurchase program	—	—	(331)	—	(331)
Restricted shares repurchased	—	—	(199)	—	(199)
Balance at June 30, 2019	$3	$4,788	$357,237	$43,059	$405,087

	Stockholders' Equity
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2017	$3	$4,788	$387,856	$1,286	$393,933
Net income (loss)	—	—	—	3,239	3,239
Share-based compensation expense	—	—	1,176	—	1,176
Restricted shares repurchased	—	—	(208)	—	(208)
Balance at March 31, 2018	$3	$4,788	$388,824	$4,525	$398,140
Net income (loss)	—	—	—	(25,279)	(25,279)
Share-based compensation expense	—	—	336	—	336
Restricted shares repurchased	—	—	(301)	—	(301)
Balance at June 30, 2018	$3	$4,788	$388,859	$(20,754)	$372,896

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

General

When referring to Amplify Energy Corp. (“Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended.

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

The following table summarizes the components of reorganization items, net included in the accompanying Unaudited Condensed Statements of Consolidated Operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Professional fees	(319)	(210)	(345)	(625)
Other	(145)	(558)	(306)	(661)
Reorganization items, net	$(464)	$(768)	$(651)	$(1,286)

Lease Recognition

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for leases. The FASB retained a dual model, requiring leases to be classified as either direct financing or operating leases. The classification will be based on criteria that are similar to the current lease accounting treatment. The Company is the lessee under various agreements for office space, compressors, equipment, vehicles and surface rentals (right of use assets) that are currently accounted for as operating leases.

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

New Accounting Pronouncements

Financial Instruments — Credit Losses. In May 2019 the FASB issued an accounting standards update to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for certain financial assets upon the adoption. The fair value option election does not apply to held-to-maturity debt securities. The new guidance is effective for annual period beginning after December 15, 2019, and interim periods within those annual period. The Company notes that the impact of this guidance will not be material to the Company’s financial statements and related disclosures.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Oil and natural gas revenues are recorded using the sales method. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. An asset or a liability is recognized to the extent there is an imbalance in excess of the proportionate share of the remaining recoverable reserves on the underlying properties. No significant imbalances existed at June 30, 2019.

Disaggregation of Revenue

We have identified three material revenue streams in our business: oil, natural gas and NGLs. The following table present our revenues disaggregated by revenue stream.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Oil	$41,685	$58,540	$81,742	$113,267
NGLs	5,336	10,931	11,201	21,877
Natural gas	12,464	21,423	31,609	43,597
Oil and natural gas sales	$59,485	$90,894	$124,552	$178,741

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $21.2 million at June 30, 2019 and $25.0 million at December 31, 2018.

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

Note 4. Acquisitions and Divestitures

Acquisition and Divestiture Related Expenses

Acquisition and divestiture related expenses for both related party and third party transactions are included in general and administrative expense in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods indicated below (in thousands):

For the Three Months Ended		For the Six Months Ended
June 30,		June 30,
2019	2018	2019	2018
$3,458	$679	$3,822	$887

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Midstates Merger

On May 5, 2019, the Company, Midstates Petroleum Company, Inc. (“Midstates”) and Midstates Holdings, Inc., a direct, wholly owned subsidiary of Midstates (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, in an all-stock transaction, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Midstates (the “Merger”). At the effective time of the Merger, each share of Amplify Energy common stock issued and outstanding immediately prior to the effective time (other than excluded shares) will be cancelled and converted into the right to receive 0.933 shares of Midstates common stock, par value $0.01 per share. Following the closing of the Merger, current Amplify Energy and Midstates stockholders will each own approximately 50% of the outstanding stock of the combined company.

Completion of the Merger is subject to the terms and conditions set forth in the Merger Agreement, including holders of a majority of votes cast by Midstates stockholders at the special meeting voting in favor of the issuance of shares of Midstates common stock to stockholders of Amplify Energy, holders of a majority of the issued and outstanding shares of Amplify common stock voting in favor of the Merger Agreement, effectiveness of the registration statement on Form S-4 filed by Midstates having been declared by the SEC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, authorization for listing of shares of Midstates common stock to be issued in the Merger on the New York Stock Exchange. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is expected to close on August 6, 2019.

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

The carrying values of accounts receivables, accounts payables (including accrued liabilities), restricted investments and amounts outstanding under long-term debt agreements with variable rates included in the accompanying Unaudited Condensed Consolidated Balance Sheets approximated fair value at June 30, 2019 and December 31, 2018. The fair value estimates are based upon observable market data and are classified within Level 2 of the fair value hierarchy. These assets and liabilities are not presented in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair market values of the derivative financial instruments reflected on the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 were based on estimated forward commodity prices. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 for each of the fair value hierarchy levels:

	Fair Value Measurements at June 30, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$21,045	$—	$21,045
Interest rate derivatives	—	13	—	13
Total assets	$—	$21,058	$—	$21,058

Liabilities:
Commodity derivatives	$—	$7,488	$—	$7,488
Interest rate derivatives	—	592	—	592
Total liabilities	$—	$8,080	$—	$8,080

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Market	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Assets:
Commodity derivatives	$—	$25,515	$—	$25,515

Liabilities:
Commodity derivatives	$—	$4,372	$—	$4,372

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

•	No impairments were recognized during the three or six months ended June 30, 2019 and 2018, respectively.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain inherent business risks are associated with commodity derivative contracts, including market risk and credit risk. Market risk is the risk that the price of natural gas or oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the counterparty to a contract. It is our policy to enter into derivative contracts, only with creditworthy counterparties, which generally are financial institutions, deemed by management as competent and competitive market makers. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with creditworthy counterparties that are generally large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2019, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $13.0 million against amounts outstanding under our New Revolving Credit Facility (as defined below) at June 30, 2019. See Note 8 for additional information regarding our Emergence Credit Facility and our New Revolving Credit Facility (as defined below).

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

At June 30, 2019, we had the following open commodity positions:

	Remaining
	2019	2020	2021	2022
Natural Gas Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (MMBtu)	1,490,000	150,000	187,500	—
Weighted-average fixed price	$2.85	$2.65	$2.56	$—

Collar contracts:
Average monthly volume (MMBtu)	—	520,000	162,500	—
Weighted-average floor price	—	$2.64	$2.58	—
Weighted-average ceiling price	$—	$2.96	$2.84	$—

Crude Oil Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	135,000	153,050	116,250	30,000
Weighted-average fixed price	$53.49	$57.54	$56.05	$55.32

Collar contracts:
Average monthly volume (Bbls)	76,000	14,300	—	—
Weighted-average floor price	$55.00	$55.00	$—	$—
Weighted-average ceiling price	$63.85	$62.10	$—	$—

NGL Derivative Contracts:
Fixed price swap contracts:
Average monthly volume (Bbls)	72,000	65,425	22,800	—
Weighted-average fixed price	$29.96	$28.84	$27.48	$—

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps

Periodically, we enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates such as those in our credit agreement to fixed interest rates. At June 30, 2019, we had the following interest rate swap open positions:

	Remaining
	2019	2020	2021
Average Monthly Notional (in thousands)	$50,000	$50,000	$50,000
Weighted-average fixed rate	2.109%	2.109%	2.109%
Floating rate	1 Month LIBOR	1 Month LIBOR	1 Month LIBOR

Balance Sheet Presentation

The following table summarizes both: (i) the gross fair value of derivative instruments by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the balance sheet and (ii) the net recorded fair value as reflected on the balance sheet at June 30, 2019 and December 31, 2018. There was no cash collateral received or pledged associated with our derivative instruments since most of the counterparties, or certain of their affiliates, to our derivative contracts are lenders under our credit agreement.

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
		June 30,	June 30,	December 31,	December 31,
Type	Balance Sheet Location	2019	2019	2018	2018
		(In thousands)
Commodity contracts	Short-term derivative instruments	$12,317	$6,415	$21,217	$2,543
Interest rate swaps	Short-term derivative instruments	13	147	—	—
Gross fair value		12,330	6,562	21,217	2,543
Netting arrangements		(6,411)	(6,411)	(2,404)	(2,404)
Net recorded fair value	Short-term derivative instruments	$5,919	$151	$18,813	$139

Commodity contracts	Long-term derivative instruments	$8,728	$1,073	$4,298	$1,829
Interest rate swaps	Long-term derivative instruments	—	445	—	—
Gross fair value		8,728	1,518	4,298	1,829
Netting arrangements		(1,243)	(1,243)	(1,829)	(1,829)
Net recorded fair value	Long-term derivative instruments	$7,485	$275	$2,469	$—

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

		For the Three Months Ended		For the Six Months Ended
	Statements of	June 30,		June 30,
	Operations Location	2019	2018	2019	2018
Commodity derivative contracts	(Gain) loss on commodity derivatives	$(22,993)	$35,652	$9,494	$46,108
Interest rate derivatives	Interest expense, net	627	—	534	—

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2019 (in thousands):

Asset retirement obligations at beginning of period	$76,344
Liabilities added from acquisition or drilling	37
Liabilities settled	(205)
Accretion expense	2,643
Revision of estimates	75
Asset retirement obligation at end of period	78,894
Less: Current portion	(477)
Asset retirement obligations - long-term portion	$78,417

Note 8. Long-Term Debt

The following table presents our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2019	2018
	(In thousands)
$425.0 million New Revolving Credit Facility, variable-rate, due November 2023 (1)	$175,000	$294,000
Long-term debt	$175,000	$294,000

(1)	The carrying amount of our New Revolving Credit Facility approximates fair value because the interest rates are variable and reflective of market rates.

New Revolving Credit Facility

Amplify Energy Operating LLC, our wholly owned subsidiary (“OLLC”), is a party to a reserve-based revolving credit facility (the “New Revolving Credit Facility”), subject to a borrowing base of $425.0 million as of June 30, 2019, which is guaranteed by us and all of our current subsidiaries.

On June 24, 2019, as discussed in Note 15, the Company received the release of $90.0 million from the Beta decommissioning trust account and used the proceeds to reduce amounts outstanding under our New Revolving Credit Facility.

Our borrowing base under our New Revolving Credit Facility is subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts.

First Amendment to New Revolving Credit Facility

On May 5, 2019, OLLC entered into the First Amendment to Credit Agreement, among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “First Amendment”).

The First Amendment amends the New Revolving Credit Facility to, among other things, (i) modify certain defined terms in connection with the completion of the transactions contemplated by the Merger Agreement, including the Merger; (ii) allow certain structural changes for tax planning activities; and (iii) modify certain covenants in the New Revolving Credit Facility that restrict Amplify Energy’s ability to take certain actions or engage in certain business such that, once the First Amendment is effective, the occurrence of such actions or business in connection with the Merger Agreement or completion of the transactions contemplated thereby, including the Merger, will not be so restricted.

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

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events. On July 16, 2019, OLLC entered into the Second Amendment to Credit Agreement (the “Second Amendment”), among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Administrative Agent”).

The Second Amendment amends the New Revolving Credit Facility in connection with the completion of the Merger, following which Midstates may contribute, through a series of transactions, the equity interests it holds in Midstates Petroleum Company, LLC, a Delaware limited liability company, to the Borrower (the “Contribution”), to, among other things, (i) provide that if the Merger and the Contribution are not consummated on or prior to August 31, 2019, the Administrative Agent and the lenders have the right (but not the obligation) to redetermine the borrowing base on or after September 1, 2019 and (ii) amend certain other provisions of the New Revolving Credit Facility.

Emergence Credit Facility

At June 30, 2018, OLLC, was a party to a $1.0 billion revolving credit facility (our “Emergence Credit Facility”) which was guaranteed by us and all of our current subsidiaries.

On November 2, 2018, in connection with entry into our New Revolving Credit Facility, the Emergence Credit Facility was terminated and repaid in full.

Weighted-Average Interest Rates

The following table presents the weighted-average interest rates paid, excluding commitment fees, on our consolidated variable-rate debt obligations for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
New Revolving Credit Facility	5.00%	n/a	5.04%	n/a
Emergence Credit Facility	n/a	5.80%	n/a	5.64%

Letters of Credit

At June 30, 2019, we had $1.7 million of letters of credit outstanding, primarily related to operations at our Wyoming properties.

Unamortized Deferred Financing Costs

Unamortized deferred financing costs associated with our New Revolving Credit Facility was $4.6 million at June 30, 2019. At June 30, 2019, the unamortized deferred financing costs are amortized over the remaining life of our New Revolving Credit Facility.

Note 9. Equity (Deficit)

Common Stock

The Company’s authorized capital stock includes 300,000,000 shares of common stock, $0.0001 par value per share. The following is a summary of the changes in our common stock issued for the six months ended June 30, 2019:

Common
Shares
Balance, December 31, 2018	22,181,881
Issuance of common stock	—
Restricted stock units vested	412,938
Repurchase of common shares	(120,163)
Common stock repurchased and retired under share repurchase program	(169,400)
Balance, June 30, 2019	22,305,256

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

Share Repurchase Program

On December 21, 2018, the Company’s board of directors authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock, with repurchases beginning on January 9, 2019. During the six months ended June 30, 2019, the Company repurchased 169,400 shares of common stock at an average price of $7.35 for a total cost of approximately $1.3 million. On April 18, 2019, in anticipation of the Merger, the Company terminated the repurchase program.

Note 10. Earnings per Share

The following sets forth the calculation of earnings (loss) per share, or EPS, for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$18,641	$(25,279)	$(12,836)	$(22,040)
Less: Net income allocated to participating restricted stockholders	728	—	—	—
Basic and diluted earnings available to common stockholders	$17,913	$(25,279)	$(12,836)	$(22,040)

Common shares/units:
Common shares outstanding — basic	22,267	25,038	22,223	25,019
Dilutive effect of potential common shares	—	—	—	—
Common shares outstanding — diluted	22,267	25,038	22,223	25,019

Net earnings per share:
Basic	$0.80	$(1.01)	$(0.58)	$(0.88)
Diluted	$0.80	$(1.01)	$(0.58)	$(0.88)
Antidilutive stock options (1)	—	135	—	135
Antidilutive warrants (2)	2,174	2,174	2,174	2,174

(1)	Amount represents options to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.
(2)	Amount represents warrants to purchase common stock that are excluded from the diluted net earnings per share calculations because of their antidilutive effect.

Note 11. Long-Term Incentive Plans

In May 2017, the Company implemented the Management Incentive Plan (the “MIP”). At June 30, 2019, an aggregate of 2,322,404 shares of the Company’s common stock are reserved for issuance under the MIP.

Restricted Stock Units

Restricted Stock Units with Service Vesting Condition

The restricted stock units with service vesting conditions (“TSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with the TSUs was $4.1 million at June 30, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.8 years.

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding the TSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
TSUs outstanding at December 31, 2018	598,024	$11.35
Granted (2)	281,085	$6.92
Forfeited	(38,151)	$11.13
Vested	(391,321)	$8.66
TSUs outstanding at June 30, 2019	449,637	$10.94

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of TSUs issued for the six months ended June 30, 2019 was $1.9 million based on a grant date market price ranging from $6.90 to $8.70 per share.

Restricted Stock Units with Market and Service Vesting Conditions

The restricted stock units with market and service vesting conditions (“PSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a graded-vesting basis. As such, the Company recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award were, in substance, multiple awards. The Company accounts for forfeitures as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost related to the PSUs was $0.9 million at June 30, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 1.3 years.

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

A Monte Carlo simulation was used in order to determine the fair value of these awards at the grant date.

The assumptions used to estimate the fair value of the PSUs are as follows:

Share price targets	$12.50	$15.00	$17.50

Risk-free interest rate:
Awards Issued on January 1, 2019	2.44%	2.44%	2.44%
Awards Issued on April 1, 2019	2.28%	2.28%	2.28%

Dividend yield	—	—	—

Expected volatility:
Awards Issued on January 1, 2019	54.0%	54.0%	54.0%
Awards Issued on April 1, 2019	50.0%	50.0%	50.0%

Calculated fair value per PSU:
Awards Issued on January 1, 2019	$6.76	$5.86	$5.11
Awards Issued on April 1, 2019	$4.22	$3.43	$2.80

The following table summarizes information regarding the PSUs granted under the MIP for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
PSUs outstanding at December 31, 2018	393,500	$8.14
Granted (2)	11,500	$5.12
Forfeited	(22,750)	$7.59
Vested	—	$—
PSUs outstanding at June 30, 2019	382,250	$8.08

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of PSUs issued for the six months ended June 30, 2019 was less than $0.1 million based on a calculated fair value price ranging from $2.80 to $6.76 per share.

2017 Non-Employee Directors Compensation Plan

In June 2017, the Company implemented the 2017 Non-Employee Directors Compensation Plan (“Directors Compensation Plan”) to attract and retain services of experienced non-employee directors of the Company or its subsidiaries. An aggregate of 200,000 shares of the Company’s common stock are reserved for issuance under the Directors Compensation Plan.

The restricted stock units with a service vesting condition (“Board RSUs”) are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur. Compensation costs are recorded as general and administrative expense. The unrecognized cost associated with restricted stock unit awards was $0.5 million at June 30, 2019. We expect to recognize the unrecognized compensation cost for these awards over a weighted-average period of approximately 2.3 years.

The following table summarizes information regarding the Board RSUs granted under the Directors Compensation Plan for the period presented:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Board RSUs outstanding at December 31, 2018	39,604	$11.36
Granted (2)	42,933	$6.95
Forfeited	—	$—
Vested	(21,617)	$11.57
Board RSUs outstanding at June 30, 2019	60,920	$8.18

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)	The aggregate grant date fair value of Board RSUs issued for the six months ended June 30, 2019 was $0.3 million based on grant date market price of $6.95 per share.

Compensation Expense

The following table summarizes the amount of recognized compensation expense associated with the MIP and Directors Compensation Plan, which are reflected in the accompanying Unaudited Condensed Statements of Consolidated Operations for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity classified awards
TSUs	$532	$(837)	$1,202	$111
PSUs	309	251	705	251
Board RSUs	50	35	162	54
Restricted stock options	—	(134)	—	75
	$891	$(685)	$2,069	$491

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the quarter ended June 30, 2019, our leases qualify as operating leases and we did not have any existing or new leases qualifying as financing leases. We have leases for office space and equipment in our corporate office and operating regions as well as vehicles, compressors and surface rentals related to our business operations. In addition, we have offshore Southern California pipeline right-of-way use agreements. Most of our leases, other than our corporate office lease, have an initial term and may be extended on a month-to-month basis after expiration of the initial term. Most of our leases can be terminated with 30-day prior written notice. The majority of our month-to-month leases are not included as a lease liability in our balance sheet under ASC 842 because continuation of the lease is not reasonably certain. Additionally, the Company elected the short-term practical expedient to exclude leases with a term of twelve months or less.

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

The following table presents the Company’s right-of-use assets and lease liabilities as of June 30, 2019.

June 30,
2019
(In thousands)
Right-of-use asset	$5,096

Lease liabilities:
Current lease liability	2,126
Long-term lease liability	2,986
Total lease liability	$5,112

The following table reflects the Company’s maturity analysis of the minimum lease payment obligations under non-cancelable operating leases with a remaining term in excess of one year (in thousands):

	Office lease	Leased vehicles and office equipment	Total
Remaining 2019	$1,540	$586	$2,126
2020	1,567	536	2,103
2021	924	283	1,207
2022 and thereafter	—	—	—
Total lease payments	$4,031	$1,405	$5,436
Less: interest	$260	$64	$324
Present value of lease liabilities	$3,771	$1,341	$5,112

The following is a schedule of the Company’s future contractual payment for operating leases prepared in accordance with accounting standards prior to the adoption of ASC 842, as of December 31, 2018 (in thousands):

		Payment or Settlement Due by Period
Operating leases	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$11,846	$5,893	$2,072	$2,109	$337	$205	$1,230

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease terms and discount rate for all of our operating leases were as follow as of June 30, 2019:

June 30,
2019
Weighted average remaining lease term (years):
Corporate office	1.91
Vehicles	0.49
Office equipment	0.10
Weighted average discount rate:
Corporate office	3.72%
Vehicles	0.77%
Office equipment	0.19%

We have instituted internal controls going forward to monitor and evaluate new leases for appropriate accounting under the new guidance.

Note 13. Supplemental Disclosures to the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows

Accrued Liabilities

Current accrued liabilities consisted of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018
Accrued lease operating expense	$9,831	$10,469
Accrued capital expenditures	8,816	4,349
Accrued general and administrative expense	4,972	4,393
Accrued interest payable	3,435	2,476
Operating lease liability	2,126	—
Accrued ad valorem tax	1,682	729
Asset retirement obligations	477	477
Other	21	262
Accrued liabilities	$31,360	$23,155

Cash and Cash Equivalents Reconciliation

The following table provides a reconciliation of cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash on the Unaudited Condensed Statements of Consolidated Cash Flows (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$18,702	$49,704
Restricted cash	325	325
Total cash, cash equivalents and restricted cash	$19,027	$50,029

Supplemental Cash Flows

Supplemental cash flows for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Supplemental cash flows:
Cash paid for interest, net of amounts capitalized	$5,861	$10,815
Cash paid for reorganization items, net	650	1,522
Noncash investing and financing activities:
Increase (decrease) in capital expenditures in payables and accrued liabilities	(5,034)	(446)
(Increase) decrease in accounts receivable/payable related to divestiture	—	(206)

AMPLIFY ENERGY CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

Related Party Agreements

There have been no transactions in excess of $120,000 between us and any related person in which the related person had a direct or indirect material interest for the three and six months ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019 and December 31, 2018, we had no environmental reserves recorded on our Unaudited Condensed Consolidated Balance Sheet.

Supplemental Bond for Decommissioning Liabilities Trust Agreement

Beta Operating Company, LLC (“Beta”), has an obligation with the BOEM in connection with its 2009 acquisition of our properties in federal waters offshore Southern California. The Company had previously supported this obligation with $71.3 million of A-rated surety bonds and $90.2 million of cash, but $90.0 million of cash was released to the Company on June 24, 2019. Following the release, Beta’s decommissioning obligations remain fully supported by $161.3 million in A-rated surety bonds and $0.3 million in cash.

Note 16. Income Taxes

The Company had no income tax benefit/(expense) for the three months ended June 30, 2019 and had less than $0.1 million income tax benefit/(expense) for the six months ended June 30, 2019, and no income tax benefit/(expense) for the three and six months ended June 30, 2018. The Company’s effective tax rate was 0.0% and 0.4% for the three and six months ended June 30, 2019, respectively, and 0.0% for the three and six months ended June 30, 2018, respectively. The effective tax rates for the three and six months ended June 30, 2019 and 2018 are different from the statutory U.S. federal income tax rate primarily due to our recorded valuation allowances.

Note 17. Subsequent Events

Second Amendment to New Revolving Credit Facility

See Note 8 for additional information regarding the Second Amendment to New Revolving Credit Facility.

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

References

When referring to Amplify Energy Corp. (also referred to as “Amplify Energy,” or the “Company”), the intent is to refer to Amplify Energy, a Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Amplify Energy is the successor reporting company of Memorial Production Partners LP pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Recent Developments

Second Amendment to New Revolving Credit Facility

On July 16, 2019, Amplify Energy Operating LLC (“OLLC”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), among OLLC, Amplify Acquisitionco Inc., Amplify Energy, the guarantors party thereto, the lenders party thereto and Bank of Montreal, as administrative agent (the “Administrative Agent”).

The Second Amendment amends the parties’ existing Credit Agreement, dated as of November 2, 2018 (the “New Revolving Credit Facility”) in connection with the completion of the Merger, following which Midstates may contribute, through a series of transactions, the equity interests it holds in Midstates Petroleum Company, LLC, a Delaware limited liability company, to the Borrower (the “Contribution”), to, among other things, (i) provide that if the Merger and the Contribution are not consummated on or prior to August 31, 2019, the Administrative Agent and the lenders have the right (but not the obligation) to redetermine the borrowing base on or after September 1, 2019 and (ii) amend certain other provisions of the New Revolving Credit Facility.

Beta Decommissioning Trust Account

On June 24, 2019, the Company received the release of $90.0 million from the Beta decommissioning trust account. Following the release Beta’s decommissioning obligations remain fully supported by A-rated surety bonds.

Proposed Midstates Merger

On May 5, 2019, the Company, Midstates Petroleum Company, Inc. (“Midstates”) and Midstates Holdings, Inc., a direct, wholly owned subsidiary of Midstates (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, in an all-stock transaction, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Midstates (the “Merger”). At the effective time of the Merger, each share of Amplify Energy common stock issued and outstanding immediately prior to the effective time (other than excluded shares) will be cancelled and converted into the right to receive 0.933 shares of Midstates common stock, par value $0.01 per share. Following the closing of the Merger, current Amplify Energy and Midstates stockholders will each own approximately 50% of the outstanding stock of the combined company and the combined company will continue to operate under the Amplify brand.

Completion of the Merger is subject to the terms and conditions set forth in the Merger Agreement, including holders of a majority of votes cast by Midstates stockholders at the special meeting voting in favor of the issuance of  shares of Midstates common stock to stockholders of Amplify Energy, holders of a majority of the issued and outstanding shares of Amplify common stock voting in favor of the Merger Agreement, effectiveness of the registration statement on Form S-4 filed by Midstates having been declared by the SEC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, authorization for listing of shares of Midstates common stock to be issued in the Merger on the New York Stock Exchange. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is expected to close on August 6, 2019.

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

The results of operations for the three and six months ended June 30, 2019 and 2018 have been derived from our consolidated financial statements.

The following table summarizes certain of the results of operations for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ In thousands)
Oil and natural gas sales	$59,485	$90,894	$124,552	$178,741
Lease operating expense	26,292	27,500	55,202	57,070
Gathering, processing and transportation	4,391	5,975	9,048	11,575
Exploration expense	6	2,988	21	3,022
Taxes other than income	3,464	5,535	7,873	10,572
Depreciation, depletion and amortization	12,913	13,619	24,079	26,577
General and administrative expense	10,566	16,863	19,874	27,520
Accretion of asset retirement obligations	1,332	1,429	2,643	3,147
(Gain) loss on commodity derivative instruments	(22,993)	35,652	9,494	46,108
(Gain) loss on sale of properties	—	(227)	—	2,146
Interest expense, net	(4,422)	(6,287)	(8,511)	(12,059)
Reorganization items, net	(464)	(768)	(651)	(1,286)
Income tax benefit (expense)	—	—	50	—
Net income (loss)	18,641	(25,279)	(12,836)	(22,040)

Oil and natural gas revenue:
Oil sales	$41,685	$58,540	$81,742	$113,267
NGL sales	5,336	10,931	11,201	21,877
Natural gas sales	12,464	21,423	31,609	43,597
Total oil and natural gas revenue	$59,485	$90,894	$124,552	$178,741

Production volumes:
Oil (MBbls)	696	892	1,448	1,795
NGLs (MBbls)	258	391	524	803
Natural gas (MMcf)	5,803	7,665	11,293	15,441
Total (MBoe)	1,921	2,561	3,854	5,172
Average net production (MBoe/d)	21.1	28.1	21.3	28.6

Average sales price:
Oil (per Bbl)	$59.85	$65.57	$56.44	$63.10
NGL (per Bbl)	20.65	27.95	21.38	27.24
Natural gas (per Mcf)	2.15	2.79	2.80	2.82
Total (per Boe)	$30.95	$35.50	$32.32	$34.56

Average unit costs per Boe:
Lease operating expense	$13.69	$10.74	$14.32	$11.04
Gathering, processing and transportation	2.29	2.33	2.35	2.24
Taxes other than income	1.80	2.16	2.04	2.04
General and administrative expense	5.50	6.59	5.16	5.32
Depletion, depreciation and amortization	6.72	5.32	6.25	5.14

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

Net income of $18.6 million and net loss of $25.3 million were recorded for the three months ended June 30, 2019 and 2018, respectively.

Oil, natural gas and NGL revenues were $59.5 million and $90.9 million for the three months ended June 30, 2019 and 2018, respectively. Average net production volumes were approximately 21.1 MBoe/d and 28.1 MBoe/d for the three months ended June 30, 2019 and 2018, respectively. The change in production volumes was primarily due to the natural decline of wells, decreased drilling activity and the divestiture of certain non-core assets located in South Texas (the “South Texas Divestiture”). The average realized sales price was $30.95 per Boe and $35.50 per Boe for the three months ended June 30, 2019 and 2018, respectively.

Lease operating expense was $26.3 million and $27.5 million for the three months ended June 30, 2019 and 2018, respectively. The change in lease operating expense was primarily related to lower production. On a per Boe basis, lease operating expense was $13.69 and $10.74 for the three months ended June 30, 2019 and 2018, respectively.

Gathering, processing and transportation was $4.4 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively. The change in gathering, processing and transportation was primarily the result of lower production. On a per Boe basis, gathering, processing and transportation was $2.29 and $2.33 for the three months ended June 30, 2019 and 2018, respectively.

Exploration expense was less than $0.1 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively. The change in exploration expense was primarily due to a $2.9 million expense associated with the early termination of a rig contract in East Texas during 2018.

Taxes other than income was $3.5 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively. On a per Boe basis, taxes other than income were $1.80 and $2.16 for the three months ended June 30, 2019 and 2018, respectively. The change in taxes other than income on a per MBoe basis was primarily due to a decrease in commodity prices.

DD&A expense was $12.9 million and $13.6 million for the three months ended June 30, 2019 and 2018, respectively. The change in DD&A expense was primarily due to a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018. The South Texas Divestiture assets were accounted for as assets held for sale for the period from June 30, 2018 through the closing date.

General and administrative expense was $10.6 million and $16.9 million for the three months ended June 30, 2019 and 2018, respectively. General and administrative expense for the three months ended June 30, 2019 included $3.5 million of acquisition costs. General and administrative expense for the three months ended June 30, 2018, included $7.7 million in severance payments to certain departing executives. Non-cash share-based compensation expense was $1.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. The three-month period ended June 30, 2018, included $1.7 million reduction in non-cash share-based compensation related to the impact of management separation and retirement agreements for certain departing executives.

Net gains on commodity derivative instruments of $23.0 million were recognized for the three months ended June 30, 2019, consisting of $23.6 million increase in the fair value of open positions and offset by $0.6 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $35.7 million were recognized for the three months ended June 30, 2018, consisting of $2.0 million of cash settlement receipts on expired positions offset by a $37.7 million decrease in the fair value of open positions.

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

Interest expense, net was $4.4 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively. The change in interest expense is primarily due to a $1.5 million reduction in interest expense due to lower outstanding borrowings for the three months ended June 30, 2019. In addition we had gains of interest rate swaps of approximately $0.6 million and net change of $0.9 million in the amortization and write-off of deferred financing fees.

Average outstanding borrowings under our New Revolving Credit Facility were $259.3 million for the three months ended June 30, 2019. Average outstanding borrowings under our Emergence Credit Facility were $334.2 million for the three months ended June 30, 2018.

Reorganization items, net represents costs and income directly associated with the Company’s Chapter 11 proceedings since January 16, 2017, the petition date, such as advisor and professional fees. The Company incurred $0.5 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

Net losses of $12.8 million and $22.0 million were recorded for the six months ended June 30, 2019 and 2018, respectively.

Oil, natural gas and NGL revenues were $124.6 million and $178.7 million for the six months ended June 30, 2019 and 2018, respectively. Average net production volumes were approximately 21.3 MBoe/d and 28.6 MBoe/d for the six months ended June 30, 2019 and 2018, respectively. The change in production volumes was primarily due to the natural decline of wells, decreased drilling activity and the divestiture of certain non-core assets located in South Texas (the “South Texas Divestiture”). The average realized sales price was $32.32 per Boe and $34.56 per Boe for the six months ended June 30, 2019 and 2018, respectively.

Lease operating expense was $55.2 million and $57.1 million for the six months ended June 30, 2019 and 2018, respectively. The change in lease operating expense was primarily related to lower production. On a per Boe basis, lease operating expense was $14.32 and $11.04 for the six months ended June 30, 2019 and 2018, respectively.

Gathering, processing and transportation was $9.0 million and $11.6 million for the six months ended June 30, 2019 and 2018, respectively. The change in gathering, processing and transportation was primarily the result of lower production. On a per Boe basis, gathering, processing and transportation was $2.35 and $2.24 for the six months ended June 30, 2019 and 2018, respectively.

Exploration expense was less than $0.1 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. The change in exploration expense was primarily due to a $2.9 million expense associated with the early termination of a rig contract in East Texas during 2018.

Taxes other than income was $7.9 million and $10.6 million for the six months ended June 30, 2019 and 2018, respectively. On a per Boe basis, taxes other than income were $2.04 for the six months ended June 30, 2019 and 2018, respectively.

DD&A expense was $24.1 million and $26.6 million for the six months ended June 30, 2019 and 2018, respectively. The change in DD&A expense was primarily due to a decrease in production volumes and the South Texas Divestiture, which closed on May 30, 2018. The South Texas Divestiture assets were accounted for as assets held for sale for the period from June 30, 2018 through the closing date.

General and administrative expense was $19.9 million and $27.5 million for the six months ended June 30, 2019 and 2018, respectively. General and administrative expense for the six months ended June 30, 2019 included $3.8 million of acquisition cost. Non-cash share-based compensation expense was $3.3 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. General and administrative expense includes $7.7 million in severance payments to departing executives during the six months ended June 30, 2018.

Net losses on commodity derivative instruments of $9.5 million were recognized for the six months ended June 30, 2019, consisting of $7.6 million decrease in the fair value of open positions and $1.9 million of cash settlements paid on expired positions. Net losses on commodity derivative instruments of $46.1 million were recognized for the six months ended June 30, 2018, consisting of $6.9 million of cash settlement receipts on expired positions offset by a $53.0 million decrease in the fair value of open positions.

Interest expense, net was $8.5 million and $12.1 million for the six months ended June 30, 2019 and 2018, respectively. The change in interest expense is primarily due to a $2.8 million reduction in interest expense due to lower outstanding borrowings for the six months ended June 30, 2019. In addition we had gains of interest rate swaps of approximately $0.5 million and net change of $1.2 million in the amortization and write-off of deferred financing fees.

Average outstanding borrowings under our New Revolving Credit Facility were $268.6 million for the six months ended June 30, 2019. Average outstanding borrowings under our Emergence Credit Facility were $349.1 million for the six months ended June 30, 2018.

Reorganization items, net represents costs and income directly associated with the Company’s Chapter 11 proceedings since January 16, 2017, the petition date, such as advisor and professional fees. The Company incurred $0.7 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$18,641	$(25,279)	$(12,836)	$(22,040)
Interest expense, net	4,422	6,287	8,511	12,059
Income tax expense (benefit)	—	—	(50)	—
DD&A	12,913	13,619	24,079	26,577
Accretion of AROs	1,332	1,429	2,643	3,147
(Gains) losses on commodity derivative instruments	(22,993)	35,652	9,494	46,108
Cash settlements received (paid) on expired commodity derivative instruments	(631)	2,027	(1,908)	6,903
(Gain) loss on sale of properties	—	(227)	—	2,146
Acquisition and divestiture related expenses	3,458	679	3,822	887
Share-based compensation expense	1,375	336	3,311	1,512
Exploration costs	6	2,988	21	3,022
(Gain) loss on settlement of AROs	34	(110)	177	(110)
Bad debt expense	—	—	101	—
Reorganization items, net	464	768	651	1,286
Severance payments	50	7,709	89	7,709
Other	—	(105)	—	(105)
Adjusted EBITDA	$19,071	$45,773	$38,105	$89,101

Reconciliation of Adjusted EBITDA to Net Cash from Operating Activities

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$22,499	$42,128	$33,299	$84,275
Changes in working capital	(10,862)	(13,740)	(7,856)	(18,550)
Interest expense, net	4,422	6,287	8,511	12,059
Gain (loss) on interest rate swaps	(578)	—	(484)	—
Cash settlements paid (received) on interest rate swaps	(45)	—	(45)	—
Amortization and write-off of deferred financing fees	(266)	(1,211)	(574)	(1,752)
Acquisition and divestiture related expenses	3,458	679	3,822	887
Income tax expense (benefit) - current portion	—	—	(50)	—
Exploration costs	6	2,988	21	3,022
Plugging and abandonment cost	77	270	382	270
Reorganization items, net	464	768	651	1,286
Severance payments	50	7,709	89	7,709
Other	(154)	(105)	339	(105)
Adjusted EBITDA	$19,071	$45,773	$38,105	$89,101

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

Hedging. Commodity hedging has been and remains an important part of our strategy to reduce cash flow volatility. Our hedging activities are intended to support oil, NGL, and natural gas prices at targeted levels and to manage our exposure to commodity price fluctuations. We intend to enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering at least 25% - 50% of our estimated production from total proved developed producing reserves over a one-to-three year period at any given point of time to satisfy the hedging covenants in our New Revolving Credit Facility and pursuant to our internal policies. We may, however, from time to time, hedge more or less than this approximate amount. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes when circumstances suggest that it is prudent to do so. The current market conditions may also impact our ability to enter into future commodity derivative contracts. For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2019, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Counterparty and Customer Credit Risk.”

We evaluate counterparty risks related to our commodity derivative contracts and trade credit. Should any of these financial counterparties not perform, we may not realize the benefit of some of our hedges under lower commodity prices. We sell our oil and natural gas to a variety of purchasers. Non-performance by a customer could also result in losses.

Capital Expenditures. Our total capital expenditures were approximately $38.4 million for the six months ended June 30, 2019, which were primarily related to accelerated capital cost for the Bairoil plant expansion, drilling, capital workovers and facilities located in the Rockies and South Texas.

Government Trust Account. In 2015, the Bureau of Safety and Environmental Enforcement issued a preliminary report that indicated the estimated cost of decommissioning the offshore production facilities associated with our properties in federal waters offshore Southern California may further increase. The implementation of this increase is currently on hold and we do not expect resolution of a negotiated decommissioning estimate until later in 2019. The Company had previously supported the Beta decommissioning obligation with $71.3 million of A – rated surety bonds and $90.2 million of cash, but $90.0 million of cash was released to the Company on June 24, 2019. Following the release, Beat’s decommissioning obligations remain fully supported by $161.3 million in A – rated surety bonds and $0.3 million in cash.

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

As of June 30, 2019, we had working capital deficit of $3.7 million primarily due to the timing of accruals, which included accrued liabilities of $31.4 million and revenues payable of $22.4 million offset by a cash balance of $18.7 million, accounts receivable of $22.8 million and prepaid expenses of $9.3 million.

Debt Agreements

New Revolving Credit Facility. On November 2, 2018, OLLC as borrower, entered into the New Revolving Credit Facility (as amended and supplemented to date) with Bank of Montreal, as administrative agent. At June 30, 2019, our borrowing base under our New Revolving Credit Facility was subject to redetermination on at least a semi-annual basis primarily based on a reserve engineering report with respect to our estimated natural gas, oil and NGL reserves, which takes into account the prevailing natural gas, oil and NGL prices at such time, as adjusted for the impact of our commodity derivative contracts. The borrowing base as of June 30, 2019, was approximately $425.0 million.

As of June 30, 2019, we were in compliance with all the financial (current ratio and total leverage ratio) and other covenants associated with our New Revolving Credit Facility.

As of June 30, 2019, we had approximately $248.4 million of available borrowings under our New Revolving Credit Facility, net of $1.7 million in letters of credit. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under “Item 1. Financial Statements” of this quarterly report for additional information regarding our New Revolving Credit Facility.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated. The cash flows for the six months ended June 30, 2019 and 2018, have been derived from our Unaudited Condensed Consolidated Financial Statements. For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under “Item 1. Financial Statements” of this quarterly report.

	For the Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$33,299	$84,275
Net cash used in investing activities	56,425	(20,247)
Net cash used in financing activities	(120,726)	(62,509)

Operating Activities. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities was $33.3 million and $84.3 million for the six months ended June 30, 2019 and 2018, respectively. Production volumes were approximately 21.3 MBoe/d and 28.6 MBoe/d for the six months ended June 30, 2019 and 2018, respectively. The average realized sales price was $32.32 per Boe and $34.56 per Boe for the six months ended June 30, 2019 and 2018, respectively. Lease operating expenses were $55.2 million and $57.1 million for the six months ended June 30, 2019 and 2018, respectively. Gathering, processing and transportation was $9.0 million and $11.6 million for the six months ended June 30, 2019 and 2018, respectively.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2019 was $56.4 million, of which $33.2 million was used for additions to oil and natural gas properties. Withdrawal of restricted investments was $90.0 million, which related to the Company receiving $90.0 million from the Beta decommissioning trust account. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements” of this quarterly report for additional information. Net cash used in investing activities for the six months ended June 30, 2018 was $20.2 million, of which $38.8 million was used for additions to oil and natural gas properties and partially offset by $18.6 million in proceeds from the sale of oil and natural gas properties related to the South Texas Divestiture.

Financing Activities. The Company had net repayments of $119.0 million related to our New Revolving Credit Facility and $62.0 million under the Emergence Credit Facility for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, the Company repurchased 169,400 shares of common stock at an average price of $7.35 for a total cost of approximately $1.3 million.

Contractual Obligations

During the six months ended June 30, 2019, there were no significant changes in our consolidated contractual obligations from those reported in our 2018 Form 10-K except for the New Revolving Credit Facility borrowings and repayments.

Off–Balance Sheet Arrangements

As of June 30, 2019, we had no off–balance sheet arrangements.

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

For additional information regarding the volumes of our production covered by commodity derivative contracts and the average prices at which production is hedged as of June 30, 2019, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included “Item 1. Financial Statements” of this quarterly report.

Interest Rate Risk

Our risk management policy provides for the use of interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in over-hedged amounts from an economic perspective. From time to time we enter into offsetting positions to avoid being economically over-hedged. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for interest rate swap arrangements that were outstanding at June 30, 2019.

Counterparty and Customer Credit Risk

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. In addition, our derivative contracts may expose us to credit risk in the event of nonperformance by counterparties. Some of the lenders, or certain of their affiliates, under our previous and current credit agreements are counterparties to our derivative contracts. While collateral is generally not required to be posted by counterparties, credit risk associated with derivative instruments is minimized by limiting exposure to any single counterparty and entering into derivative instruments only with counterparties that are large financial institutions. Additionally, master netting agreements are used to mitigate risk of loss due to default with counterparties on derivative instruments. These agreements allow us to offset our asset position with our liability position in the event of default by the counterparty. We have also entered into International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with each of our counterparties. The terms of the ISDA Agreements provide us and each of our counterparties with rights of set-off upon the occurrence of defined acts of default by either us or our counterparty to a derivative, whereby the party not in default may set-off all liabilities owed to the defaulting party against all net derivative asset receivables from the defaulting party. At June 30, 2019, after taking into effect netting arrangements, we had no counterparty exposure related to our derivative instruments. As a result, had all counterparties failed completely to perform according to the terms of the existing contracts, we would have had the right to offset $13.0 million against amounts outstanding under our New Revolving Credit Facility at June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Change in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The completion of the Merger is not assured and is subject to a number of conditions and risks, including conditions and risks that are outside of our control. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be so satisfied or waived. If any of the conditions set forth in the Merger Agreement are not satisfied or waived, we will be unable to complete the Merger.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes our repurchase activity during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands)
Common Shares Repurchased (1)
April 1, 2019 - April 30, 2019	278	$6.90	—	n/a
May 1, 2019 - May 31, 2019	26,559	$7.18	—	n/a
June 1, 2019 - June 30, 2019	4,818	$6.10	—	n/a

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

3.2	—	Amended and Restated Bylaws of Amplify Energy Corp. (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-217674) filed on May 4, 2017).

10.1	—

Employment Agreement, dated May 3, 2019, by and between Amplify Energy Corp. and Martyn Willsher (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 333-217674) filed on May 9, 2019).

10.2	—

Employment Agreement, dated May 3, 2019, by and between Amplify Energy Corp. and Richard P. Smiley (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 333-217674) filed on May 9, 2019).

10.3	—

Employment Agreement, dated May 3, 2019, by and between Amplify Energy Corp. and Eric M. Willis (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 333-217674) filed on May 9, 2019).

Exhibit Number		Description
10.4	—

First Amendment to Credit Agreement, dated May 5, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Amplify Energy Corp., the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on May 6, 2019).

10.5	—

Second Amendment to Credit Agreement, dated July 16, 2019, by and among Amplify Energy Operating LLC, Amplify Acquisitionco Inc., Amplify Energy Corp., the guarantors party thereto, lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-35364) filed on July 17, 2019).

10.6	—	Form of Waiver of Accelerated Vesting of RSUs (incorporated by reference to Exhibit 10.8 of Midstates Petroleum Company, Inc.’ s Registration on Form S-4 (File No. 333-231999) filed on June 7, 2019).

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	—	XBRL Calculation Linkbase Document

101.DEF*	—	XBRL Definition Linkbase Document

101.INS*	—	XBRL Instance Document

101.LAB*	—	XBRL Labels Linkbase Document

101.PRE*	—	XBRL Presentation Linkbase Document

101.SCH*	—	XBRL Schema Document

*	Filed as an exhibit to this Quarterly Report on Form 10-Q.
**	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Energy Corp.
(Registrant)

Date: August 5, 2019	By:	/s/ Martyn Willsher
	Name:	Martyn Willsher
	Title:	Senior Vice President and Chief Financial Officer

Date: August 5, 2019	By:	/s/ Denise DuBard
	Name:	Denise DuBard
	Title:	Vice President and Chief Accounting Officer